Form 10-Q
period 2016-06-30
KT High-Tech Marketing Inc.
filed 2016-08-15
CIK 1662684

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number                  000-55564

KT HIGH-TECH MARKETING, INC.

(Exact name of registrant as specified in its charter)

GRANT HILL ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	81-1004273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14440 Big Basin Way #12

Saratoga, California 95070

(Address of Principal Executive Offices)

408-663-5247

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	June 30, 2016

Common Stock, par value $0.0001	23,800,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

KT HIGH-TECH MARKETING, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$380	-
Total assets	380	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$3,500	$3,750
Total liabilities	$4,000	$3,750

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 23,800,000 shares and 20,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	2,380	2,000
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	3,419	312
Accumulated deficit	(6,919)	(4,062)
Total stockholders' deficit	(3,120)	(3,750)
Total liabilities and stockholders' deficit	380	-

The accompanying notes are an integral part of these financial statements.

2

KT HIGH-TECH MARKETING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months
ended June 30, 2016

Revenue	$-

Cost of revenues	-

Gross profit	-

Operating expenses	2,857

Operating loss	(2,857)

Loss before income taxes	(2,857)

Income tax expense	-

Net loss	$(2,857)

Loss per share - basic and diluted	$-

Weighted average shares - basic and diluted	23,800,000

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the six months
ended June 30, 2016

OPERATING ACTIVITIES
Net loss	$(2,857)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	3,170
Changes in Operating Assets and Liabilities:
Accrued liability	(250)
Net cash provided by (used in) operating activities	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	380
Proceeds from stockholders contribution	-
Net cash provided by financing activities	380

Net increase in cash	$380
Cash, beginning of period	-
Cash, end of period	$380
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

KT High-Tech Marketing, Inc. (the "Company") was incorporatedon December 11, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders, filling a registration statement on Form 10 to register its class of common stock and effecting a change in control.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has $380 cash equivalents as of June 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016.

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016, there are no outstanding dilutive securities.

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

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

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

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

NOTE 2	GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $6,919 from inception (December 11, 2015) to June 30, 2016. The Company had working capital deficit of $2,120. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3	ACCRUED LIABILITIES

As of June 30, 2016, the Company had an accrued professional fee of $2,500.

NOTE 4	STOCKHOLDERS' DEFICIT

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2016, 23,800,000 shares of common stock and no preferred stock were issued and outstanding.

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

From April 19, 2016, and continuing thereafter, the Company issued a total of 3,800,000 shares of its common stock at par value pursuant to executed subscription agreements under a Regulation D offering, of which 85,000 shares were issued to related parties. A total of $380.00 was received by the Company as aggregate consideration paid for these 3,800,000 shares issued at par value.

NOTE 5	SUBSEQUENT EVENT

Management has evaluated subsequent events through August 15, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KT high-Tech Marketing, Inc. (the "Company") was incorporated oo December 11, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

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

The Company has limited operation procuring and distributing IT productions in US and overseas. The Company has raised $380 from 40 shareholders at par value during the quarter. The Company has been preparing its S-1 registration statement during quarter to be filed with SEC to conduct a direct share offering to investors.

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

As of June 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $2,857 and had an accumulated deficit of $6,919 for the six months ended and as of June 30, 2016, respectively.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 23,800,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

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

During April and May of 2016, the Company issued 3,800,000 shares to forty shareholders at par value to raise $380.

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

Dated:  August 11, 2016

