Form 10-Q/A
period 2016-06-30
KT High-Tech Marketing Inc.
filed 2016-08-31
CIK 1662684

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (the “Original 10-Q”), filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2016 is to amend our company’s unaudited financial statements and related disclosures.

Our management concluded that we previously incorrectly presented balance sheet for June 30, 2016, statements of operation, and statement of cash flow. We are therefore filing this Amendment No. 1 to correct the presentation of balance sheet for June 30, 2016, statements of operation, and statement of cash flow.

As several parts of the Original 10-Q are amended by this Amendment No. 1, for convenience, we have repeated the entire text of the Original 10-Q, as amended by this Amendment No. 1. Readers should therefore read and rely on this Amendment No. 1 in lieu of the Original 10-Q.

This Amendment No. 1 also contains currently dated officer certifications as Exhibits 31 and 32.

Except as amended by this Amendment No. 1, no other changes have been made to the Original 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Original 10-Q and does not reflect events that may have occurred subsequent to such original filing date.

FINANCIAL STATEMENTS

KT HIGH-TECH MARKETING, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$380	-
Total assets	380	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$3,500	$3,750
Total liabilities	3,500	3,750

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 23,800,000 shares and 20,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	2,380	2,000
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	3,419	312
Accumulated deficit	(6,919)	(4,062)
Total stockholders' deficit	(3,120)	(3,750)
Total liabilities and stockholders' deficit	$380	$-

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the six months
	ended June 30,2016	ended June 30, 2016

Revenue	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses	1,457	2,857

Operating loss	(1,457)	(2,857)

Loss before income taxes	(1,457)	(2,857)

Income tax expense	-	-

Net loss	$(1,457)	$(2,857)

Loss per share - basic and diluted	$-	$-

Weighted average shares - basic and diluted	22,783,520	21,344,307

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the six months
ended June 30, 2016

OPERATING ACTIVITIES
Net loss	$(2,857)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	3,107
Changes in Operating Assets and Liabilities:
Accrued liability	(250)
Net cash provided by (used in) operating activities	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	380
Proceeds from stockholders contribution	-
Net cash provided by financing activities	380

Net increase in cash	$380
Cash, beginning of period	-
Cash, end of period	$380
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECENT ACCOUNTING PRONOUNCEMENT

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

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $6,919 from inception (December 11, 2015) to June 30, 2016. The Company had working capital deficit of $3,120. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

As of June 30, 2016, the Company had an accrued professional fee of $3,500.

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

Dated:  August 26, 2016