Form 10-Q
period 2016-09-30
KT High-Tech Marketing Inc.
filed 2016-11-16
CIK 1662684

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes   ☒     No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	September 30, 2016

Common Stock, par value $0.0001	23,800,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

KT HIGH-TECH MARKETING, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$380	-
Total assets	380	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$3,500	$3,750
Total liabilities	3,500	3,750

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 23,800,000 shares and 20,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	2,380	2,000
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	3,419	312
Accumulated deficit	(6,919)	(4,062)
Total stockholders' deficit	(3,120)	(3,750)
Total liabilities and stockholders' deficit	$380	$-

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the nine months
	ended September 30,2016	ended September 30, 2016

Revenue	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses	0	2,857

Operating loss	0	(2,857)

Loss before income taxes	0	(2,857)

Income tax expense	-	-

Net loss	$0	$(2,857)

Loss per share - basic and diluted	$-	$-

Weighted average shares - basic and diluted	23,800,000	22,214,893

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months
ended September 30, 2016

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has $380 cash equivalents as of September 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016.

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

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

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

On September 12, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

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

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

NOTE 2              GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $6,919 from inception (December 11, 2015) to September 30, 2016. The Company had working capital deficit of $3,120. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3             ACCRUED LIABILITIES

As of September 30, 2016, the Company had an accrued professional fee of $3,500.

NOTE 4             STOCKHOLDERS' DEFICIT

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, 23,800,000 shares of common stock and no preferred stock were issued and outstanding.

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

NOTE 5              SUBSEQUENT EVENT

Management has evaluated subsequent events through November 15, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

During the quarter from July 1st, 2016 through September 30, 2016, the Company has been working on its S-1 registration statement with the SEC. The Company commences now commercial activities during this time. The Company has been in discussions with a number high-tech product vendors to market and distribute their products in the US and Asia. No formal agreement has been established. The Company does not expect formal agreements to be reached with suppliers and distribution partners until its S-1 registration statement becomes effective and it raises financing through S-1 registration.

As of September 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $2,857 and had an accumulated deficit of $6,919 for the six months ended and as of September 30, 2016, respectively.

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

Dated:  November 15, 2016