Form 10-Q/A
period 2016-09-30
KT High-Tech Marketing Inc.
filed 2016-12-12
CIK 1662684

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Yes   ☒     No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	September 30, 2016

Common Stock, par value $0.0001	24,400,000
Documents incorporated by reference:	None

Explanatory Note – this amended Quarterly Report on Form 10-Q amends certain information contained in our 10-Q for the quarter ended September 30, 2016, as filed with the Commission on November 16, 2016 (the “Original 10-Q”). The Original 10-Q was inadvertently filed prior to the completion of a review by our Independent Accountant. Our Independent Accountant has reviewed the financial statements disclosed in this 10-Q/A.

FINANCIAL STATEMENTS

KT HIGH-TECH MARKETING, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$380	$-
Total assets	$380	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$1,000	$3,750
Total liabilities	1,000	3,750

Stockholders' deficit
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 24,400,000 shares and 20,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	2,440	2,000
Discount on Common Stock	(2,060)	(2,000)
Additional paid-in capital	9,419	312
Accumulated deficit	(10,419)	(4,062)
Total stockholders' deficit	(620)	(3,750)
Total liabilities and stockholders' deficit	$380	$-

The accompanying notes are an integral part of these unaudited financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the nine months
	ended September 30, 2016	ended September 30, 2016

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses	3,500	6,357

Operating loss	(3,500)	(6,357)

Loss before income taxes	(3,500)	(6,357)

Income tax expense	-	-

Net loss	$(3,500)	$(6,357)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	24,400,000	22,440,523

The accompanying notes are an integral part of these unaudited financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months
ended September 30, 2016

OPERATING ACTIVITIES
Net loss	$(6,357)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	9,107
Changes in Operating Assets and Liabilities:
Accrued liability	(2,750)
Net cash provided by (used in) operating activities	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	380
Net cash provided by financing activities	380

Net increase in cash	380
Cash, beginning of period	-
Cash, end of period	$380
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these unaudited financial statements.

KT HIGH-TECH MARKETING, INC.

Notes to Unaudited Financial Statements

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $380 and $0 cash on hand as of September 30, 2016 and December 31, 2015 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENT

On August 26, 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The Update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: Issue 1 - Debt prepayment or debt extinguishment costs. Issue 2 - Settlement of zero-coupon debt instruments. Issue 3 - Contingent consideration payments made after a business combination. Issue 4 - Proceeds from the settlement of insurance claims. Issue 5 - Proceeds from the settlement of corporate-owned life insurance (COLI) policies, including bank-owned life insurance (BOLI) policies. Issue 6 - Distributions received from equity method investments. 7 - Beneficial interests in securitization transactions. Issue 8 - Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is still in progress of evaluating future impact of adopting this standard.

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

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $6,357 during the nine months ended September 30, 2016. The Company had a working capital deficit of $620 and an accumulated deficit of $10,419 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3	ACCRUED LIABILITIES

As of September 30, 2016 and December 31, 2015, the Company had accrued professional fees of $1,000 and $3,750, respectively.

NOTE 4	STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, 24,400,000 shares of common stock and no preferred stock were issued and outstanding.

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

From April 19, 2016, and continuing thereafter, the Company issued a total of 3,800,000 shares of its common stock at par value pursuant to executed subscription agreements under a Regulation D offering, of which 85,000 shares were issued to related parties. A total of $380 was received by the Company as aggregate consideration paid for these 3,800,000 shares issued at par value.

NOTE 5	SUBSEQUENT EVENT

Management has evaluated subsequent events through December 9, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”, except as follow:

The Company’s Registration Statement on Form S-1 was declared effective by the SEC on October 5, 2016. The registration prospectus covered the offer and sale of 3,800,000 shares of common stock of the Company, representing 3,000,000 shares of common stock offered by the Company and 800,000 shares of common stock offered by the shareholders. The Company and the selling shareholders will offer their shares, respectively, at a price of $1.00 per share. The offering registered therein is ongoing.

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

The Company has limited operation procuring and distributing IT productions in US and overseas. The Company has raised $380 from 40 shareholders at par value from April to May, 2016. On October 5, 2016, the Company’s registration on Form S-1 of a direct public offering to investors was declared effective by the SEC. The registration prospectus covered the offer and sale of 3,800,000 shares of common stock of the Company, representing 3,000,000 shares of common stock offered by the Company and 800,000 shares of common stock offered by the shareholders. The Company and the selling shareholders will offer their shares, respectively, at a price of $1.00 per share. The offering is ongoing.

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

During the quarter from July 1st, 2016 through September 30, 2016, the Company has been working on its S-1 registration statement with the SEC. The Company commences no commercial activities during this time. The Company has been in discussions with a number high-tech product vendors to market and distribute their products in the US and Asia. No formal agreement has been established.

As of September 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $6,357 and had an accumulated deficit of $10,419 for the nine months ended and as of September 30, 2016, respectively.

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

During the past years, the Company has issued 24,400,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On December 11, 2015, the Company issued to each of its then two officers and directors 10,000,000 shares of common stock for a total aggregate outstanding of 20,000,000.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KT HIGH-TECH MARKETING, INC.

By:	/s/ Michael Mo
Chief Executive Officer
Chief Financial Officer

Dated:  December 9, 2016