Form 10-K
period 2016-12-31
KT High-Tech Marketing Inc.
filed 2017-03-30
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number: 000-55564

KT HIGH-TECH MARKETING, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1004273
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

14440 Big Basin Way #12, Saratoga, California	95070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-663-5247

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of June 30, 2016 was approximately $0.00, as no trading market has developed for the registrant’s common equity.

The number of shares of common stock, par value $0.0001 (the “Common Stock”), outstanding as of March 28, 2017 was 26,506,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1. Business.

Corporate History

KT High-Tech Marketing Inc. (the “Company” or “we”) is an early-stage company planning to market and distribute technology products. The Company was incorporated in the State of Delaware in December 2015, and was formerly known as Grant Hill Acquisition Corporation (“Grant Hill” or “Grant Hill Acquisition”).

In April 2016, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Grant Hill Acquisition Corporation to KT High-Tech Marketing Inc. in April 2016.

The Company is located at 14440 Big Basin Way, #12, Saratoga, California 95070. The Company’s main phone number is (408) 663-5247.

Business Summary

The Company has recently commenced operations as a development-stage company. We plan to market and distribute technology products. We also intend to market and sell these products to end users and customers based on agreements that we plan to enter into with other companies that allow the Company to distribute products.

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

Our Technology Products and Services

Devices which the Company intends to distribute are the following: HD Security Cameras, Virtual Reality (VR) and Augment Reality (AR) glasses, drones accessory devices, connected car accessories and smart home devices.

Marketing and sales of Internet of Things (IoT), Mobile and Energy Storage Devices will occur in the United States and the Greater China Region.

The Company’s mobile devices include: Smartphone modules for consumer and industrial applications, tablet computers for business application and 3/4G modules for machine-to-machine (M2M) applications. Energy storage devices include: Lithium-Ion Battery (LiB) pack for electrical bike, LiB pack for industrial machine application and medical equipment applications.

The Company believes that today’s consumers value choice, not just in terms of the variety of products on offer, but also in the channels where they can buy them. Whereas the internet allows the increasingly-savvy consumer to research products from home at his/her leisure in terms of functionality, more importantly, it also allows him/her to find the best deal in terms of price. Store-based retailing, on the other hand, offers consumers expert advice; the latter is particularly important in TCG, where products are becoming increasingly complex, and the prospect of the interconnected home is resulting in increased need for installation and consumer demand for after sales care. The Company will provide both online and in-store product marketing materials for its partners and retail channels to reach and educate its customers.

The Market

Market Opportunity and Strategy

The global Internet of Things market will grow to $1.7 trillion in 2020 from $655.8 billion in 2014, research firm IDC says, as more devices come online and a bevy of platforms and services grow up around them. The firm predicts that the number of “IoT endpoints,” connected devices such as cars, refrigerators and everything in between, will grow from 10.3 billion in 2014 to more than 29.5 billion in 2020.

International Data Corporation (IDC) is the premier global provider of market intelligence, advisory services, and events for the information technology, telecommunications and consumer technology markets. IDC helps IT professionals, business executives, and the investment community make fact-based decisions on technology purchases and business strategy. More than 1,100 IDC analysts provide global, regional, and local expertise on technology and industry opportunities and trends in over 110 countries worldwide.

Devices, connectivity and IT services are expected to account for the majority of the global IoT market in 2020, with devices alone accounting for 31.8% of the total. Purpose-built platforms, storage, security, application software and “as a service” offerings are expected to capture a greater percentage of revenue as the market matures.

For IoT devices, the Company identifies the latest gadgets to procure and sale through its channels. KT will also provide integrated software application to control and manage the devices through one common interface to make the end-user experience seamless.

For VR/AR devices, current solutions are rather large and heavy to wear on one’s head. The Company has identified technology partners that can provide enclosure materials that will make the VR/AR head gear lighter and cooler to wear, which we believe will greatly enhance the user experience. The Company has also identified technology partners to embed more powerful chips in the devices while still keep the operating temperature in comfortable levels.

Security and action cameras are reaching ultra high definition (UHD) resolution to provide users better clarity and more ability to zoom in to the videos and pictures in real time. Meanwhile, these devices are becoming smaller and thinner with increasing functionality and connectivity. It is a challenge to keep all these functionalities in a small industrial design and keep it operate within its temperature range. The Company has identified technology partners in the market that can build smaller and cooler UHD security and action cameras. The Company will take these new devices to market through its channels.

Mobile Devices Market Opportunity and Strategy

Worldwide combined shipments of devices (PCs, tablets, ultramobiles and mobile phones) are expected to reach 2.4 billion units in 2016, a 1.9% increase from 2015, according to Gartner, Inc. Total market is expected to grow to 2.54 billion units in 2018.

The market size of global M2M connections is expected to reach $35.16 billion by 2020, at a CAGR of 11.57% between 2015 and 2020, according to Markets & Markets Analysis.

For mobile applications, KT works with industrial and M2M customers to provide them with the latest 4G module solution to meet their needs. Industrial applications include transportation vehicle communication, advertising displays, hospitality kiosks, and medical equipment.

Energy Storage Market Opportunity and Strategies

The global market for lithium ion batteries is a fast growing one and is expected to cross $30 billion by 2020. It continues to advance as high power and high capacity cells increase penetration into large-format applications. Vying for market adoption, LiB suppliers focus on more efficient battery chemistry and better thermal management for safety and reliability

According to market research firm IHS, the energy storage market is set to “explode” to an annual installation size of 6 gigawatts (GW) in 2017 and over 40 GW by 2022 — from an initial base of only 0.34 GW installed in 2012 and 2013.

An IMS Research report expects the market for storing power from solar panels – which was less than $200 million in 2012 – will catapult to $19 billion by 2017.

The Li-ion battery (LiB) market is one of the largest electronics market in the world by unit volume. According to Battery Japan report, over 6 billion LiB were shipped in 2015 for non-automotive applications, such as consumer electronics, energy storage and industrial applications.

However, LiB is known to cause fire and explosions in its applications and during transportation. Most recently, from December 1, 2015, through February 17, 2016, US Consumer Protection and Safety Commissions office received reports, from consumers in 24 states, of 52 hoverboards fires and explosions resulting in over $2 million in property damage, including the destruction of two homes and an automobile. LiB thermal runaway (LiB-TR) is the cause of fire and explosion.

Industrial applications have unique power needs and the choice of battery is important. While consumer products demand high energy density to obtain slim and elegant designs, industry focuses on durability and reliability. Industrial batteries are commonly bulkier than those used in consumer products but achieve a longer service life. The Company serves the industrial battery application market by working with technology partner that provides unique features that keep the batteries safer from thermal runaway propagation events.

For energy applications, the Company values safety and reliability as the top priority for our solution. The Company works closely with suppliers to design for safety and use high quality components to make the LiB packs.

Recent Developments

Between November 2016 and March 2017, the Company sold to various investors an aggregate of 2,066,000 shares of its Common Stock. The gross proceeds to the Company were $2,066,000.

The Company intends to use the proceeds of the offering (the “Proceeds”) to continue its efforts towards marketing and distributing technology products. Although the Company does not have definitive agreements in place, the Company has identified three growth markets (IoT, Mobile and Energy Storage) in consumer electronics and energy markets to target. The Company will focus on products that have very compact designs and come with highly efficient thermal management designs. Better thermal management designs make the product safer and more reliable to operate. The Company plans to work closely with supply partners to provide the latest technology and products in these three markets to serve its customers.

On May 6, 2016, the Company entered into a relationship with Tokyo, Japan-based E3 Enterprise (“E3” or “E3 Enterprise”) pursuant to a non-binding letter of intent (“E3 LOI”). Pursuant to the E3 LOI, the parties express a desire for the Company to distribute E3 Internet of Things products in the North American markets exclusively. Although the E3 LOI contemplated a closed transaction by December 2016, the parties are presently working in good faith to negotiate a final binding agreement, although no assurances can be made that such an agreement will be reach (or when it will be reached).

On October 31, 2016, the Company entered into a non-binding Letter of Intent (the “KULR LOI”) with KULR Technology Corporation, a Delaware corporation (“KULR”). The LOI outlines the terms of a potential transaction with KULR under which the Company would acquire all of the issued and outstanding capital stock of KULR in exchange for the issuance, to KULR’s shareholders, of new common stock constituting a majority of the Company’s issued and outstanding capital stock post-closing. KULR is a private technology firm that owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that are more effective at storing, conducting, and dissipating waste heat generated by an electronic system’s internal components in comparison to traditional materials such as copper and aluminum. The Company’s President, CEO, and director, Michael Mo, is a co-founder and CEO of KULR. Although, no assurances can be made that a transaction with KULR will take place, the negotiations are ongoing and KULR has committed to deal exclusively with the Company regarding any potential merger, acquisition, or similar transaction until February 10, 2017, which date has been mutually extended to March 31, 2017.

The Company believes that the Proceeds will assist in progressing the above efforts to negotiate a definitive agreement for either or both of the transactions contemplated by the KULR LOI and the E3 LOI, and for the implementation of the operations contemplated thereafter.

Pricing

The Company anticipates offering products at market-competitive prices. The also Company utilizes a direct channel model to offer competitive prices to its customers. In addition, the Company works closely with its industrial OEM customers to customize the product solution to the customer’s specifications and requirements. By planning to offer highly customized solutions, the Company plans to keep long-term relationships with its customers.

Employees

As of the date of this report, the Company has no employees other than its officer who has agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

Regulation

The Company’s business may be subject to various government regulations in the jurisdictions in which they operate. Due to the potential wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including regulations on importing goods, various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

Competition

The Company would compete with traditional distributors and marketers of technology products. Such companies would include large U.S. electronics distribution companies, such as Avnet and Future Electronics, as well as OEM Brand Marketing Companies, such as Audiovox and Sylvania.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company hopes to work with several strategic partners in important areas of its business and operations. However, currently, the Company has no such strategic partners other than the letter of intent that it has entered with E3.

The Company plans to work with partners and suppliers to procure products from China. Distribution is slated to occur through online channels such as Amazon.com.

The Company is also in discussion with a number of suppliers for their CE, mobile and IoT products.

Operations

The Company plans to market, sell and distribute a variety of technology products.

Sales and Marketing

The Company has conducted limited advertising and marketing to date as the primary focus of the Company since inception has been to concentrate on building its initial suite of operations. The Company needs to give some attention to constructing the marketing strategy and plans that it will use once its products are ready to enter the marketplace.

The Company has conducted no sales and marketing to date. The Company needs to give some attention to constructing the sales strategy and plans that it will use once its products are ready to enter the marketplace.

The Company believes that consumers today are more interested in core benefits and attractive prices than in often-unused bells and whistles. While there will always be high-end buyers willing to pay premium prices, we identified an attractive emerging market for easy-to-use consumer electronics products, with features that reflect user demand, priced 30 to 50 percent lower than standard offerings.

The Company believes that affordable basic products should not be confused with low-quality, poorly designed ones that use generic off-the-shelf components. Easy-to-use consumer electronics offerings, which we call “basics,” have been designed to be simpler, not just stripped down and made more cheaply. Basics are well conceived, well made, and have the features consumers demand—even those typically found in high-end products—but lack little-used features. Basics come from not only upstart companies but also established ones, though consumer electronics manufacturers have been slow to recognize the potential of the basics market.

Given the appetite for basics products among consumer electronics purchasers, the Company plans to market and sell simple, compact and easy to use products that offer consumer core benefits easy for them to understand and appreciate.

Intellectual Property

 The Company has not applied for any intellectual property or trade secret protection on any aspects of its business.

Item 1A. Risk Factors.

The following risk factors could materially affect our business, financial condition, and results of operations. These risk factors and other information in this Annual Report should be carefully considered in evaluating our business. They are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, the following should not be considered to be a complete statement of all the uncertainties we face.

The Company has no revenues to date.

The Company has generated no revenues to date. To date, most of management’s time, and the Company’s limited resources have been spent in developing its business strategy, researching potential opportunities, contacting partners, exploring marketing contacts, establishing operations and management personnel and resources, preparing its business plan and model, selecting professional advisors and consultants and seeking capital for the Company.

The Company has limited operating history of its own, and as such, any prospective investor can only assess the Company’s profitability or performance on a limited basis to date.

Because the Company is an early-stage company with limited operating history, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. As a company that only recently emerged from the development-stage, the Company may in the future still experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the Company’s industry.

The Company has a correspondingly small financial and accounting organization. Being a public company may strain the Company's resources, divert management’s attention and affect its ability to attract and retain qualified officers and directors.

The Company is an early-stage company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

The Company expects to incur additional expenses and may ultimately never be profitable.

The Company has only recently emerged from its status as a development-stage company, and it has limited operations to date. The Company will need to begin generating revenue to achieve and maintain profitability. To become profitable, the Company must successfully develop and operate its product sales and marketing business. These processes involve many factors that are beyond the Company’s control, including the type of competition that the Company may encounter. Ultimately, in spite of the Company’s best or reasonable efforts, the Company may never actually generate revenues sufficient to cover operating expenses or become profitable.

No formal market survey has been conducted.

No independent marketing survey has been performed to determine the potential demand for the Company’s distribution and sales of products. Nor has the Company conducted marketing studies regarding whether such properties or services would actually be marketable. No assurances can be given that upon marketing, the Company will be able to develop a sufficient customer base and business segment to sustain the Company's operations on a continued basis.

No assurance of market acceptance.

Even if the Company successfully markets, sells and distributes technology products, there can be no assurance that the market reception will be positive for the Company or its ventures.

Reliance on third party agreements and relationships is necessary for development of the Company's business.

The Company will need strong third party relationships and partnerships in order to develop and grow its business. The Company will be substantially dependent on these strategic partners and third party relationships, including (without limitation) the arrangement that the Company plans to enter into with E3 based in Japan.

In addition to other partnership risks, the technology that the Company has identified to partner with may not deliver its latest products and services on time for the Company to meet its market needs. Furthermore, the Company has non-exclusive license or partnership with some of its technology and supply partners, which can create supply constraint bottlenecks and commoditization of products over time. The Company relies heavily on its supply partners for manufacturing and logistics of its products. The ability for these partners to execute and deliver products in volume on time is out of the Company’s control and therefore a substantial risk factor for its success.

The proposed operations of the Company are speculative.

The success of the proposed business plan of the Company will depend to a great extent on the operations, financial condition and management of the Company. Although the Company has a business plan and intends to execute its overall business strategy, limited operations have been conducted to date. As no revenues have been realized as of yet, the proposed operations of the Company remain speculative.

Executive officers, directors and 5% shareholders of the Company will retain voting control after the offering, which will allow them to exert substantial influence over major corporate decisions.

The Company anticipates that its executive officers and directors (together with 5% shareholders) will, in the aggregate, beneficially own enough of its issued and outstanding capital stock following the completion of this offering, assuming the sale of all Shares hereby offered, to exert voting control. Accordingly, the present shareholders, by virtue of their percentage share ownership and certain procedures established by the certificate of incorporation and by-laws of the Company for the election of its directors, may effectively control the board of directors and the policies of the Company. As a result, these stockholders will retain substantial control over matters requiring approval by the Company’s stockholders, such as (without limitation) the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

The Company depends on its management team and employees to operate its business effectively.

The Company's future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the relatively early stage of the Company's business, its future success is highly dependent on its officers, to provide the necessary experience and background to execute the Company's business plan. The loss of any officer’s services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives, particularly in its ability to develop, commercialize and further its business and products.

The Company’s business also depends on its ability to attract and retain talent product marketing and sales professionals in the United States and in Asia. Any loss of key members of the team and the customer relationship associated with the member can impact the business significantly.

The time devoted by Company management may not be full-time.

It is not anticipated that key officers would devote themselves full-time to the business of the Company at the present time. Once the Company obtains additional financing or generates sufficient revenues and profits, officers may then become employed in a full-time capacity.

Government regulation could negatively impact the business.

The Company’s business segments may be subject to various government regulations in the jurisdictions in which they operate. Due to the potential wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

The Company's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd- Frank Act relating to compensation of its chief executive officer;

•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

The Company may face significant competition from companies that serve its industries.

The technology product sales and marketing business is highly competitive with respect to price, merchandise quality, assortment and presentation, and customer service. This competitive market creates the risk of adverse impact to the Company’s revenues due to the potential need to reduce prices, and thus reduce margins, in order to stay competitive. If the Company fails to timely and effectively respond to competitive pressures and changes in the markets, it could adversely affect the Company’s financial performance.

Furthermore, the Company competes with firms who may have greater financial, distribution, marketing and other resources than the Company and may be able to secure better arrangements with suppliers and employees and more successfully attract and retain customers. The Company may be vulnerable to the marketing power and degree of consumer recognition of these larger competitors. The Company is susceptible to the risk that its competitors could effectively venture into the Company’s areas of expertise, in which case, the Company may not be able to compete successfully, and competitive pressures may adversely affect its business, results of operations and financial condition.

Pricing pressures may be significant in the Company’s industry.

Because the market that the Company intends to target is competitive and large in volume, customers routinely ask for lower pricing to make their products more competitive. This phenomenon can put pricing pressure on the Company’s products and reduce profit margin over time.

The Company is subject to the potential factors of market and customer changes.

The business of the Company is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although the Company intends to carry out its plan of developing and selling products and solutions to satisfy changing customer demands in the marketplace, there can be no assurance that funds for such expenditures will be available or that the Company's competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts.

The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements.

The development of new technology is a significant risk. Even though the Company plans to invest in marketing and sales of leading technology products and services, new technology may come to market that makes the Company’s products obsolete and less attractive to customers.

General economic factors may adversely affect the Company’s financial performance.

Economic conditions beyond the Company’s control, such as increased unemployment levels, inflation, increases in fuel, other energy costs and interest rates, lack of available credit, erosion in consumer confidence and other factors affecting disposable consumer income may adversely affect the Company’s business. Many of those factors, as well as commodity rates, transportation costs, costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, changes in other laws and regulations and other economic factors, also affect the Company’s cost of goods sold as well as its general and administrative expenses, which may adversely affect sales or profitability.

The Company does not maintain certain insurance, including errors and omissions and indemnification insurance.

The Company has limited capital and, therefore, does not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. Even assuming that the Company obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations. Any such liability which might arise could be substantial and may exceed the assets of the Company. The certificate of incorporation and by-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate.

The Company has not applied for any intellectual property or trade secret protection on any aspects of its business. The Company has no current plans on attempting to obtain patents, copyright, trademarks and/or service marks on any of its solutions and services. There can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.

The Company has not independently verified the status of intellectual property held by any of its partners or suppliers, and the Company takes no responsibility for the acts and omissions of these entities whose products the Company markets and sells.

The technology and products that the Company plans to market may be accused of infringing patents that the Company, its supplier and technology partner may not be aware of initially. Patents owners may take action to block the same of such products, which can impact sales of the Company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has no properties and at the period covered by this Report has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

Item 3. Legal Proceedings.

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

There is currently no public market for the Company's securities.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Stock Transfer Agent

Our stock transfer agent of our Common Stock is Island Stock Transfer, located at 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Common Shareholders

On March 28, 2017, we had approximately 67 shareholders of record.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Repurchase of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management Discussion and Analysis (“MD&A”) contains “forward-looking statements”, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe under “Risk Factors” in our reports filed with the Securities and Exchange Commission.  Actual results may differ materially from any forward looking statement.

Overview

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

As of December 31, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained a net loss of $35,016 and had an accumulated deficit of $39,078 for the year ended and as of December 31, 2016, respectively.

Management will pay all expenses incurred by the Company. There is no expectation of repayment for such expenses.

Recent Developments

Between November 2016 and March 2017, the Company sold to various investors an aggregate of 2,066,000 shares of its Common Stock. The gross proceeds to the Company were $2,066,000.

The Company intends to use the proceeds of the offering (the “Proceeds”) to continue its efforts towards marketing and distributing technology products. Although the Company does not have definitive agreements in place, the Company has identified three growth markets (IoT, Mobile and Energy Storage) in consumer electronics and energy markets to target. The Company will focus on products that have very compact designs and come with highly efficient thermal management designs. Better thermal management designs make the product safer and more reliable to operate. The Company plans to work closely with supply partners to provide the latest technology and products in these three markets to serve its customers.

On May 6, 2016, the Company entered into a relationship with Tokyo, Japan-based E3 Enterprise (“E3” or “E3 Enterprise”) pursuant to a non-binding letter of intent (“E3 LOI”). Pursuant to the E3 LOI, the parties express a desire for the Company to distribute E3 Internet of Things products in the North American markets exclusively. Although the E3 LOI contemplated a closed transaction by December 2016, the parties are presently working in good faith to negotiate a final binding agreement, although no assurances can be made that such an agreement will be reach (or when it will be reached).

On October 31, 2016, the Company entered into a non-binding Letter of Intent (the “KULR LOI”) with KULR Technology Corporation, a Delaware corporation (“KULR”). The LOI outlines the terms of a potential transaction with KULR under which the Company would acquire all of the issued and outstanding capital stock of KULR in exchange for the issuance, to KULR’s shareholders, of new common stock constituting a majority of the Company’s issued and outstanding capital stock post-closing. KULR is a private technology firm that owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that are more effective at storing, conducting, and dissipating waste heat generated by an electronic system’s internal components in comparison to traditional materials such as copper and aluminum. The Company’s President, CEO, and director, Michael Mo, is a co-founder and CEO of KULR. Although, no assurances can be made that a transaction with KULR will take place, the negotiations are ongoing and KULR has committed to deal exclusively with the Company regarding any potential merger, acquisition, or similar transaction until February 10, 2017, which date has been mutually extended to March 31, 2017.

The Company believes that the Proceeds will assist in progressing the above efforts to negotiate a definitive agreement for either or both of the transactions contemplated by the KULR LOI and the E3 LOI, and for the implementation of the operations contemplated thereafter.

Results of Operations

Year Ended December 31, 2016 Compared with Period From December 11, 2015 (Inception) to December 31, 2015

Operating Expenses

For the year ended December 31, 2016, operating expenses increased $30,958, or 762%, as compared to the period from December 11, 2015 (Inception) to December 31, 2015. Operating expenses consist primarily of accounting, legal, professional and travel expenses. The increase as compared to the 2015 period is primarily attributable to costs being incurred over a full year during 2016.

Interest Income

For the year ended December 31, 2016, interest income increased $4, as compared to the period from December 11, 2015 (Inception) to December 31, 2015. Our interest income is generated from cash deposited in a savings account.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2016	2015

Cash	$213,181	$-

Working Capital (Deficiency)	$254,721	$(3,750)

We reported net losses of $35,016 and $4,062 for the year ended December 31, 2016 and the period from December 11, 2015 (Inception) to December 31, 2015, respectively. At December 31, 2016 and 2015, our accumulated deficit was $39,078 and $4,062, respectively. We have not yet achieved profitability. We expect that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant revenues to achieve profitability. We may never achieve profitability.

During the year ended December 31, 2016, we received an aggregate of $20,380 of proceeds from the sale of common stock and $224,000 of proceeds from deposits received from investors on common stock subscriptions. At December 31, 2016, we had a cash balance of $213,181. Subsequent to December 31, 2016, the Company received an aggregate of $1,822,000 in connection with sales of common stock to various investors a price of $1.00 per share. In connection with the sales, the Company issued an aggregate of 1,822,000 shares of common stock to the investors. We believe that our existing cash, which includes the proceeds from our sale of common stock, will be sufficient to fund our current business operations for at least the next twelve months from the date of this filing.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2016 in the amount of $31,199. The net cash used in operating activities for the year ended December 31, 2016 was primarily due to cash used to fund a net loss of $35,016, adjusted for non-cash expenses in the amount of $9,107, plus $5,290 of cash used to fund changes in the levels of operating assets and liabilities. There was no net cash used in operating activities for the period from December 11, 2015 (Inception) to December 31, 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2016 was $244,380, of which, $224,000 was attributable to proceeds received from deposits on common stock subscriptions and $20,380 was attributable to proceeds from the sale of common stock. There was no cash provided by financing activities for the period from December 11, 2015 (Inception) to December 31, 2015.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company assesses the likelihood that deferred tax assets will be realized. Accounting Standards Codification (“ASC”) 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2016 and 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as operating expenses in the statements of operations.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. As of December 31, 2016 and 2015, there were no outstanding dilutive securities.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of receivables and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-01 “Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on the Company’s financial statements.

On April 30, 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions”. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this ASU specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this ASU should be applied retrospectively for all financial statements presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

On September 12, 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.” The amendments in this ASU cover a wide range of Topics in the ASC. The amendments in this ASU represent changes to make minor corrections or minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU require that transition guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. The adoption of this standard did not have a material impact on the Company’s financial statements.

On November 20, 2015, the FASB issued ASU No. 2015-17, “Income Taxes.” The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. The ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this ASU provide guidance on eight specific cash flow issues. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating this ASU and its impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

KT HIGH-TECH MARKETING, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of KT High-Tech Marketing, Inc.

We have audited the accompanying balance sheets of KT High-Tech Marketing, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, stockholders' (deficiency) equity, and cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

KCCW Accountancy Corp.

Alhambra, California

March 29, 2017

KT HIGH-TECH MARKETING, INC.

BALANCE SHEETS

	December 31,
	2016	2015

Assets

Current Assets:
Cash	$213,181	$-
Prepaid expenses	29,000	-
Receivable from related party	26,034	-

Total Assets	$268,215	$-

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
Accrued liabilities	$13,494	$3,750

Total Current Liabilities	13,494	3,750
Other liabilities	224,000	-

Total Liabilities	237,494	3,750

Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value;
Authorized, 20,000,000 shares;
None issued and outstanding
at December 31, 2016 and 2015	-	-
Common stock, $0.0001 par value;
Authorized, 100,000,000 shares;
24,460,000 and 20,000,000 shares issued and outstanding
at December 31, 2016 and 2015, respectively	2,446	2,000
Discount on common stock	(2,060)	(2,000)
Additional paid-in capital	69,413	312
Accumulated deficit	(39,078)	(4,062)

Total Stockholders' Equity (Deficiency)	30,721	(3,750)

Total Liabilities and Stockholders' Equity (Deficiency)	$268,215	$-

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENTS OF OPERATIONS

		For the Period From
		December 11, 2015
	For the Year Ended	(Inception) to
	December 31, 2016	December 31, 2015

Revenue	$-	$-

Cost of revenue	-	-

Gross Profit	-	-

Operating expenses	35,020	4,062

Loss from Operations	(35,020)	(4,062)

Interest income	4	-

Loss Before Income Taxes	(35,016)	(4,062)

Income tax expense	-	-

Net Loss	$(35,016)	$(4,062)

Net Loss Per Share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	22,967,265	20,000,000

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD FROM DECEMBER 11, 2015 (INCEPTION) TO DECEMBER 31, 2015

				Additional
	Common Stock		Discount on	Paid-In	Accumulated
	Shares	Amount	Common Stock	Capital	Deficit	Total

Balance - December 11, 2015 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-

Stockholder contributed company expense	-	-	-	312	-	312

Net loss	-	-	-	-	(4,062)	(4,062)

Balance - December 31, 2015	20,000,000	$2,000	$(2,000)	$312	$(4,062)	$(3,750)

Redemption of common stock	(19,400,000)	(1,940)	1,940	-	-	-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-

Common stock issued for cash, at par	3,800,000	380	-	-	-	380

Common stock issued for cash	20,000	2	-	19,998	-	20,000

Common stock issued for services	40,000	4	-	39,996	-	40,000

Stockholder contributed company expense	-	-	-	9,107	-	9,107

Net loss	-	-	-	-	(35,016)	(35,016)

Balance - December 31, 2016	24,460,000	$2,446	$(2,060)	$69,413	$(39,078)	$30,721

 The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

STATEMENTS OF CASH FLOWS

		For the Period From
		December 11, 2015
	For the Year Ended	(Inception) to
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities
Net loss	$(35,016)	$(4,062)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid for by stockholder and contributed as capital	9,107	312
Changes in operating assets and liabilities:
Prepaid expenses	(9,000)	-
Receivable from related party	(6,034)	-
Accrued liabilities	9,744	3,750

Total Adjustments	3,817	4,062

Net Cash Used In Operating Activities	(31,199)	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	20,380	-
Proceeds from deposits on common stock subscriptions	224,000	-

Net Cash Provided By Financing Activities	244,380	-

Net Increase In Cash	213,181	-

Cash - Beginning	-	-

Cash - Ending	$213,181	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Non-cash investing and financing activities:
Common stock issued to founders for no consideration	$-	$2,000
Common stock issued to officer for no consideration	$2,000	$-
Common stock issued for prepaid legal service fees	$20,000	$-
Common stock issued for prepaid legal service fees for a related-party	$20,000	$-

The accompanying notes are an integral part of these financial statements.

KT HIGH-TECH MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION AND OPERATIONS

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY AND FINANCIAL CONDITION

The Company incurred net losses of $35,016 and $4,062 for the year ended December 31, 2016 and the period from December 11, 2015 (Inception) to December 31, 2015, respectively. At December 31, 2016, the Company’s working capital and accumulated deficit were $254,721 and $39,078, respectively. The Company has not yet achieved profitability and it is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to achieve profitability.

The Company believes that its existing cash will be sufficient to fund our current business operations for at least the next twelve months from the date of this filing. However, in order for the Company to execute its sales and marketing strategy, the Company will need to raise additional capital. The Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its sales and marketing initiatives and take additional measures to reduce costs in order to conserve its cash.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. The Company’s significant estimates and assumptions include the fair value of the Company’s stock and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

CASH

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

KT HIGH-TECH MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company assesses the likelihood that deferred tax assets will be realized. Accounting Standards Codification (“ASC”) 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2016 and 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as operating expenses in the statements of operations.

NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. As of December 31, 2016 and 2015, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of receivables and accrued liabilities approximate fair value due to the short-term nature of these instruments.

KT HIGH-TECH MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-01 “Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on the Company’s financial statements.

On April 30, 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions”. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this ASU specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this ASU should be applied retrospectively for all financial statements presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

On September 12, 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.” The amendments in this ASU cover a wide range of Topics in the ASC. The amendments in this ASU represent changes to make minor corrections or minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU require that transition guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. The adoption of this standard did not have a material impact on the Company’s financial statements.

On November 20, 2015, the FASB issued ASU No. 2015-17, “Income Taxes.” The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. The ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this ASU provide guidance on eight specific cash flow issues. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating this ASU and its impact on its financial statements.

KT HIGH-TECH MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 ACCRUED LIABILITIES

As of December 31, 2016 and 2015, the Company had accrued liabilities of $13,494 and $3,750, respectively. The Company’s accrued liabilities consisted of accrued professional fees.

NOTE 4 RECEIVABLE FROM RELATED PARTY

As of December 31, 2016, the Company’s receivable from related party of $26,034 was associated with certain professional fees that were payable by a company controlled by the Company’s President, CEO and director. See Note 5 – Stockholders’ Equity.

NOTE 5 STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value of $0.0001 per share. As of December 31, 2016, 24,460,000 and 0 shares of common stock and preferred stock, respectively, were issued and outstanding.

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. Since there was no consideration paid for the shares, the Company recorded a discount of $2,000, representing the par value of the stock, in connection with the issuance.

On April 17, 2016, the Company effected the following transactions to facilitate a change of control:

•	The Company redeemed 19,400,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof.

•	The then-current officers and directors of the Company resigned and new officers and directors were elected.

On April 18, 2016, the Company issued 20,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97% of the then total outstanding 20,600,000 shares of common stock to its newly-elected President, CEO and director.

During the second quarter of 2016, the Company issued an aggregate of 3,800,000 shares of common stock at par value for aggregate proceeds for $380, pursuant to subscription agreements under a Regulation D offering, of which, 85,000 shares were issued to related parties.

On December 5, 2016, the Company issued 40,000 shares of common stock valued at $40,000 pursuant to a legal services agreement. As of December 31, 2016, the legal services had not been provided and, as a result, the Company capitalized the $40,000 value of the common stock, of which, $20,000 was included within prepaid expenses and $20,000 was included within receivable from related party.

During the fourth quarter of 2016, the Company sold to an investor 20,000 shares of its common stock at a price of $1.00 per share for proceeds of $20,000. In addition, during the fourth quarter of 2016, the Company received deposits from investors in the aggregate amount of $224,000 associated with subscription agreements to purchase an aggregate of 224,000 shares of common stock at a price of $1.00 per share. As of December 31, 2016, the Company had not issued the 224,000 shares of common and, as a result, included the deposits from investors within other liabilities on the balance sheet. Subsequent to December 31, 2016, the Company issued the 224,000 shares of common stock to the investors.

During the years ended December 31, 2016 and 2015, Company expenses in the aggregate of $9,107 and $312, respectively, were paid by certain stockholders on the Company’s behalf and were recorded as contributions of capital within additional paid-in capital.

NOTE 6 SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company received an aggregate of $1,822,000 in connection with sales of common stock to various investors a price of $1.00 per share. In connection with the sales, the Company issued an aggregate of 1,822,000 shares of common stock to the investors.

Management has evaluated subsequent events through March 29, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors as of the date of this Annual Report.

Name	Age	Position
Michael Mo	45	President, CEO & Director

Michael Mo. Michael Mo serves as the Chief Executive Officer, sole officer, and the director of the Company. Since 2008, Mr. Mo has served as the Senior Director of Business Development at Amlogic, Inc., Santa Clara, California. For over 20 years, Mr. Mo has been a technology entrepreneur and successful investor in high tech companies. He has founded two high-tech companies, Sympeer Technology and Wish Solutions.

Mr. Mo founded Sympeer Technology which was acquired by Amlogic in 2008. At Amlogic, his team pioneered technology solutions for the OTT/IP set-top-box market which grew to over $100 million in revenues in six years with customers such as Alibaba, Xiami, Baidu and China Telecom. Michael Mo is a serial technology entrepreneur and investor with over 20 years of experience in technology management, product development and marketing Mr. Mo was early investor in Spreadtrum Communications (Acquired for $1.7B), Sage Semiconductors (Acquired by NYSE:STM), AllBusiness.com (Acquired by NBC) and CadMos Design (Acquired by Cadence Design).

Term of Office

Our sole director holds his position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our sole director believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Committees and Terms

The Board of Directors has not established any committees.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, our sole officer and director (including those of our subsidiaries) have not:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that a Form 3 for Michael Mo was filed late, resulting in one transaction not being reported on a timely basis.

Item 11. Executive Compensation.

The following table sets forth all compensation paid to our principal executive officer for the fiscal years ended December 31, 2016 and 2015. No other executive officer or former executive officer received more than $100,000 in compensation in the periods indicated except reported below.

SUMMARY COMPENSATION TABLE

				Stock	Option	All other
Name and		Salary	Bonus	awards	awards	compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)
	Year Ended
Michael Mo	December 31, 2016	0	0	0	0	0	0
President, Director	Year Ended
	December 31,2015	0	0	0	0	0	0

Employment Agreement

The Company has not entered into any employment agreements. However, the Company contemplates entering into an employment agreement with management as soon as

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

No director of the Company received any compensation for services as director during its last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of the date of filing of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Amount of shares of common stock
	Beneficially Owned	Percent Of
Name of Beneficial Owner	(1)	Class (2)
Michael Mo	20,000,000	75.45%
All Named Executive Officers and Directors as a group (one person)	20,000,000	75.45%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Calculated based on 26,506,000 shares of Common Stock outstanding as of March 28, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

James Cassidy is the sole owner and director of Tiber Creek Corporation which owns 300,000 shares of the Company's common stock. Tiber Creek has received significant consulting fees from the Company and also holds shares in the Company. Tiber Creek and MB Americus LLC, a California limited liability company, each currently hold 300,000 shares in the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Grant Hill Acquisition, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement.

The following shares were issued to, and are currently held by, persons related to Mr. Michael Mo: (a) Alexander Mo: 25,000 shares; (b) Brandon Mo: 25,000 shares; and (c) Mary Mo: 285,000 shares (250,000 shares of which were purchased pursuant to the prospectus including in the Company’s Registration Statement initially filed on June 28, 2016). Alexander Mo is the son of Michael Mo. Brandon Mo is also the son of Michael Mo. Mary Mo is the sister of Michael Mo.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees for professional services rendered by our registered independent public accounting firm for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$5,000	$3,750
Audit Related Fees	6,970	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$11,970	$3,750

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
No.	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

10. 1	Letter of Intent by and between the Company and E3 Enterprise (2)

10. 1	Letter of Intent by and between the Company and KULR Technology Corporation (2)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

(1)	Previously filed on Form 10-12G on January 7, 2016 (File No.: 000-55564) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.
(2)	Previously filed on Form S-1 on June 28, 2016 (File No.: 333-212272) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Form 8-K on October 31, 2016 as exhibit number 99.1 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KT High-Tech Marketing, Inc.

Date: March 29, 2017	By:	/s/ Michael Mo
Michael Mo
President, Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mo	Chief Executive Officer, Chief Financial Officer and Sole Director	March 29, 2017
Michael Mo