Form 10-Q
period 2017-03-31
KT High-Tech Marketing Inc.
filed 2017-05-22
CIK 1662684

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55564

KT HIGH-TECH MARKETING, INC.

(Exact name of registrant as specified in its charter)

14440 Big Basin Way #12, Saratoga, California 95070

(Address of principal executive offices)

408-663-5247

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(check one)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, there were 27,264,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

KT HIGH-TECH MARKETING, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets:
Cash	$2,068,924	$213,181
Prepaid expenses	56,783	29,000
Receivable from related party	35,634	26,034
Note receivable - related party	200,000	-
Interest receivable - related party	2,139	-
Security deposit	8,728	-

Total Assets	$2,372,208	$268,215

Liabilities and Stockholders' Equity

Current Liabilities:
Accrued liabilities	$9,984	$13,494

Total Current Liabilities	9,984	13,494
Other liabilities	-	224,000

Total Liabilities	9,984	237,494

Stockholders' Equity:
Preferred stock, $0.0001 par value; Authorized, 20,000,000 shares; None issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; Authorized, 100,000,000 shares; 26,944,000 and 24,460,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,694	2,446
Discount on common stock	(2,060)	(2,060)
Additional paid-in capital	2,553,165	69,413
Accumulated deficit	(191,575)	(39,078)

Total Stockholders' Equity	2,362,224	30,721

Total Liabilities and Stockholders' Equity	$2,372,208	$268,215

The accompanying notes are an integral part of these unaudited condensed financial statements.

KT HIGH-TECH MARKETING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended,
	March 31,
	2017	2016

Revenue	$-	$-

Cost of revenue	-	-

Gross Profit	-	-

Operating expenses	154,660	1,400

Loss from Operations	(154,660)	(1,400)

Interest income	2,163	-

Loss Before Income Taxes	(152,497)	(1,400)

Income tax expense	-	-

Net Loss	$(152,497)	$(1,400)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	25,782,289	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KT HIGH-TECH MARKETING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended,
	March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(152,497)	$(1,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid for by stockholder and contributed as capital	-	1,150
Changes in operating assets and liabilities:
Prepaid expenses	(27,783)	-
Receivable from related party	(9,600)	-
Interest receivable - related party	(2,139)	-
Security deposit	(8,728)	-
Accrued liabilities	(3,510)	250

Total Adjustments	(51,760)	1,400

Net Cash Used In Operating Activities	(204,257)	-

Cash Flows From Investing Activities
Issuance of note receivable - related party	(200,000)	-

Net Cash Used In Investing Activities	(200,000)	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	2,260,000	-

Net Cash Provided By Financing Activities	2,260,000	-

Net Increase In Cash	1,855,743	-

Cash - Beginning	213,181	-

Cash - Ending	$2,068,924	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in connection with subscriptions previously deposited	$224,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KT HIGH-TECH MARKETING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATIION

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2017.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY AND FINANCIAL CONDITION

The Company incurred net losses of $152,497 and $1,400 for three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company’s working capital and accumulated deficit were $2,362,224 and $191,575, respectively. The Company has not yet achieved profitability and it is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to achieve profitability.

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

KT HIGH-TECH MARKETING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. The Company’s significant estimates and assumptions include the fair value of the Company’s stock and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. As of March 31, 2017 and December 31, 2016, there were no outstanding dilutive securities.

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

KT HIGH-TECH MARKETING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes.” The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this standard did not have a material impact on the Company’s condensed financial statements.

NOTE 3	RECEIVABLE FROM RELATED PARTY

As of March 31, 2017 and December 31, 2016, the Company’s receivable from related party of $35,634 and $26,034, respectively, was associated with certain professional fees that were payable by KULR Technology Corporation, a Delaware corporation (“KULR”). The Company’s President, CEO, director and controlling shareholder, Michael Mo, is a co-founder and CEO of KULR. See Note 4 - Note Receivable - Related Party for additional details.

NOTE 4	NOTE RECEIVABLE - RELATED PARTY

During the three months ended March 31, 2017, the Company loaned an aggregate of $200,000 to KULR.

On March 31, 2017, in connection with the Company’s loan to KULR, KULR issued to the Company a promissory note in principal amount of $300,000 (the “Promissory Note”), of which, $200,000 had been loaned as of March 31, 2017 and the remaining $100,000 was loaned on April 25, 2017. The Promissory Note carries an interest rate equal to 8% per annum, which accrued interest and principal are due and payable on March 31, 2018. As of March 31, 2017, the Company accrued interest receivable related to the Promissory Note of $2,139.

In connection with the Company’s loan to KULR, the Company determined that it had a variable interest in KULR. However, the Company determined that it was not the primary beneficiary of KULR because the Company and its related party share power over KULR because the Company and its related party only have (a) an aggregate ownership interest of 38% of KULR on a fully-diluted basis; and (b) 50% of the Board representation of KULR. The Company’s maximum exposure to loss is the principal and interest disclosed in Note 3 and Note 4.

The Company and KULR entered into a non-binding letter of intent (the “LOI”) on October 31, 2016 setting forth the parties’ understanding to negotiate a definitive agreement with respect to a proposed transaction (the “Proposed Transaction”) by which the Company would acquire KULR. In connection with the loan, the Company and KULR agreed to extend the targeted closing date for the Proposed Transaction set forth in the LOI to May 31, 2017.

NOTE 5	ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company had accrued liabilities of $9,984 and $13,494, respectively. The Company’s accrued liabilities consisted of accrued professional fees and travel expenses.

KT HIGH-TECH MARKETING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6	STOCKHOLDERS' EQUITY

During the three months ended March 31, 2017, the Company sold to investors an aggregate of 2,260,000 shares of its common stock at a price of $1.00 per share for aggregate proceeds of $2,260,000. In addition, during the three months ended March 31, 2017, the Company issued an aggregate of 224,000 shares of common stock in connection with deposits received in 2016 from investors in the aggregate amount of $224,000.

NOTE 7	SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company received an aggregate of $320,000 in connection with sales of common stock to various investors a price of $1.00 per share. In connection with the sales, the Company issued an aggregate of 320,000 shares of common stock to the investors.

Management has evaluated subsequent events through May 15, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to KT High-Tech Marketing Inc., a Delaware corporation.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Recent Developments

Between November 2016 and April 2017, the Company sold to various investors an aggregate of 2,824,000 shares of its Common Stock. The gross proceeds to the Company were $2,824,000.

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

On March 31, 2017, KULR issued to the Company a Promissory Note in principal amount of $300,000 (the “Promissory Note”), of which, $200,000 had been loaned as of March 31, 2017 and the remaining $100,000 was loaned on April 25, 2017. The Promissory Note carries an interest rate equal to 8% per annum, which accrued interest and principal are due and payable on March 31, 2018. In connection with the loan, the Company and KULR agreed to extend the targeted closing date for the Proposed Transaction set forth in the KULR LOI to May 31, 2017. As of the date of this report, no definitive agreement contemplated by the KULR LOI has been executed and no assurance can be made that such an agreement would be executed or, if executed, the transaction contemplated thereby would close.

Results of Operations

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Operating Expenses

For the three months ended March 31, 2017, operating expenses increased $154,660, or 10,947%, as compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, operating expenses consisted of legal and professional of $69,650, marketing and promotion of $39,040, travel of $29,279, rent of $14,686 and office and other miscellaneous expenses of $2,005. For the three months ended March 31, 2016, operating expenses consisted of legal and professional of $1,000, and office and other miscellaneous expenses of $400.

Interest Income

For the three months ended March 31, 2017, interest income was $2,163 which was primarily due to interest earned associated with our note receivable from KULR.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2017	2016
	(Unaudited)

Cash	$2,068,924	$213,181

Working Capital	$2,362,224	$254,721

We reported net losses of $152,497 and $1,400 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, our accumulated deficit was $191,575. We have not yet achieved profitability. We expect that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant revenues to achieve profitability. We may never achieve profitability.

During the three months ended March 31, 2017, we received an aggregate of $2,260,000 of proceeds from the sale of common stock. At March 31, 2017, we had a cash balance of $2,068,924. Subsequent to March 31, 2017, the Company received an aggregate of $320,000 in connection with sales of common stock to various investors a price of $1.00 per share. In connection with the sales, the Company issued an aggregate of 320,000 shares of common stock to the investors. We believe that our existing cash, which includes the proceeds from our sale of common stock, will be sufficient to fund our current business operations for at least the next twelve months from the date of this filing.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2017 in the amount of $204,257. The net cash used in operating activities for the three months ended March 31, 2017 was primarily due to cash used to fund a net loss of $152,497 plus $51,760 of cash used to fund changes in the levels of operating assets and liabilities. There was no net cash used in operating activities for the three months ended March 31, 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 was $200,000 which was attributable to the issuance of a note receivable to KULR. There was no cash used in investing activities for the three months ended March 31, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 was $2,260,000 which was attributable to proceeds from the sale of common stock. There was no cash provided by financing activities for the three months ended March 31, 2016.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 30, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

On November 20, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes.” The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this standard did not have a material impact on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, due to the inadequate recordation of certain transactions and communication of those transactions to those integral to our disclosure procedures, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which our security holders may recommend nominees to the board of directors.

Item 6. Exhibits.

31.1.	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Executive Officer and Principal Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1.	Certification of the Chief Financial Officer and Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

May 22, 2017	By	/s/ Michael Mo
Michael Mo Chief Executive Officer (Principal Executive Officer)

	By	/s/ Michael Mo
Michael Mo Chief Financial Officer
(Principal Financial Officer)

