Form 10-Q
period 2017-06-30
KT High-Tech Marketing Inc.
filed 2017-08-18
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2017, there were 77,440,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets:
Cash	$2,213,059	$9,087
Accounts receivable	10,900	6,900
Note receivable - related party	-	85,000
Interest receivable - related party	-	2,152
Other current receivable	-	30,000
Other current receivable - related parties	-	2,000
Inventory	12,932	12,932
Prepaid expenses	208,868	12,344
Other current assets	8,727	3,648

Total Current Assets	2,454,486	164,063

Property and equipment, net	21,625	462

Total Assets	$2,476,111	$164,525

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
Accrued expenses and other current liabilities	$263,119	$72,445
Accrued expenses and other current liabilities - related parties	476,420	359,241

Total Current Liabilities	739,539	431,686

Commitments and contingencies

Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares designated; None issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 77,440,000 and 50,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7,744	5,000
Additional paid-in capital	4,581,236	1,661,649
Accumulated deficit	(2,852,408)	(1,933,810)

Total Stockholders' Equity (Deficiency)	1,736,572	(267,161)

Total Liabilities and Stockholders' Equity (Deficiency)	$2,476,111	$164,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$10,900	$3,600	$10,900	$6,900

Cost of revenue	56,195	5,166	56,195	7,749

Gross Loss	(45,295)	(1,566)	(45,295)	(849)

Operating Expenses:

Research and development	36,448	2,083	49,628	2,083
Research and development - related parties	269,942	84,679	401,057	194,058
General and administrative	332,218	115,670	413,962	205,966

Total Operating Expenses	638,608	202,432	864,647	402,107

Loss From Operations	(683,903)	(203,998)	(909,942)	(402,956)

Other Income (Expense):
Interest income	-	13	-	18
Interest income - related party	603	652	1,337	652
Interest expense - related party	(7,274)	-	(9,593)	-

Total Other (Expense) Income	(6,671)	665	(8,256)	670

Loss Before Income Taxes	(690,574)	(203,333)	(918,198)	(402,286)

Income tax expense	200	200	400	400

Net Loss	$(690,774)	$(203,533)	$(918,598)	$(402,686)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	52,570,582	45,133,471	50,791,128	43,379,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	50,000,000	$5,000	$1,661,649	$(1,933,810)	$(267,161)

Stock-based compensation	-	-	224,158	-	224,158

Equity of KT High-Tech Marketing, Inc. at the time of the reverse recapitalization	27,440,000	2,744	2,695,429	-	2,698,173

Net loss	-	-	-	(918,598)	(918,598)

Balance - June 30, 2017	77,440,000	$7,744	$4,581,236	$(2,852,408)	$1,736,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(918,598)	$(402,686)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	882	344
Stock-based compensation	224,158	14,949
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	(3,600)
Other current receivable	30,000	-
Other current receivable - related parties	2,000	-
Interest receivable - related party	2,152	(652)
Inventory	-	7,749
Prepaid expenses	(183,370)	(20,954)
Other current assets	861,377	-
Accrued expenses and other current liabilities	152,476	471,274
Accrued expenses and other current liabilities - related parties	114,679	41,268

Total Adjustments	1,200,354	510,378

Net Cash Provided By Operating Activities	281,756	107,692

Cash Flows From Investing Activities:
Purchase of note receivable - related party	-	(85,000)
Proceeds from collection of note receivable - related party	85,000	-
Cash acquired in reverse recapitalization	1,859,261	-
Purchases of property and equipment	(22,045)	-

Net Cash Provided By (Used In) Investing Activities	1,922,216	(85,000)

Net Increase In Cash	2,203,972	22,692

Cash - Beginning	9,087	138,753

Cash - Ending	$2,213,059	$161,445

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1	Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

KT High-Tech Marketing, Inc. ("KT High-Tech") was incorporated on December 11, 2015. Prior to the reverse recapitalization discussed below, KT High-Tech was an early-stage company planning to market and distribute technology products and components targeting the energy and consumer electronics industries. KT High-Tech intended to market and sell the products to both the end user and supply chain markets and to seek partnerships in developing and distributing such products. After the reverse recapitalization discussed below, KTHT integrated its existing business operations with those of its subsidiary, KULR Technology Corporation.

KULR, a wholly-owned subsidiary of KT High-Tech (collectively the “Company”), was formed in 2013 and is based in Santa Clara, California. KULR is primarily focused on commercializing its thermal management technologies in the high value, high-performance consumer electronic and energy storage applications. KULR owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that it believes are more effective at storing, conducting, and dissipating waste heat generated by an electronic system’s internal components (i.e. semiconductor, integrated circuits “chips”) in comparison to traditional materials, such as copper and aluminum. KULR’s technologies can be applied inside a wide array of electronic applications, such as mobile devices, cloud computing, virtual reality platforms, satellites, internet of things, drones, and connected cars. In addition to thermal management of electronic systems, KULR has developed a highly effective, passive energy storage solution for lithium ion batteries that has been tested and endorsed by the National Aeronautics and Space Administration (“NASA”).

Reverse Recapitalization

On June 8, 2017, KT High-Tech entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with KULR and 100% of the shareholders of KULR (the “KULR Shareholders”). On June 19, 2017 (the “Closing Date”), the Company closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the KULR Stockholders agreed to transfer an aggregate of 25,000,000 shares of KULR’s common stock to the Company in exchange for the Company’s issuance of an aggregate of 50,000,000 shares of the Company’s common stock to the KULR Stockholders (the “Share Exchange”). KULR became a wholly-owned subsidiary of KT High-Tech and the KULR Stockholders now beneficially own approximately 64.57% of KT High-Tech’s common stock on a fully-diluted basis. Upon the closing of the Share Exchange Agreement, a representative of the KULR Stockholders was appointed to be the Company’s second Board Director.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2017 and for the three and six months then ended. The results of operations for the three and six and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These condensed consolidated financial statements should be read in conjunction with KULR’s and KT High-Tech’s audited financial statements and related disclosures as of December 31, 2016 and for the year then ended, which are included in the Form 8-K/A and Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 19, 2017 and March 30, 2017, respectively.

The closing of the Share Exchange Agreement was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805-40. The condensed consolidated statements of operations herein reflect the historical results of KULR prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for KT High-Tech prior to the completion of the reverse recapitalization. The balance sheet as of December 31, 2016 presented herein reflects the assets and liabilities of KULR. KT High-Tech’s assets and liabilities are consolidated with the assets and liabilities of KULR as of the Closing Date. The number of shares issued and outstanding and additional paid-in capital of KT High-Tech have been retroactively adjusted to reflect the equivalent number of shares issued by KT High-Tech in the Share Exchange, while KULR’s accumulated deficit is being carried forward as the Company’s accumulated deficit. All costs attributable to the reverse recapitalization were expensed.

Note 2	Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, the collectability of receivables, inventory valuations, the recoverability and useful lives of long-lived assets and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations of Credit Risk

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

During the three and six months ended June 30, 2016, 100% of the Company’s revenues were generated from the Customer A. During the three and six months ended June 30, 2017, 100% of the Company’s revenues were generated from Customer B. As of June 30, 2017, a receivable from Customer B comprised 100% of the Company’s total account receivable. As of December 31, 2016, a receivable from Customer A comprised 100% of the Company’s total account receivable.

Inventory

Inventory is comprised of CFV thermal management solutions which are available for sale. Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of June 30, 2017 and December 31, 2016, the Company’s inventory was comprised solely of finished goods.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable and accrued expenses and other current liabilities approximate fair values due to the short-term nature of these instruments. The carrying amounts of the Company’s short–term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Sales are recognized upon shipment to the customer, free on board shipping point, or the point of customer acceptance.

During the three months ended June 30, 2017 and 2016, the Company recognized $10,900 and $3,600 of revenue related to the sale of PCM heat sinks and CFV thermal interfaces, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized $10,900 and $6,900 of revenue related to the sale of PCM heat sinks and CFV thermal interfaces, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. During the three months ended June 30, 2017 and 2016, the Company incurred $306,390 and $86,762, respectively, of research and development expenses. During the six months ended June 30, 2017 and 2016, the Company incurred $450,685 and $196,141, respectively, of research and development expenses.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. During the three months ended June 30, 2017 and 2016, 783,196 and 4,866,529 weighted average shares of unvested common stock, respectively, were excluded from weighted average common stock outstanding. During the six months ended June 30, 2017 and 2016, 876,496 and 6,620,726 weighted average shares of unvested common stock, respectively, were excluded from weighted average common stock outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of vested common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the conversion of preferred stock.

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2017 and December 31, 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the condensed statements of operations.

Liquidity and Management’s Plans

As of June 30, 2017, the Company had a cash balance, working capital and an accumulated deficit of $2,213,059, $1,714,947 and $2,852,408, respectively. During the three and six months ended June 30, 2017, the Company incurred a net loss of $690,774 and $918,598 respectively.

As a result of the closing of the Share Exchange, the Company believes it has sufficient cash to sustain its operations for at least a year from the date of this filing.

Note 3	Note Receivable – Related Party

On June 13, 2017, the Company collected the $85,000 note receivable from KULR’s Chief Executive Officer (“CEO”) in full as well as outstanding accrued interest in the amount of $3,488.

Note 4	Prepaid Expenses

As of June 30, 2017 and December 31, 2016, prepaid expenses consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Business development services	$100,000	$-
Research and development services	95,714	-
Professional fees	10,600	-
Salary	-	7,500
Conference fees	2,554	4,844
Total prepaid expenses	$208,868	$12,344

Note 5	Accrued Expenses and Other Current Liabilities

As of June 30, 2017 and December 31, 2016, accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Accrued legal and professional fees	$99,654	$18,000
Accrued payroll	54,331	-
Payroll and income tax payable	46,189	36,422
Accrued research and development expenses	29,292	6,250
Credit card payable	25,266	9,521
Other	8,387	2,252
Total accrued expenses and other current liabilities	$263,119	$72,445

Note 6	Accrued Expenses and Other Current Liabilities – Related Parties

As of June 30, 2017 and December 31, 2016, accrued expenses and other current liabilities – related parties consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Accrued research and development expenses - related parties	$476,420	$351,540
Due to related party	-	7,701
Total accrued expenses and other current liabilities - related parties	$476,420	$359,241

Accrued research and development expenses – related parties consists of (a) a liability of $110,000 and $77,500 as of June 30, 2017 and December 31, 2016, respectively, to the Company’s Chief Technology Officer (“CTO”) in connection with consulting services provided to the Company; and (b) a liability of $366,420 and $274,040 as of June 30, 2017 and December 31, 2016, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s CTO, in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions.

Due to related party consisted of certain amounts owed by KULR to KT High-Tech, which were eliminated in consolidation as a result of the reverse recapitalization.

Note 7	Stockholders' Equity (Deficiency)

Reverse Recapitalization

See Note 1 - Business Organization, Nature of Operations and Basis of Presentation - Reverse Recapitalization for details of the Share Exchange.

Common Stock

During the three months ended June 30, 2017, the Company received aggregate consideration of $32,000 related to certain restricted common stock awards that were issued in 2013 and 2014.

During the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $212,147 and $7,475, respectively, and during the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $224,158 and $14,949 respectively, related to restricted common stock awards which is included within general and administrative expenses on the condensed statements of operations. As of June 30, 2017, there was $651,869 of unrecognized stock-based compensation expense, of which, $466,201 was subject to re-measurement, that will be recognized over the weighted average remaining vesting period of 0.9 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KT High-Tech Marketing, Inc. ("KT High-Tech" and, including its subsidiary, KULR Technology Corporation (“KULR”), the “Company”) as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with KULR’s and KT High-Tech’s audited financial statements and related disclosures as of December 31, 2016 and for the year then ended, which are included in the Form 8-K and Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 19, 2017 and March 30, 2017, respectively. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

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

Overview

KT High-Tech Marketing, Inc. (the "Company") was incorporated on December 11, 2015 under the laws of the State of Delaware, and was formerly known as Grant Hill Acquisition Corporation. In April 2016, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Grant Hill Acquisition Corporation to KT High-Tech Marketing, Inc. in April 2016.

On June 19, 2017, the Company closed a share exchange agreement (the “Share Exchange Agreement”) with KULR Technology Corporation, a Delaware Corporation (“KULR”), and 100% of the shareholders of KULR (the “KULR Shareholders”). Upon the closing of the Share Exchange Agreement, KULR became a wholly owned subsidiary of the Company. The acquisition of KULR is treated as a reverse acquisition, and the business of KULR was integrated into the Company (the transaction, the “Reverse Acquisition”).

KULR was formed in 2013 and is based in Santa Clara, California. Since its inception, KULR primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KULR’s co-founder Dr. Timothy Knowles, in the high value, high-performance consumer electronic and energy storage applications. Prior to 2013, the Company’s technologies were used in numerous advanced space and industrial applications for NASA, Boeing, and Raytheon. A few notable achievements were the use of KULR’s technologies in: the Mars Lander/Rover (battery heat sink), X-31 Battery Heat Sink, Mercury Messenger (battery heat sink), and X-51 Scramjet (heat exchanger).

Prior to the Reverse Acquisition, the Company was an early-stage company planning to market and distribute technology products and components targeting the energy and consumer electronics industries. The Company intended to market and sell the products to both the end user and supply chain markets and to seek partnerships in developing and distributing such products.

After the Reverse Acquisition, the Company integrated its existing business operations with those of its subsidiary, KULR. KULR owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that it believes are more effective at conducting, dissipating and storing heat generated by an electronic system’s internal components (i.e. semiconductor, integrated circuits “chips”) in comparison to traditional materials, such as copper and aluminum. KULR’s technologies can be applied inside a wide array of electronic applications, such as mobile devices, cloud computing, virtual reality platforms, satellites, internet of things, drones, and connected cars.

Thermal Management Solutions

Three key vectors have driven advancements in semiconductors and electronics systems – performance, power, and size. These vectors, however, often counteract one another. As chip performance increases, power consumption increases and more heat is generated as a byproduct. When chip size reduces, there is an increased potential for a hot spot on the chip, which can degrade system performance. Electronic system components must operate within a specific temperature range on both the high and low end to operate properly. KULR resolves many of the tradeoffs associated with other thermal management materials. KULR’s products improve heat storage and dissipation, rigidity problems and durability. Its products are lightweight and reduce manufacturing complexity associated with traditional thermal management materials.

In addition to thermal management of electronic systems, KULR has developed, in partnership with NASA JSC, a highly effective, lightweight and passive thermal protection technology. Thermal Runaway Shield (TRS) for lithium ion batteries. KULR’s lithium ion battery (Li-B) TRS product prevents a potentially dangerous combustible condition known as thermal runaway from occurring in neighboring Li-B cells by acting as a shield or barrier in between individual Li-B cells in a battery pack. Although rare, incidents of thermal runaway occurring spontaneously in Li-B cargo shipments and inside electronics, including smartphones, hover boards and electric vehicles, are a cause of public concern.

Recent Developments

On June 6, 2017, the Company filed a Certificate of Designation of Series A Voting Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”). Pursuant to the Certificate of Designation, the Company designated 1,000,000 shares of preferred “A” stock, $0.0001 par value per share (individually or collectively the “Preferred A Stock”). The Preferred A Stock are not convertible into any series or class of stock of the Company. In addition, holders of the Preferred A Stock are not entitled to receive dividends, nor do they have rights to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company. Each record holder of Preferred A Stock have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Preferred A Stock has that number of votes equal to one-hundred (100) votes per share of Preferred A Stock held by such holder. The record holders of the Preferred A Stock are entitled to the same notice of any regular or special meeting of the shareholders as may or shall be given to holders of common stock entitled to vote at such meetings.

As discussed above, effective on June 19, 2017, pursuant to the Share Exchange Agreement, KULR became a wholly-owned subsidiary of the Company. Accordingly, the Company, through its subsidiary, KULR, will primarily focus its operations on KULR’s thermal management business.

Upon closing of the Share Exchange Agreement on June 19, 2017, the following persons constituted the executive officers and directors of the Company:

Name	Title(s)
Michael Mo	Chairman of the Board and Chief Executive Officer
Dr. Timothy Knowles*	Director, Chief Technical Officer and Secretary
George Henschke*	Treasurer and Interim Principal Financial Officer
Michael Carpenter*	Vice President of Engineering

* newly appointed as of June 19, 2017

Results of Operations

The closing of the Share Exchange Agreement was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805-40. The condensed consolidated statements of operations herein reflect the historical results of KULR prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for KT High-Tech prior to the completion of the reverse recapitalization.

Revenues

Revenues consisted of sales of our CFV thermal management solution and PCM heat sinks.

For the three months ended June 30, 2017 and 2016, we generated $10,900 and $3,600 of revenues, respectively, an increase of $7,300, or 203%.

For the six months ended June 30, 2017 and 2016, we generated $10,900 and $6,900 of revenues, an increase of $4,000, or 58%.

Cost of Revenues

Cost of revenues consists of research and development expenses directly related to sales as well as the cost of our CFV thermal management solution and PCM heat sinks.

For the three months ended June 30, 2017 and 2016, cost of revenues were $56,195 and $5,166, respectively, an increase of $51,029, or 988%. The increase was due to research and development expenses that were attributable to a sales agreement.

For the six months ended June 30, 2017 and 2016, cost of revenues were $56,195 and $7,749, respectively, an increase of $48,446, or 625%. The increase was due to research and development expenses that were attributable to a sales agreement.

Research and Development

Research and development includes expenses incurred in connection with the research and development of our CFV thermal management solution. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2017, research and development expenses increased to $36,448 from $2,083 in the comparable 2016 period, an increase of $34,365, or 1,650%. The increase is primarily attributable to a research consulting agreement which commenced in June 2016 as well as new R&D consulting agreements and service contracts which commenced in the second quarter of 2017.

For the six months ended June 30, 2017, research and development expenses increased to $49,628 from $2,083 in the comparable 2016 period, an increase of $47,545, or 2,283%. The increase is primarily attributable to a research consulting agreement which commenced in June 2016 as well as new R&D consulting agreements and service contracts which commenced in the second quarter of 2017.

We expect that our research and development expenses will to continue increase in the future.

Research and Development – Related Parties

Research and development – related parties includes expenses associated with the development of our CFV thermal management solutions provided by Energy Science Laboratories, Inc. (“ESLI”), a research and development company owned by our Chief Technology Officer (“CTO”)”, as well as services provided from our CTO. Research and development – related parties expenses are expensed as they are incurred.

For the three months ended June 30, 2017, research and development – related parties increased by $185,263, or 219%, to $269,942 from $84,679 in the comparable 2016 period. The increase is due to an increase in the amount of work provided by ESLI during the 2017 period.

For the six months ended June 30, 2017, research and development – related parties increased by $206,999, or 107%, to $401,057 from $194,058 in the comparable 2016 period. The increase is due to an increase in the amount of work provided by ESLI during the 2017 period.

We expect that our research and development expenses will continue to increase in the future.

General and Administrative

General and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the three months ended June 30, 2017, general and administrative expenses increased by $216,548, or 187%, to $332,218 from $115,670 in the comparable 2016 period. The increase is primarily due to an increase in non-cash stock-based compensation expense of approximately $205,000 as well as due to increased payroll from the hiring of new employees in the second quarter of 2017 as well as increased professional fees incurred with regards to the Share Exchange.

For the six months ended June 30, 2017, general and administrative expenses increased by $207,996, or 101%, to $413,962 from $205,966 in the comparable 2016 period. The increase is primarily to an increase in non-cash stock-based compensation expense of approximately $209,000 as well as due to increased payroll from the hiring of new employees in the second quarter of 2017 as well as increased professional fees incurred with regards to the Share Exchange.

Interest Income – Related Party

Interest income – related party consists of income generated from our loan receivable from our CEO.

For the three months ended June 30, 2017, interest income – related party decreased by $49 to $603 from $652. The decrease was due to the collection of the note receivable in the second quarter of 2017.

For the six months ended June 30, 2017, interest income – related party increased by $685 to $1,337 from $652. The increase was due to the purchase of a note receivable in the second quarter of 2016.

Interest Expense – Related Party

Interest expense – related party consists of interest on a KT High-Tech promissory note purchased by KULR in 2017.

For the three months ended June 30, 2017, interest expense – related party was $7,274.

For the six months ended June 30, 2017, interest expense – related party was $9,593.

Liquidity and Capital Resources

Operating Activities

For the six months ended June 30, 2017 and 2016, cash provided by operating activities was $281,756 and $107,692, respectively. Our cash provided by operations for the six months ended June 30, 2017 was primarily attributable to our net loss of $918,598, adjusted for net non-cash expense in the aggregate amount of $225,040, partially offset by $975,314 of net cash provided by changes in the levels of operating assets and liabilities. Our cash provided for the six months ended June 30, 2016 was primarily attributable to our net loss of $402,686, adjusted for net non-cash expense in the aggregate amount of $15,293, offset by $495,085 of net cash provided by changes in the levels of operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2017 and 2016, cash provided by (used in) investing activities was $1,922,216 and $(85,000), respectively. Cash provided by investing activities during the six months ended June 30, 2017 resulted from $1,859,261 of cash acquired in connection with the Share Exchange as well as $85,000 of proceeds received from the collection of our note receivable to our CEO, partially offset by $22,045 of purchases of property and equipment. Our cash used in investing activities for the six months ended June 30, 2016 was related to the purchase of a note receivable in the amount of $85,000 from our CEO.

Summary

As of June 30, 2017, we had a cash balance, working capital of and an accumulated deficit of $2,213,059, $1,714,947 and $2,852,408, respectively. During the three and six months ended June 30, 2017, we incurred a net loss of $690,774 and $918,598, respectively.

As a result of the closing of the Share Exchange, we believe we have sufficient cash to sustain our operations for at least a year from the date of this filing.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Current Report on Form 8-K which was filed with the SEC on June 19, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, due to the inadequate recordation of certain transactions and communication of those transactions to those integral to our disclosure procedures, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable. See, however, Item 1A of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by Item 701 of Regulation S-K was previously included in the Current Report on Form 8-K which was filed with the SEC on June 19, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which our security holders may recommend nominees to the board of directors.

Item 6. Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certifications of Chief Executive Officer.**

32.2	Section 1350 Certifications of Chief Financial Officer.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

August 18, 2017	By	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

August 18, 2017	By	/s/ George Henschke
George Henschke
Interim Chief Financial Officer
(Interim Principal Financial Officer)

