Form 10-Q
period 2017-09-30
KT High-Tech Marketing Inc.
filed 2017-11-17
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55564

KT HIGH-TECH MARKETING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-1004273 (I.R.S. Employer Identification No.)

14440 Big Basin Way #12, Saratoga, California (Address of principal executive offices)	95070 (Zip Code)

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

As of November 16, 2017, there were 77,440,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets:
Cash	$1,653,492	$9,087
Accounts receivable	26,006	6,900
Note receivable - related party	-	85,000
Interest receivable - related party	-	2,152
Other current receivable	-	30,000
Other current receivable - related parties	-	2,000
Inventory	28,083	12,932
Prepaid expenses	141,443	12,344
Other current assets	8,727	3,648

Total Current Assets	1,857,751	164,063

Property and equipment, net	33,359	462

Total Assets	$1,891,110	$164,525

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
Accrued expenses and other current liabilities	$299,726	$72,445
Accrued expenses and other current liabilities - related parties	507,041	359,241

Total Current Liabilities	806,767	431,686

Commitments and contingencies

Stockholders' Equity (Deficiency):

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares designated; None issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 77,440,000 and 50,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7,744	5,000
Additional paid-in capital	4,768,259	1,661,649
Accumulated deficit	(3,691,660)	(1,933,810)

Total Stockholders' Equity (Deficiency)	1,084,343	(267,161)

Total Liabilities and Stockholders' Equity (Deficiency)	$1,891,110	$164,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$15,106	$-	$26,006	$6,900

Cost of revenue	52,384	-	108,579	7,749

Gross Loss	(37,278)	-	(82,573)	(849)

Operating Expenses:

Research and development	157,876	14,090	207,504	16,173
Research and development - related parties	38,767	91,643	439,824	285,701
General and administrative	605,273	92,358	1,019,235	298,324

Total Operating Expenses	801,916	198,091	1,666,563	600,198

Loss From Operations	(839,194)	(198,091)	(1,749,136)	(601,047)

Other Income (Expense):
Interest income	142	6	142	24
Interest income - related party	-	750	1,337	1,402
Interest expense - related party	-	-	(9,593)	-

Total Other (Expense) Income	142	756	(8,114)	1,426

Loss Before Income Taxes	(839,052)	(197,335)	(1,757,250)	(599,621)

Income tax expense	200	200	600	600

Net Loss	$(839,252)	$(197,535)	$(1,757,850)	$(600,221)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	76,843,759	48,279,363	59,570,769	45,024,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	50,000,000	$5,000	$1,661,649	$(1,933,810)	$(267,161)

Stock-based compensation	-	-	411,181	-	411,181

Equity of KT High-Tech Marketing, Inc. at
the time of the reverse recapitalization	27,440,000	2,744	2,695,429	-	2,698,173

Net loss	-	-	-	(1,757,850)	(1,757,850)

Balance - September 30, 2017	77,440,000	$7,744	$4,768,259	$(3,691,660)	$1,084,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(1,757,850)	$(600,221)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	3,374	500
Stock-based compensation	411,181	23,636
Changes in operating assets and liabilities:
Accounts receivable	(19,106)	(3,600)
Other current receivable	30,000	-
Other current receivable - related parties	2,000	-
Interest receivable - related party	2,152	(1,402)
Inventory	(15,151)	7,749
Prepaid expenses	(115,945)	(34,292)
Other current assets	861,377	-
Accrued expenses and other current liabilities	189,083	(70,134)
Accrued expenses and other current liabilities - related parties	145,300	124,311

Total Adjustments	1,494,265	46,768

Net Cash Used In Operating Activities	(263,585)	(553,453)

Cash Flows From Investing Activities:
Purchase of note receivable - related party	-	(85,000)
Proceeds from collection of note receivable - related party	85,000	-
Cash acquired in reverse recapitalization	1,859,261	-
Purchases of property and equipment	(36,271)	-

Net Cash Provided By (Used In) Investing Activities	1,907,990	(85,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Series A1 convertible preferred stock	-	550,000

Net Cash Provided By Financing Activities	-	550,000

Net Increase (Decrease) In Cash	1,644,405	(88,453)

Cash - Beginning	9,087	138,753

Cash - Ending	$1,653,492	$50,300

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,600	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These condensed consolidated financial statements should be read in conjunction with KULR’s and KT High-Tech’s audited financial statements and related disclosures as of December 31, 2016 and for the year then ended, which are included in the Form 8-K/A and Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 19, 2017 and March 30, 2017, respectively.

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

Concentrations of Credit Risk

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $1,225,642 and $0 at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2016, 100% of the Company’s revenues were generated from Customer A. During the three months ended September 30, 2017, 76% and 24% of the Company’s revenues were generated from Customer C and Customer A, respectively. During the nine months ended September 30, 2017, 44%, 42% and 14% of the Company’s revenues were generated from Customer C, Customer B and Customer A, respectively. As of September 30, 2017, receivables from Customer C, Customer B and Customer A comprised 44%, 42%, and 14%, respectively, of the Company’s total accounts receivable. As of December 31, 2016, a receivable from Customer A comprised 100% of the Company’s total account receivable.

Inventory

Inventory is comprised of CFV thermal management solutions and heatsinks, which are available for sale. Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of September 30, 2017 and December 31, 2016, the Company’s inventory was comprised solely of finished goods.

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

During the three months ended September 30, 2017 and 2016, the Company recognized $15,106 and $0 of revenue related to the sale of PCM heat sinks and CFV thermal interfaces, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized $26,006 and $6,900 of revenue related to the sale of PCM heat sinks and CFV thermal interfaces, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. During the three months ended September 30, 2017 and 2016, the Company incurred $196,643 and $105,733, respectively, of research and development expenses. During the nine months ended September 30, 2017 and 2016, the Company incurred $647,328 and $301,874, respectively, of research and development expenses.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. During the three months ended September 30, 2017 and 2016, 596,241 and 1,720,637 weighted average shares of unvested common stock, respectively, were excluded from weighted average common stock outstanding. During the nine months ended September 30, 2017 and 2016, 782,051 and 4,975,441 weighted average shares of unvested common stock, respectively, were excluded from weighted average common stock outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of vested common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the conversion of preferred stock.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2017 and December 31, 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the condensed statements of operations.

Liquidity and Management’s Plans

As of September 30, 2017, the Company had a cash balance, working capital and an accumulated deficit of $1,653,492, $1,050,984 and $3,691,660, respectively. During the three and nine months ended September 30, 2017, the Company incurred a net loss of $839,252 and $1,757,850 respectively.

As a result of the closing of the Share Exchange, the Company believes it has sufficient cash to sustain its operations for at least a year from the date of this filing.

Note 3	Note Receivable – Related Party

On June 13, 2017, the Company collected the $85,000 note receivable from KULR’s Chief Executive Officer (“CEO”) in full as well as outstanding accrued interest in the amount of $3,488.

Note 4	Prepaid Expenses

As of September 30, 2017 and December 31, 2016, prepaid expenses consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Business development services	$70,000	$-
Research and development services	60,000	-
Professional fees	10,000	-
Salary	-	7,500
Conference fees	1,286	4,844
Other	157	-
Total prepaid expenses	$141,443	$12,344

Note 5	Accrued Expenses and Other Current Liabilities

As of September 30, 2017 and December 31, 2016, accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Accrued legal and professional fees	$116,667	$18,000
Accrued payroll and vacation	88,615	-
Payroll and income tax payable	12,742	36,422
Accrued research and development expenses	32,717	6,250
Credit card payable	25,101	9,521
Other	23,884	2,252
Total accrued expenses and other current liabilities	$299,726	$72,445

Note 6	Accrued Expenses and Other Current Liabilities – Related Parties

As of September 30, 2017 and December 31, 2016, accrued expenses and other current liabilities – related parties consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Accrued research and development expenses - related parties	$507,041	$351,540
Due to related party	-	7,701
Total accrued expenses and other current liabilities - related parties	$507,041	$359,241

Accrued research and development expenses – related parties consists of (a) a liability of $110,000 and $77,500 as of September 30, 2017 and December 31, 2016, respectively, to the Company’s Chief Technology Officer (“CTO”) in connection with consulting services provided to the Company; and (b) a liability of $397,041 and $274,040 as of September 30, 2017 and December 31, 2016, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s CTO, in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions.

Due to related party consisted of certain amounts owed by KULR to KT High-Tech, which were eliminated in consolidation as a result of the reverse recapitalization.

Note 7	Stockholders' Equity (Deficiency)

Reverse Recapitalization

See Note 1 - Business Organization, Nature of Operations and Basis of Presentation - Reverse Recapitalization for details of the Share Exchange.

Common Stock

During the nine months ended September 30, 2017, the Company received aggregate consideration of $32,000 related to certain restricted common stock awards that were issued in 2013 and 2014.

During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $187,023 and $8,688, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $411,181 and $23,636 respectively, related to restricted common stock awards which is included within general and administrative expenses on the condensed statements of operations. As of September 30, 2017, there was $464,846 of unrecognized stock-based compensation expense, of which, $341,520 was subject to re-measurement, that will be recognized over the weighted average remaining vesting period of 0.6 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KT High-Tech Marketing, Inc. ("KT High-Tech" and, including its subsidiary, KULR Technology Corporation (“KULR”), the “Company”) as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with KULR’s and KT High-Tech’s audited financial statements and related disclosures as of December 31, 2016 and for the year then ended, which are included in the Form 8-K and Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 19, 2017 and March 30, 2017, respectively. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

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

For the three months ended September 30, 2017 and 2016, we generated $15,106 and $0 of revenues, respectively, an increase of $15,106.

For the nine months ended September 30, 2017 and 2016, we generated $26,006 and $6,900 of revenues, an increase of $19,106, or 277%.

Cost of Revenues

Cost of revenues consists of research and development expenses directly related to sales as well as the cost of our CFV thermal management solution and PCM heat sinks.

For the three months ended September 30, 2017 and 2016, cost of revenues were $52,384 and $0, respectively, an increase of $52,384. The increase was due to research and development expenses that were attributable to a sales agreement.

For the nine months ended September 30, 2017 and 2016, cost of revenues were $108,579 and $7,749, respectively, an increase of $100,830, or 1,301%. The increase was due to research and development expenses that were attributable to a sales agreement.

Research and Development

Research and development includes expenses incurred in connection with the research and development of our CFV thermal management solution. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2017, research and development expenses increased to $157,876 from $14,090 in the comparable 2016 period, an increase of $143,786, or 1,020%. The increase is primarily attributable to a research consulting agreement which commenced in September 2016 as well as new consulting agreements and service contracts which commenced in the third quarter of 2017.

For the nine months ended September 30, 2017, research and development expenses increased to $207,504 from $16,173 in the comparable 2016 period, an increase of $191,331, or 1,183%. The increase is primarily attributable to a research consulting agreement which commenced in September 2016 as well as new consulting agreements and service contracts which commenced in the third quarter of 2017.

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

For the three months ended September 30, 2017, research and development – related parties decreased by $52,876, or 58%, to $38,767 from $91,643 in the comparable 2016 period. The decrease is due to a decrease in the amount of work provided by ESLI during the 2017 period as we brought more of our research and development in-house.

For the nine months ended September 30, 2017, research and development – related parties increased by $154,123, or 54%, to $439,824 from $285,701 in the comparable 2016 period. The increase is due to an increase in the amount of work provided by ESLI during the 2017 period.

We expect that our research and development expenses will continue to increase in the future.

General and Administrative

General and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the three months ended September 30, 2017, general and administrative expenses increased by $512,915, or 555%, to $605,273 from $92,358 in the comparable 2016 period. The increase is primarily due to an increase in non-cash stock-based compensation expense of approximately $178,000, increased payroll expenses from the hiring of new employees in the third quarter of 2017, increased marketing expenses as well as increased professional fees related to being a public company.

                For the nine months ended September 30, 2017, general and administrative expenses increased by $720,911, or 242%, to $1,019,235 from $298,324 in the comparable 2016 period. The increase is primarily to an increase in non-cash stock-based compensation expense of approximately $388,000, increased payroll expenses from the hiring of new employees in the third quarter of 2017, increased marketing expenses as well as increased professional fees incurred with regards to the Share Exchange and being a public company.

Interest Income – Related Party

Interest income – related party consists of income generated from our loan receivable from our CEO.

For the three months ended September 30, 2017, interest income – related party decreased by $750 to $0 from $750. The decrease was due to the collection of a note receivable in the second quarter of 2017.

For the nine months ended September 30, 2017, interest income – related party decreased by $65 to $1,337 from $1,402. The decrease was due to the collection of a note receivable in the second quarter of 2017.

Interest Expense – Related Party

Interest expense – related party consists of interest on a KT High-Tech promissory note purchased by KULR in 2017. Since the KT High-Tech and KULR reverse recapitalization, all interest expense related to the promissory note has been eliminated in consolidation.

For the nine months ended September 30, 2017, interest expense – related party was $9,593.

Liquidity and Capital Resources

Operating Activities

For the nine months ended September 30, 2017 and 2016, cash used in operating activities was $263,585 and $553,453, respectively. Our cash used in operations for the nine months ended September 30, 2017 was primarily attributable to our net loss of $1,757,850, adjusted for net non-cash expense in the aggregate amount of $414,555, partially offset by $1,079,710 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2016 was primarily attributable to our net loss of $600,221, adjusted for net non-cash expense in the aggregate amount of $24,136, partially offset by $22,632 of net cash provided by changes in the levels of operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2017 and 2016, cash provided by (used in) investing activities was $1,907,990 and $(85,000), respectively. Cash provided by investing activities during the nine months ended September 30, 2017 resulted from $1,859,261 of cash acquired in connection with the Share Exchange as well as $85,000 of proceeds received from the collection of our note receivable from our CEO, partially offset by $36,271 of purchases of property and equipment. Our cash used in investing activities for the nine months ended September 30, 2016 was related to the purchase of a note receivable in the amount of $85,000 from our CEO.

Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2016 was $550,000 which was related to the issuance of an aggregate of 1,833,334 shares of Series A1 convertible preferred stock to investors. There were no cash flows from financing activities for the nine months ended September 30, 2017.

Summary

As of September 30, 2017, we had a cash balance, working capital of and an accumulated deficit of $1,653,492, $1,050,984 and $3,691,660, respectively. During the three and nine months ended September 30, 2017, we incurred a net loss of $839,252 and $1,757,850, respectively.

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

None.

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

November 17, 2017	By	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

November 17, 2017	By	/s/ George Henschke
George Henschke
Interim Chief Financial Officer
(Interim Principal Financial Officer)

