Form 10-Q/A
period 2017-03-31
KT High-Tech Marketing Inc.
filed 2018-02-16
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the Securities and Exchange Commission on May 22, 2017 (the “Form 10-Q”), and is being filed for the purpose of amending Part I, Item 4 of the Form 10-Q to correct the disclosures pertaining to management’s evaluation of the design and operation of the Company’s disclosure controls and procedures, plus management’s assessment of the effectiveness of the Company’s internal control over financial reporting.  Except as set forth in Item 4 below and the filing of related certifications, no other changes are made to the Form 10-Q. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, nor does it modify or update in any way the disclosures contained in the Form 10-Q, including the Company’s financial statements and the footnotes thereto.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Material Weaknesses

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

Item 6. Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certifications of Chief Executive Officer.**

32.2	Section 1350 Certifications of Chief Financial Officer.**

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase ***

101.LAB	XBRL Taxonomy Extension Label Linkbase ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

*Filed herewith

**Furnished herewith

*** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

February 16, 2018	By	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

February 16, 2018	By	/s/ George Henschke
George Henschke
Interim Chief Financial Officer
(Interim Principal Financial Officer)