Form 10-Q/A
period 2017-06-30
KT High-Tech Marketing Inc.
filed 2018-02-16
CIK 1662684

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the Securities and Exchange Commission on August 18, 2017 (the “Form 10-Q”), and is being for the purpose of amending Part I, Item 4 of the Form 10-Q to correct the disclosures pertaining to management’s evaluation of the design and operation of the Company’s disclosure controls and procedures.  Except as set forth in Item 4 below and the filing of related certifications, no other changes are made to the Form 10-Q. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, nor does it modify or update in any way the disclosures contained in the Form 10-Q, including the Company’s financial statements and the footnotes thereto.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (who is also the principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, due to the implementation of the controls identified below, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, we hired an Interim Chief Financial Officer. This hire, along with the continued integration of a financial reporting advisor, remediated the material weaknesses that existed during prior periods and allowed management to conclude that our disclosure controls were effective as of June 30, 2017.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except the remediation steps identified above.

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