Form 10-Q/A
period 2017-09-30
KT High-Tech Marketing Inc.
filed 2018-02-16
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55564

KT HIGH-TECH MARKETING, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1004273
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

14440 Big Basin Way #12, Saratoga, California	95070
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the Securities and Exchange Commission on November 17, 2017 (the “Form 10-Q”), and is being for the purpose of amending Part I, Item 4 of the Form 10-Q to correct the disclosures pertaining to management’s evaluation of the design and operation of the Company’s disclosure controls and procedures.  Except as set forth in Item 4 below and the filing of related certifications, no other changes are made to the Form 10-Q. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, nor does it modify or update in any way the disclosures contained in the Form 10-Q, including the Company’s financial statements and the footnotes thereto.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (who is also the principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certifications of Chief Executive Officer.**

32.2	Section 1350 Certifications of Chief Financial Officer.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

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