Form 10-K
period 2017-12-31
KT High-Tech Marketing Inc.
filed 2018-04-17
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [             ] to [             ]

Commission file number 000-55564

KT HIGH-TECH MARKETING, INC.

(Name of small business issuer in its charter)

Delaware	81-1004273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

14440 Big Basin Way, #12, Saratoga, CA 95070
(Address of Principal Executive Offices)

Issuer’s telephone number: (408) 663-5247

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.0001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act  Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common stock held by non-affiliates as of such date.

As of April 11, 2018, there were 77,440,000 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None

i

In this report, unless the context indicates otherwise, the terms "Company," "we," "us," "our" and similar words refer to KT High-Tech Marketing Inc. (“KT High-Tech”), a Delaware corporation, and its wholly-owned subsidiary, KULR Technology Corporation (“KULR”), a Delaware corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	new competitors are likely to emerge and new technologies may further increase competition;
●	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
●	our ability to obtain future financing or funds when needed;
●	our ability to successfully obtain and maintain a diverse customer base;
●	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
●	our ability to attract and retain a qualified employee base;
●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
●	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

ii

PART I

ITEM 1. BUSINESS

Overview

The Company owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that it believes are more effective at conducting, dissipating and storing heat generated by an electronic system’s internal components (i.e. semiconductor, integrated circuits “chips”) in comparison to traditional materials, such as copper and aluminum. KULR’s technologies can be applied inside a wide array of electronic applications where heat is often a problem, such as mobile devices, cloud computing, virtual reality platforms, satellites, internet of things, drones, and connected cars.

Thermal Management Solutions

Three key vectors have driven advancements in semiconductors and electronics systems – performance, power, and size. These vectors, however, often counteract one another. As chip performance increases, power consumption increases, and more heat is generated as a byproduct. When chip size reduces, there is an increased potential for a hot spot on the chip, which can degrade system performance. Electronic system components must operate within a specific temperature range on both the high and low end to operate properly. KULR resolves many of the tradeoffs associated with other thermal management materials. KULR’s products improve heat storage and dissipation, rigidity problems and durability. Its products are lightweight and reduce manufacturing complexity associated with traditional thermal management materials.

In addition to thermal management of electronic systems, KULR has developed, in partnership with NASA Johnson Space Center (NASA JSC), a highly effective, lightweight and passive thermal protection technology. Thermal Runaway Shield (TRS) for lithium-ion batteries. KULR’s lithium-ion battery (Li-B) TRS product prevents a potentially dangerous combustible condition known as thermal runaway propagation from occurring in neighboring Li-B cells by acting as a shield or barrier in between individual Li-B cells in a battery pack. Although rare, incidents of thermal runaway propagation occurring spontaneously in Li-B cargo shipments and inside electronics, including hoverboards, smartphones, and electric vehicles, are a cause of public concern.

Corporate History

KT High-Tech was incorporated in the State of Delaware in December 2015 and was formerly known as Grant Hill Acquisition Corporation. In April 2016, KT High-Tech implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of KT High-Tech and its board of directors unanimously approved a name change from Grant Hill Acquisition Corporation to KT High-Tech Marketing, Inc. in April 2016. Prior to the Reverse Acquisition discussed below, KT High-Tech was an early-stage company planning to market and distribute technology products and components targeting the energy and consumer electronics industries. KT High-Tech intended to market and sell the products to both the end user and supply chain markets and to seek partnerships in developing and distributing such products.

KULR was formed in 2013 and is based in Santa Clara, California. Since its inception, KULR primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KULR’s co-founder Dr. Timothy Knowles, in the high value, high-performance consumer electronic and energy storage applications. Prior to 2013, KULR’s technologies were used in numerous advanced space and industrial applications for NASA, Boeing, and Raytheon. A few notable achievements were the use of KULR’s technologies in X-31 Battery Heat Sink, Mercury Messenger (battery heat sink), and X-51 Scramjet (heat exchanger).

On June 19, 2017 (the “Closing Date”), KT High-Tech closed a share exchange agreement (the “Share Exchange Agreement”) with KULR and 100% of the shareholders of KULR (the “KULR Shareholders”) whereby the KULR Shareholders agreed to transfer an aggregate of 25,000,000 shares of KULR’s common stock to the Company in exchange for the Company’s issuance of an aggregate of 50,000,000 shares of the Company’s common stock to the KULR Shareholders (the “Share Exchange”). On the Closing Date, KULR became a wholly-owned subsidiary of KT High-Tech, the KULR Stockholders beneficially owned approximately 64.57% of KT High-Tech’s common stock on a fully-diluted basis, and KT High-Tech began operating KULR’s business of developing and commercializing its thermal management technologies.

The closing of the Share Exchange Agreement was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America, with KULR being treated as the acquiring company for accounting purposes. Accordingly, the financial statements included in this Annual Report reflect the assets, liabilities and historical results of KULR prior to the completion of the Share Exchange.

Market Opportunity and Strategy

Market

The world of electronics continues to become more and more demanding and performance driven. The increasing demand for reliability of microelectronics and lithium-ion batteries has pushed thermal management to the forefront of many industries. We target our solutions to serve four application markets: electric transportation, mobile computing, cloud computing, and space exploration and communications.

According to a BCC Research, in 2016, the global thermal management market will grow from $11.2 billion in 2016 to $14.6 billion by the year 2021. According to the report, in recent years, electronics devices and systems have undergone tremendous technological growth. Advancements in the electronics industry have led to an increased need for innovative thermal management technologies, which serve to improve performance and reliability. The report states that technological progress has come on two fronts: increased functionality on a single device unit and miniaturization of each unit. As a result, there has been an increased demand for thermal management technologies. The report analyzes the thermal market by four segments, including hardware, software, interfaces, and substrates.

Electrical Transportation Market. The electrical transportation market includes electrical vehicles (EV), electrical planes, e-bikes, electrical motorcycles, electrical boats and other forms of transportations that are in transition from combustion engines to battery powered electric motors. Increasing global concerns regarding the negative effect of climate change along with alarming pollution levels recorded in major cities have created a demand for electric vehicles. A major factor behind the growth of electric vehicles is the support provided by various governmental agencies to encourage the sale of these vehicles. Several countries have pledged to ban the sale of gasoline-powered vehicles within the next two decades, with others expected to follow.

Mobile Computing Market. The next generation mobile computing platform, also known as the “5G” mobile wireless standard, presents new challenges and demands to improve the performance and reliability of mobile infrastructures and consumer devices. According to the IHS Markit’s global study, in 2035, when 5G’s full economic benefit should be realized across the globe, a broad range of industries – from retail to education, transportation to entertainment, and everything in between – could produce up to $12.3 trillion worth of goods and services enabled by 5G. The 5G value chain itself is seen as generating up to $3.5 trillion in revenue in 2035, supporting as many as 22 million jobs.

Cloud Computing Market. Market analysts at Forrester Research project the cloud computing market to be $178 billion in 2018, up from $146 billion in 2017 with sustained growth at a 22% annually. Forrester also predicts that more than 50% of global enterprises will rely on at least one public cloud platform. A key area of cloud computing is optical data transfer and communications connections and lines. Optical data is faster and more efficient and, as cloud computing banks move to acquire and utilize optical data, thermal management will play a pivotal role in maintaining the peak performance and safety of these expensive and highly sensitive computer connections. The processing demands of artificial intelligence (“AI”) technology in the cloud requires advanced thermal management solutions for processors and memory modules.

Space Exploration and Communications Market. According to the Space Foundation, in 2016, the global space economy totaled $329 billion worldwide and commercial space activities comprised more than 75% of that spending. The overall trend in space investment is stable financially but explosive numerically, providing vastly more opportunity for space technology providers. Increasingly, investments in space exploration and commercialization are being led by well-funded private companies with most focused-on satellite development and deployment. KULR’s heritage in space thermal management technology positions us well in this market.

We believe KULR’s technology solution excels in a number of categories important in the world of thermal management. KULR’s proprietary carbon fiber-based solutions are generally more thermally conductive, lighter weight, require less contact pressure, and offer greater design flexibility and durability compared to traditional solutions. As a result, we believe KULR has real potential to offer a unique value proposition to customers in the multibillion-dollar thermal management industry. KULR aims to provide cost-effective, superior thermal management solutions for a group of electronic manufacturers.

Marketing Strategy

The Company targets four high growth segments for its thermal management and battery system development products:

•	Electric Transport – Electric/Hybrid cars, commercial vehicles, e-bikes, drones & autonomous vehicles
•	5G & IOT – Infrastructure, mobile and edge-based devices
•	Cloud & AI – Servers, HPC, CPU, GPU and Memory Systems, AR &VR devices
•	Aerospace – Space, aircraft & military

These four areas have significant thermal and/or battery system requirements and the Company believes that these will be rewarding segments to target.

In terms of customer profile and time to revenue the Company will work with the following profile:

•	MNCs – the expectation is a twelve to twenty-four-month design in circle to high volume production
•	Fast moving mid-tier companies – working with aggressive companies that want to move quickly adopting new differentiating technology, with a sub twelve-month time frame to production
•	Boutique/Startups – highly focused companies, often geographically local to the Company, that want to create disruptive products
•	Mass market – working with distribution partners to service this market with timeframes expected at three to six-months to production

For a traditionally conservative thermal and battery industry the company is aiming to exploit potentially disruptive approaches to the way it markets its products. Key to this approach is the creation of an ecosystem that adds broader value to the company’s products for its customers. In addition, the company will generate leads and raise its profile through the attendance at Industrial Conferences, use of press and social media and other channels.

Sales Strategy

The Company plans to market and sell KULR thermal management products (component products) and finished end-products (OEM products) that the Company develops with its partners into its sales and distribution channels. For the component products, the Company will market directly to its customers and utilize distributor partners and agents in Japan, China and EU countries. For its OEM products, the Company will sell into distributor channels primarily as a B2B business.

Advertising and Communications Strategy

We plan to utilize all forms of advertising and communications tools at our disposal. This includes commissioning unbiased white papers and technical papers, attending, sponsoring, and guest speaking at industry events, conferences, and symposiums. We have hired a public relations consultant who will oversee our press releases and media relations interface with newspapers, magazines, and blogs. We have also hired a SEO specialist for social media outreach activities and will also rely on the company’s pedigree within the thermal management community to spread high praise via word of mouth. To date, as a result of these efforts, we have been mentioned in WSJ, Cheddar TV, CNBC, Forbes, EETimes, USA Today, Business Insider and others.

Intellectual Property and Patent Strategy

Our intellectual property strategy includes pursing patent protection for new innovations in core carbon fiber architecture development, application development, acquisition of intellectual property, and licensing of third party patents and intellectual property.  As of April 11, 2018, we have seven pending nonprovisional and provisional patent applications and we have four patents granted and assigned to KULR. We also have an exclusive license to four third party patents.

Product and Services

Our products can be divided into the following categories, subcategories and functionalities:

Lithium-Ion Battery (Li-B) Thermal Runaway Shield: KULR has developed a vaporizing heatsink aimed at passive resistance to thermal runaway propagation in lithium-ion batteries in partnership with NASA JSC. The heatsink shield designed for NASA JSC is a novel configuration, thin and lightweight, for use in conjunction with 18650 cells. The heatsink shield has proven to keep neighboring cells safe from thermal runaway propagation after a trigger cell was intentionally overheated. This lightweight solution can be used in energy storage and industrial and consumer electronics applications that require a lightweight and passive solution for battery safety.

Fiber Thermal Interface Material (FTI): KULR thermal interface materials (TIMs) consist of vertically oriented carbon fiber velvets attached to a film of polymer or metal. The fiber packing density and orientation are selected to serve a wide range of applications, including hostile thermal and chemical environments, sliding interfaces, and interfaces with widely varying gaps. They can be coated for electrical isolation. They require low contact pressure and provide high thermal conductivity. Their light weight and high compliance make them uniquely suited for aerospace, industrial and high performance commercial devices.

Phase Change Material (PCM) Heat Sink: KULR phase change material (PCM) composite heat sinks consisting of a conductive carbon fiber velvet embedded with a suitable alkane (“paraffin”) having high latent heat at its melting point.  Such heat sinks offer passive thermal control for instruments that would otherwise overheat or under-cool during periodic operations. A typical application involves lasers that dissipate heat but need tight thermal control where active cooling is unavailable.

Internal Short Circuit (ISC) Device: In March 2018, KULR reached an agreement with the National Renewable Energy Laboratory (NREL), a national laboratory of the U.S. Department of Energy, to be the exclusive manufacturing and distribution partner for the patented Internal Short Circuit (ISC) device, which causes predictable battery cell failures in lithium-ion batteries, making them easier to study and, therefore, safer. Lithium-ion batteries are the industry and consumer standard for portable power; billions of individual battery cells exist and billions more are planned for production. They provide power for everything from smart phones and laptops to electric cars and space crafts. But lithium-ion batteries fail, sometimes with catastrophic results. Due to the relative rarity of cell failures, scientists and researchers had been unable to reliably or accurately replicate latent defect cell failures in lab settings, impeding research into safer battery technology. In 2015, researchers at NREL and NASA developed and patented a device – the Internal Short Circuit – that creates these cell failures in predictable conditions. KULR will market both ISC devices to battery cell manufacturers and ISC embedded battery cells to OEM manufacturers.

Recent Developments

In June 2017, two PCM heat sinks from KULR were part of NASA’s Neutron star Interior Composition Explorer, or NICER, which was launched into space aboard SpaceX-11 ISS Commercial Resupply Services Flight. NICER was installed on the space station later that month. One heat sink was for the Instrument Deck and the other for the Avionics Deck. The purpose of the PCM heat sinks are to keep the overall NICER instruments from getting too cold while disconnected from power during transfer from the launch vehicle to its location of operation on ISS. The transfer could take up to six hours.

In December 2017, we shipped six PCM heat sinks to NASA JPL for the 2020 Mars Rover program. The purpose of the heatsinks is to keep the detector from getting too cold during operations on Mars.

In January 2018, we entered into a Product Development Agreement with a top automotive manufacturer to develop a TRS-based solution for their electrical vehicle battery packs. The agreement is milestone-based and while there is no guarantee that KULR TRS products will ever be integrated into our strategic partner’s vehicles, we continue to advance the milestones.

In March 2018, we entered into an agreement with the NREL granting us an exclusive license to commercialize its patented Internal Short Circuit technology. This technology was jointly developed by NREL and NASA to provide a reliable testing method for lithium-ion battery safety.

Competition

Currently, the battery industry uses a number of solutions to mitigate thermal runaway propagation which solutions are offered by Unifrax, Lydall, Outlast, 3M, Engineered Syntactic Systems, Celono, AllCell and others. Each of their solutions offer unique features and benefits for a specific application. We do not believe, however, that there has been a one size fit all solution across all applications. We believe our TRS solution offers competitive light-weight and effective solutions for high energy battery cells because it is more flexible and can fit into different design configurations. For applications that require passive, light-weight solutions for high energy density battery cells, TRS offers a competitive solution.

Thermal interface material is a large and fragmented market with many large suppliers including: Henkel Bergquist, Fujipoly, Laird, 3M, Honeywell and others. These solutions are typically based on silicone and thermal particles. KULR’s FTI offers high bulk thermal conductivity and low contact pressure requirements, which we believe gives us a competitive advantage over other thermal interface solutions.

Our licensed ISC device offers a reliable way to trigger battery cell thermal runaway compared to nail penetration, over-charging or over-heating the cell. ISC does not rely on mechanically damaging the battery exterior to activate the short, as do most of the other evaluation methodologies. Instead, the ISC devices trigger true internal shorts. This makes it possible to accurately pinpoint and fix problems leading to malfunctions, an ability that we believe will give us a competitive advantage over other testing solutions.

Governmental Regulation and Environmental Compliance

Certain substances we use in our manufacturing process are subject to federal governmental regulations (such as EPA regulations). We believe we are in material compliance with all applicable governmental regulations, and that the cost and effect of compliance with environmental laws is not material. As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as acetone that is used in very small quantities to manufacture our products. We are currently in compliance with these regulations. Most new materials sold in the U.S or in many other countries require regulation by government authorities. In most other countries, there are no specific regulations that require additional regulation, but some countries do have registration requirements with which we comply to the best our ability.

Employees

As of April 11, 2018, we had 12 employees and 6 consultants.

We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes.

Intellectual Property

Trademarks

Our business is also dependent on trademarks and trademark applications in order to protect our intellectual property rights. KULR has been granted trademarks for Class 9 and Class 17 applications.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to Our Business and Our Industry

We are a young company with a limited operating history, making it difficult for you to evaluate our business and your investment

 The Company was formed in 2015 and KULR was formed in 2013. The Company, as a whole, has limited operating history. We have not yet demonstrated sales of products at a level capable of covering our fixed expenses. Since inception, we have not demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. Nor have we demonstrated the ability to generate sufficient sales to sustain the business. There can be no assurance that the Company will ever produce a profit.

Many of the Company’s products represent new products that have not yet been fully tested in commercial product settings and for which manufacturing operations have not yet been fully scaled. This means that investors are subject to all the risks incident to the creation and development of multiple new products and their associated manufacturing processes, and each investor should be prepared to withstand a complete loss of their investment.

Because we are subject to these uncertainties, there may be risks that management has failed to anticipate and you may have a difficult time evaluating our business and your investment in our Company. Our ability to become profitable depends primarily on our ability to successfully commercialize our products in the future. Even if we successfully develop and market our products, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations.

We have no sustainable base of products approved for commercial use by our customers, have never generated significant product revenues and may never achieve sufficient revenues for profitable operations, which could cause us to cease operations.

KULR primarily sells bulk materials or products made with these materials to other companies for incorporation into their products. Although KULR’s technologies were previously used in numerous advanced space and industrial applications for NASA, there has been no significant incorporation of our materials or products into customer products that are released for commercial sale as of the date of this report. Because there is no demonstrated history of large scale commercial success for our products, it is possible that such commercial success may never happen and that we will never achieve the level of revenues necessary to sustain our business.

There is substantial doubt about our ability to continue as a going concern.

We had an accumulated deficit of $4,358,320 as of December 31, 2017. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. Although we have generated revenues from the sale of our products, we have only recently begun to market and sell our products and solutions. If we are unable to develop sufficient revenues and additional customers for our products and services, we will not generate enough revenue to sustain our business, and we may fail. There can be no assurance that we will be able to continue as a going concern.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business.

We anticipate that we will incur operating losses for the foreseeable future. We may require additional funds for our anticipated operations and if we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

We have limited experience in higher volume manufacturing that will be required to support profitable operations, and the risks associated with scaling to larger production quantities may be substantial.

We have limited experience manufacturing our products. We have established small-scale commercial or pilot-scale production facilities for our carbon based thermal management products, but these facilities do not have the existing production capacity to produce sufficient quantities of materials for us to reach sustainable sales levels. In order to develop the capacity to produce much higher volumes, it will be necessary to produce multiples of existing processes or engineer new production processes in some cases. There is no guarantee that we will be able to economically scale-up our production processes to the levels required. If we are unable to scale-up our production processes and facilities to support sustainable sales levels, the Company may be forced to curtail or cease operations.

We have a long and complex sales cycle and have not demonstrated the ability to operate successfully in this environment.

It has been our experience since our inception that the average sales cycle for our products can range from one to five years from the time a customer begins testing our products until the time that they could be successfully used in a commercial product. We have only demonstrated a limited track record of success in completing customer development projects, which makes it difficult for you to evaluate the likelihood of our future success. The sales and development cycle for our products is subject to customer budgetary constraints, internal acceptance procedures, competitive product assessments, scientific and development resource allocations, and other factors beyond our control. If we are not able to successfully accommodate these factors to enable customer development success, we will be unable to achieve sufficient sales to reach profitability. In this case, the Company may not be able to raise additional funds and may be forced to curtail or cease operations and you could lose all or a significant part of your investment.

We are dependent on customers and partners to design and test our solution into new applications which may not be brought to market successfully.

The Company targets its thermal management solution for new applications and devices that require high performance and unique features offered by its products. Developing new applications and devices involves a lengthy and complex process, and they may not be commercialized on a timely basis, or at all. The Company’s success is directly related to the success of these new products. Furthermore, because the Company’s solutions are relatively new to mass market consumer electronics, the design and testing time is longer than traditional solutions. Moreover, in transitioning to new technologies and products, we may not achieve design wins, our customers may delay transition to these new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our operating results and financial condition.

We could be adversely affected by our exposure to customer concentration risk

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. For 2017, we had three customers whose purchases accounted for 100% of total product revenues. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity.

In this case, there would be at risk of significant loss of future revenues if one or more of these customers were to stop ordering our materials, which could in turn have a material adverse effect on our business and on your investment.

We operate in an advanced technology arena where hypothesized properties and benefits of our products may not be achieved in practice, or in which technological change may alter the attractiveness of our products.

Because there is no sustained history of successful use of our products in commercial applications, there is no assurance that broad successful commercial applications may be technically feasible. Some of the scientific and engineering data related to our products has been generated in our own laboratories or in laboratory environments at our customers or third-parties. It is well known that laboratory data is not always representative of commercial applications.

Likewise, we operate in a market that is subject to rapid technological change. Part of our business strategy is to monitor such change and take steps to remain technologically current, but there is no assurance that such strategy will be successful. If the Company is not able to adapt to new advances in materials sciences, or if unforeseen technologies or materials emerge that are not compatible with our products and services or that could replace our products and services, our revenues and business prospects would likely be adversely affected. Such an occurrence may have severe consequences, including the potential for our investors to lose all of their investment.

Competitors that are larger and better funded may cause the Company to be unsuccessful in selling its products.

The Company operates in a market that is expected to have significant competition in the future. Global research is being conducted by substantially larger companies who have greater financial, personnel, technical, and marketing resources. There can be no assurance that the Company’s strategy of offering better thermal management solutions based on the Company’s proprietary carbon fiber-based products will be able to compete with other companies, many of whom will have significantly greater resources, on a continuing basis. In the event that we cannot compete successfully, the Company may be forced to cease operations.

Because of our small size and limited operating history, we are dependent on key employees.

The Company’s operations and development are dependent upon the experience and knowledge of Michael Mo, our Chief Executive Officer, and Dr. Timothy Knowles, our Chief Technical Officer and Michael Carpenter, our Vice President of Engineering. If the services of any of these individuals should become unavailable, the Company’s business operations might be adversely affected. If several of these individuals became unavailable at the same time, the ability of the Company to continue normal business operations might be adversely affected to the extent that revenue or profits could be diminished, and you could lose all or a significant amount of your investment.

Our success depends in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have a material adverse effect on our competitive position.

We rely on the patent, trademark, copyright and trade-secret laws of the United States and to protect our intellectual property rights. We may be unable to prevent third parties from using our intellectual property without our authorization. The unauthorized use of our intellectual property could reduce any competitive advantage we have developed, reduce our market share or otherwise harm our business. In the event of unauthorized use of our intellectual property, litigation to protect or enforce our rights could be costly, and we may not prevail.

Many of our technologies are not covered by any patent or patent application, and our issued and pending U.S. patents may not provide us with any competitive advantage and could be challenged by third parties. Our inability to secure issuance of our pending patent applications may limit our ability to protect the intellectual property rights these pending patent applications were intended to cover. Our competitors may attempt to design around our patents to avoid liability for infringement and, if successful, our competitors could adversely affect our market share. Furthermore, the expiration of our patents may lead to increased competition.

Our pending trademark applications may not be approved by the responsible governmental authorities and, even if these trademark applications are granted, third parties may seek to oppose or otherwise challenge these trademark applications. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our products and their associated trademarks and impede our marketing efforts in those jurisdictions.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.

Where a product formulation or process is kept as a trade secret, third parties may independently develop or invent and patent products or processes identical to our trade-secret products or processes. This could have an adverse impact on our ability to make and sell products or use such processes and could potentially result in costly litigation in which we might not prevail.

We could face intellectual property infringement claims that could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.

If our technologies conflict with the proprietary rights of others, we may incur substantial costs as a result of litigation or other proceedings and we could face substantial monetary damages and be precluded from commercializing our products, which would materially harm our business and financial condition.

Patents in the thermal management solutions industry are numerous and may, at times, conflict with one another. As a result, it is not always clear to industry participants, including us, which patents cover the multitude of product types. Ultimately, the courts must determine the scope of coverage afforded by a patent and the courts do not always arrive at uniform conclusions.

A patent owner may claim that we are making, using, selling or offering for sale an invention covered by the owner’s patents and may go to court to stop us from engaging in such activities. Such litigation is not uncommon in our industry.

Patent lawsuits can be expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing a third party’s patents and would order us to stop the activities covered by the patents, including the commercialization of our products. In addition, there is a risk that we would have to pay the other party damages for having violated the other party’s patents (which damages may be increased, as well as attorneys’ fees ordered paid, if infringement is found to be willful), or that we will be required to obtain a license from the other party in order to continue to commercialize the affected products, or to design our products in a manner that does not infringe a valid patent. We may not prevail in any legal action, and a required license under the patent may not be available on acceptable terms or at all, requiring cessation of activities that were found to infringe a valid patent. We also may not be able to develop a non-infringing product design on commercially reasonable terms, or at all.

We may not obtain U.S. Government contracts to further develop our technology.

We can give no assurances that we will be successful in obtaining government contracts. The process of applying for government contracts is lengthy, and we cannot be certain that we will be successful in complying with all requirements throughout such application process. Accordingly, we cannot be certain that we will be awarded any U.S. Government contracts utilizing our carbon fiber-based solutions.

Downturns in general economic conditions could adversely affect our profitability.

Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and gross margins. Future economic conditions may not be favorable to our industry. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.

Furthermore, any uncertainty in economic conditions may result in a slowdown to the global economy that could affect our business by reducing the prices that our customers may be able or willing to pay for our products or by reducing the demand for our products.

An increase in the cost of raw materials or electricity might affect our profits.

Any increase in the prices of our raw materials or energy might affect the overall cost of our products. If we are not able to raise our prices to pass on increased costs to our customers, we would be unable to maintain our existing profit margins. Our major cost components include items such as production materials and electricity, which items are normally readily available industrial commodities. During our history as a business, we have not seen any material impact (as defined by GAAP) on our cost structure from fluctuations in raw material or energy costs, but this could change in the future.

Our results of operations could deteriorate if our manufacturing operations were substantially disrupted for an extended period.

Our manufacturing operations are subject to disruption due to extreme weather conditions, floods and similar events, major industrial accidents, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, and other events. We cannot assure you that no such events will occur. If such an event occurs, it could have a material adverse effect on us.

We may become subject to liabilities related to risks inherent in working with hazardous materials.

Our development and manufacturing processes involve the controlled use of hazardous materials, such as acetone. We are subject to federal, provincial and local laws and EPA regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We are not specifically insured with respect to this liability. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material capital expenditures for environmental control facilities in the near-term, if we fail to comply with these regulations substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations. In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

Future adverse regulations could affect the viability of the business.

As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as acetone that is used in very small quantities to manufacture our products. We are currently in compliance with these regulations. However, there can be no assurance that future regulations might not change or raise the compliance standards, of which the Company may become in violate or for which we may incur substantial costs to comply.

In most cases, as far as we are aware, there are no current regulations elsewhere in the world that prevent or prohibit the sale of the Company’s products. However, there is no assurance that any regulations will not be enacted in the future to require the Company’s products or production materials to be subject to test for toxicity or other health effects before they can be sold or used in the production process, if such regulations are enacted in the future, the Company’s business could be adversely affected because of the requirement for expensive and time-consuming tests or other regulatory compliance. There can be no assurance that future regulations might not severely limit or even prevent the sale of the Company’s products in major markets, in which case the Company’s financial prospects might be severely limited, causing investors to lose some or all of their investment.

Our directors and officers may be exposed to liability.

We do not currently maintain director and officer liability insurance, also known as “D&O Insurance.” However, we plan to obtain D&O Insurance for our directors and officers in the near future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased selling, general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities, which could have an adverse effect on our business.

Future issuances of our securities for various consideration, including working capital and operating expenses, will increase the number of shares outstanding which will dilute existing shareholders and may have a depressive effect on the value of our securities.

There may be substantial dilution to our shareholders as a result of shares issued in future offerings which may be approved by the Board, without shareholder approval, for cash, services, payment of debt or acquisitions.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Voting power of our shareholders is highly concentrated by insiders.

Our officers, directors and affiliates currently own approximately 54.95% of our outstanding Common Stock. Such concentrated control of the Company may adversely affect the value of our Common Stock. If you acquire our Common Stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our Common Stock.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 20,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock.

In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies such as us are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our principal executive office is located 14440 Big Basin Way, #12, Saratoga, CA 95070, and the telephone number at such address is 408-663-5247. Our subsidiary KULR’s headquarter is located at 1999 S. Bascom Ave., Suite 700, Campbell, CA 95008, and the telephone number at such address is 408-675-7002. Although we continue to build the production capabilities at our facilities, we believe these existing facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal or administrative proceedings. Our current officers and directors have not been convicted in a criminal proceeding nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

There is currently no public market for the Company's securities.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Stock Transfer Agent

Our stock transfer agent of our Common Stock is Island Stock Transfer, located at 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Common Shareholders

On April 11, 2018, we had approximately 97 shareholders of record.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Repurchase of Equity Securities

On April 17, 2016, we redeemed 19,400,000 from our two founding shareholders who simultaneously resigned their positions as officers and directors of the Company.

Equity Compensation Plan Information

Although we plan to adopt one in the future, we do not currently have equity-based compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, in connection with the Share Exchange, we issued 50,000,000 shares of our common stock to the KULR Shareholders in exchange for all issued and outstanding common stock or common stock equivalents of KULR.

All of the previously described issuances of securities were made pursuant to the exemption from registration at Section 4(a)(2) and/or Rule 506 of Regulation D under the Securities Act for either transactions not involving a public offering or for transactions with an “accredited investor” as defined under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and therefore are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KT High-Tech Marketing, Inc. ("KT High-Tech" and, including its subsidiary, KULR Technology Corporation (“KULR”), the “Company”) as of and for the years ended December 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. This discussion and analysis should be read in conjunction with KULR’s and KT High-Tech’s audited financial statements and related disclosures as of December 31, 2016 and for the year then ended, which are included in the Form 8-K and Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 19, 2017 and March 30, 2017, respectively. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Overview

The Company owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that it believes are more effective at conducting, dissipating and storing heat generated by an electronic system’s internal components (i.e. semiconductor, integrated circuits “chips”) in comparison to traditional materials, such as copper and aluminum. KULR’s technologies can be applied inside a wide array of electronic applications where heat is often a problem, such as mobile devices, cloud computing, virtual reality platforms, satellites, internet of things, drones, and connected cars.

Three key vectors have driven advancements in semiconductors and electronics systems – performance, power, and size. These vectors, however, often counteract one another. As chip performance increases, power consumption increases, and more heat is generated as a byproduct. When chip size reduces, there is an increased potential for a hot spot on the chip, which can degrade system performance. Electronic system components must operate within a specific temperature range on both the high and low end to operate properly. KULR resolves many of the tradeoffs associated with other thermal management materials. KULR’s products improve heat storage and dissipation, rigidity problems and durability. Its products are lightweight and reduce manufacturing complexity associated with traditional thermal management materials.

In addition to thermal management of electronic systems, KULR has developed, in partnership with NASA Johnson Space Center (NASA JSC), a highly effective, lightweight and passive thermal protection technology. Thermal Runaway Shield (TRS) for lithium-ion batteries. KULR’s lithium-ion battery (Li-B) TRS product prevents a potentially dangerous combustible condition known as thermal runaway propagation from occurring in neighboring Li-B cells by acting as a shield or barrier in between individual Li-B cells in a battery pack. Although rare, incidents of thermal runaway propagation occurring spontaneously in Li-B cargo shipments and inside electronics, including hoverboards, smartphones, and electric vehicles, are a cause of public concern.

On June 19, 2017 (the “Closing Date”), KT High-Tech closed a share exchange agreement (the “Share Exchange Agreement”) with KULR and 100% of the shareholders of KULR (the “KULR Shareholders”) whereby the KULR Shareholders agreed to transfer an aggregate of 25,000,000 shares of KULR’s common stock to the Company in exchange for the Company’s issuance of an aggregate of 50,000,000 shares of the Company’s common stock to the KULR Shareholders (the “Share Exchange”). Upon the closing of the Share Exchange Agreement, KULR became a wholly-owned subsidiary of KT High-Tech and the KULR Stockholders beneficially owned approximately 64.57% of KT High-Tech’s common stock on the Closing Date.

As of December 31, 2017, we had cash, working capital and an accumulated deficit of $895,761, $696,213 and $4,358,320, respectively. During the years ended December 31, 2017 and 2016, we incurred net losses of $2,424,510 and $822,328, respectively. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

Recent Developments

In June 2017, two PCM heat sinks from KULR were part of NASA’s Neutron star Interior Composition Explorer, or NICER, which was launched into space aboard SpaceX-11 ISS Commercial Resupply Services Flight. NICER was installed on the space station later that month. One heat sink was for the Instrument Deck and the other for the Avionics Deck. The purpose of the PCM heat sinks are to keep the overall NICER instruments from getting too cold while disconnected from power during transfer from the launch vehicle to its location of operation on ISS. The transfer could take up to six hours.

In December 2017, we shipped six PCM heat sinks to NASA JPL for the 2020 Mars Rover program. The purpose of the heatsinks is to keep the detector from getting too cold during operations on Mars.

In January 2018, we entered into a Product Development Agreement with a top automotive manufacturer to develop a TRS-based solution for their electrical vehicle battery packs. The agreement is milestone-based and while there is no guarantee that KULR TRS products will ever be integrated into our strategic partner’s vehicles, we continue to advance the milestones.

In March 2018, we entered into an agreement with the NREL granting us an exclusive license to commercialize its patented Internal Short Circuit technology. This technology was jointly developed by NREL and NASA to provide a reliable testing method for lithium-ion battery safety.

Consolidated Results of Operations

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

The closing of the Share Exchange Agreement was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805-40. The consolidated statements of operations herein reflect the historical results of KULR prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for KT High-Tech prior to the completion of the reverse recapitalization.

Revenues

Revenues consisted of sales of our CFV thermal management solution and PCM heat sinks as well as certain research and development contract services.

For the years ended December 31, 2017 and 2016, we generated $235,584 and $6,900 of revenues, an increase of $228,684. The increase was primarily due to greater volume of our product sales in 2017 related to new customer contracts.

Cost of Revenues

Cost of revenues consists of the cost of our CFV thermal management solution and PCM heat sinks as well as labor and other research and development expenses directly related to product sales or research contract services.

For the years ended December 31, 2017 and 2016, cost of revenues was $156,609 and $7,749, respectively, an increase of $148,860. The increase was primarily due to increased labor costs.

Research and Development

Research and development includes expenses incurred in connection with the research and development of our CFV thermal management solution. Research and development expenses are expensed as they are incurred.

For the year ended December 31, 2017, research and development expenses increased by $331,827 to $361,231 from $29,404 for the year ended December 31, 2016. The increase is primarily attributable to a research consulting agreement which commenced in September 2016 as well as new consulting agreements and service contracts which commenced in the third quarter of 2017 as well as an increase in salaries and other benefits due to an increase in headcount.

We expect that our research and development expenses will continue to increase.

Research and Development – Related Parties

Research and development – related parties includes expenses associated with the development of our CFV thermal management solutions provided by Energy Science Laboratories, Inc. (“ESLI”), a research and development company owned by our Chief Technology Officer (“CTO”), as well as services provided by our CTO. Research and development – related parties expenses are expensed as they are incurred.

For the year ended December 31, 2017, research and development – related parties increased by $44,502 to $439,824 from $395,322 for the year ended December 31, 2016. The increase is due to a slight increase in the amount of research and development services provided by ESLI during 2017.

We expect that our research and development expenses related to ESLI will decrease due to our hiring of in-house research and development personnel.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the year ended December 31, 2017, selling, general and administrative expenses increased by $1,292,536 to $1,690,666 from $398,130 for the year ended December 31, 2016. The increase is primarily due to an increase in non-cash stock-based compensation expense of approximately $560,000, increased salaries and other benefits of approximately $325,000 from the hiring of new employees in the third quarter of 2017, increased external marketing expenses of approximately $180,000 as well as increased professional fees of approximately $165,000 related to the Share Exchange and as well as being a public company.

Other (Expense) Income

For the year ended December 31, 2017, other expense increased by $13,141 to $10,964 from income of $2,177 for the year ended December 31, 2016. The increase in other expense is primarily due to an increase interest expense related to a KT High-Tech promissory note purchased by KULR in 2017. Since the KT High-Tech and KULR reverse recapitalization, all interest expense related to the promissory note has been eliminated in consolidation.

Liquidity and Capital Resources

For the years ended December 31, 2017 and 2016, cash used in operating activities was $1,005,759 and $594,666, respectively. Our cash used in operations for the year ended December 31, 2017 was primarily attributable to our net loss of $2,424,510 adjusted for non-cash expenses in the aggregate amount of $607,001, partially offset by $811,750 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2016 was primarily attributable to our net loss of $822,328, adjusted for non-cash expenses in the aggregate amount of $36,571, partially offset by $191,091 of net cash provided by changes in the levels of operating assets and liabilities.

For the year ended December 31, 2017, cash provided by investing activities was $1,892,433 compared to cash used in investing activities of $85,000 during the year ended December 31, 2016. Cash provided by investing activities during the year ended December 31, 2017 resulted from $1,859,261 of cash acquired in connection with the Share Exchange as well as $85,000 of proceeds received from the collection of our note receivable from our CEO, partially offset by $51,828 of purchases of property and equipment. Our cash used in investing activities for the year ended December 31, 2016 was related to loan in the amount of $85,000 to our CEO.

There were no cash flows from financing activities for the year ended December 31, 2017. For the year ended December 31, 2016, cash provided by financing activities was $550,000, which related to the issuance of an aggregate of 3,666,668 shares of Series A1 convertible preferred stock to investors.

As of December 31, 2017, we had had cash, working capital and an accumulated deficit of $895,761, $696,213 and $4,358,320, respectively. During the years ended December 31, 2017 and 2016, we incurred net losses of $2,424,510 and $822,328, respectively. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued.

Based upon our forecast for continued operating losses, we expect that the cash we currently have available will fund our operations into the fourth quarter of 2018 while we continue to apply efforts to raise additional capital. Thereafter, we will require external funding to sustain operations and to follow through on the execution of our business plan. Although management believes that we have access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.

Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Critical Accounting Policies

See Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements included within this Annual Report for our critical accounting policies.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recently Issued Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements included within this Annual Report for a summary of recently issued and adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. During the year ended December 31, 2017, we completed our remediation of certain deficient internal controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting, as of December 31, 2017, was effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages are as follows:

Executive Officers and Directors

Name	Age	Office
Michael Mo	47	Chief Executive Officer and Director
Dr. Timothy Knowles	71	Director, Chief Technical Officer and Secretary
Simon Westbrook	69	Chief Financial Officer
Michael Carpenter	54	Vice President of Engineering

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Michael Mo, was appointed CEO and Director of the Company on March 16, 2011, is a technology entrepreneur and successful investor with over 20 years of experience in technology management, product development and marketing. In 2013, he co-founded KULR and has been serving as its CEO since then. From 2007 to 2015, Mr. Mo served as Senior Director of Business Development at Amlogic, Inc., a California high-tech company. In 2005, Mr. Mo founded Sympeer Technology and served as its CEO until 2008. In 1998, he founded Wish Solutions, and served as its CEO until 2001. Mr. Mo received his Master of Science in Electrical Engineering from the University of California at Santa Barbara in 1995.

Timothy R. Knowles, was appointed CTO and Director of the Company, has over 30 Years of Thermal Management R&D and product development experience for the most challenging space and industrial applications. He conducted research and built building products for various space and industrial customers such as NASA, Boeing, Raytheon, Jet Propulsion Lab, and others. Since 1983, Dr. Knowles has been working as President at ELSI. In addition, in 2013, Dr. Knowles co-founded KULR and has been serving as it CTO since then. From 1977 to 1983, he was a postdoctoral research physicist at Hamburg University. Mr. Knowles received Ph.D. in Physics from University of California San Diego in 1977 and B.S. in Physics from University of Southern California in 1969.

Simon Westbrook, was appointed Chief Financial Officer on March 15, 2018. In 2009, Mr. Westbrook founded and has since served as an officer of Aargo, Inc., a company specializing in financial consulting services to corporations in various tech-related industries. Prior to Aargo, Inc., Mr. Westbrook was CFO of Amber Networks, Inc., and the Chief Financial Officer of Sage, Inc. (NASDAQ: SAGI), a Silicon Valley company specializing in flat panel displays. Before joining Sage, Mr. Westbrook held a number of senior financial positions at Creative Technology (NASDAQ: CREAF), a leading PC multimedia company, and Atari Corp (AMEX: ATC), the video game and home computer company both in the USA and overseas. At various times, he has held positions as an advisory board member of the Silicon Valley Financial Executives Institute, and various technology start-up companies where he has assisted in strategic planning, fund raising and team development. Simon is a Chartered Accountant and holds a Masters in Economics from Trinity College, Cambridge University.

Michael G. Carpenter serves as KULR’s Vice President of Engineering. Mr. Carpenter has been employed by ESLI since December 1983, serving as Director of the PCM Heatsink Group, Quality Manager, Facility Security Officer (FSO) in the Defense Industrial Security Program from 1988 to 1995. He also has been served as Safety Officer since he joined ESLI in 1983. Mr. Carpenter received his B.S. in Applied Mechanics from the University of California, San Diego in 1983.

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board0

Director Independence

Currently no directors would qualify as independent as defined under NASDAQ Marketplace Rules. Our directors believe that retaining one or more additional directors who would qualify as independent as defined in the NASDAQ Marketplace Rules would be overly costly and burdensome and not warranted in the circumstances given the current stage of the Company’s development.

Family Relationships

There are no family relationships between any director and executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act. The Company does not believe a Code of Ethics is necessary at this time.

Nomination Process

As of December 31, 2017, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this annual report.

Committees of the Board

We currently do not have nominating, compensation or audit committee, or committees performing similar functions, nor do we have a written nominating, compensation or audit committee charter. The board of directors does not believe that it is necessary to have such committees at this time because it believes that the functions of such committees can be adequately performed by the board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2017 and 2016 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2017 and whose total compensation for the 2017 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2017 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

				All Other Compensation				Total
Name and Principal Position	Year	Salary	Bonus	Earned		Waived		Earned	Waived
Michael Mo	2017	$76,894	$-	$3,631	(1)	$25,000	(2)	$80,525	$25,000
Chief Executive Officer	2016	$-	$-	$78,000	(3)	$-		$78,000	$-
Timothy Knowles	2017	$77,637	$-	$-		$32,000	(4)	$77,637	$32,000
Chief Technology Officer	2016	$-	$-	$-		$78,000	(4)	$-	$78,000

(1)	Includes health insurance benefits paid for by us.
(2)	A total of $25,000 was payable to Mr. Mo for consulting services rendered during 2017 prior to the commencement of his employment with us, however, Mr. Mo agreed to waive such amount in 2017.
(3)	Includes consulting fees earned by Mr. Mo prior to the commencement of employment with us that were paid by us.
(4)	A total of $110,000 was payable to Mr. Knowles for $32,000 and $78,000 of consulting services rendered during 2017 and 2016, respectively, prior to the commencement of his employment with us, however, Mr. Knowles agreed to waive such amount in 2017.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Equity Compensation Plans

Although we plan to adopt one in the future, we do not currently have equity-based compensation plans.

Compensation of Directors

Because we are still in the development stage, our directors do not receive any compensation other than reimbursement for expenses incurred during the performance of their duties or their separate duties as officers of the Company.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Although we have not entered into employment agreements with our officers and directors, we have agreed to pay the following salaries to our officers:

Name and Principal Position	Salary
Michael Mo - CEO and Chairman	$140,000

Dr. Timothy Knowles - CTO and Director	$140,000

Simon Westbrook - CFO	$60,000

Michael Carpenter - VP of Engineering	$125,000

At the sole discretion of our Board of Directors, all officers are entitled to merit-based cash and equity bonuses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us who own more than 5% of the outstanding common stock as of the date of this annual report, and by our officers and directors. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated, the address of each of the persons shown is c/o KT High-Tech Marketing, Inc., 14440 Big Basin Way, #12, Saratoga, CA 95070.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class(1)
Michael Mo (2) - CEO and Chairman	26,450,000	34.16%

Dr. Timothy Knowles - CTO and Director	15,600,000	20.14%

Simon Westbrook - CFO	-	-

Michael Carpenter - VP of Engineering	500,000	*

All directors and executive officers as a group (4 persons)	42,550,000	54.95%

*	Less than 1%
(1)	The percent of class is based on 77,440,000 shares of common stock issued and outstanding as of April 11, 2018.
(2)	Consists of: 20,000,000 shares held directly by Mr. Mo; 2,525,000 shares held by Mr. Mo’s son Alexander Mo; 2,525,000 shares held by Mr. Mo’s son Brandon Mo; and 1,400,000 shares held jointly by Mr. Mo and his spouse, Linda Mo.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the 2013 fiscal year, KULR issued 10,000,000 founder shares of its common stock to Michael Mo of which 3,333,334 shares were subsequently surrendered for cancellation and 6,666,666 were subsequently gifted to various friends and family, including 500,000 to his mother, Baoci Mo, 250,000 to his sister, Mary Mo, and 1,000,000 shares each to his sons, Brandon Mo and Alexander Mo. In connection with the Share Exchange, all 6,666,666 shares were exchanged for 13,333,332 shares of our Common Stock.

During the 2013 fiscal year, KULR issued 10,000,000 founder shares of its common stock to Timothy Knowles of which 2,200,000 were subsequently gifted to various friends and family. In connection with the Share Exchange, all 10,000,000 shares were exchanged for 20,000,000 shares of our Common Stock.

On April 15, 2013, KULR entered into a license and development agreement with Energy Science Laboratories, Inc., pursuant to which ESLI agreed to license its existing thermal technologies to KULR in exchange for a significant stake in KULR. On the same date, KULR also entered into a consulting agreement with ESLI, pursuant to which ESLI agreed to perform consulting services for KULR and KULR agreed to pay ESLI for such services at a rate as agreed by the parties from time to time. In addition, on November 10, 2016, ESLI executed a patent assignment agreement to assign certain patents to KULR. Dr. Timothy R. Knowles, the Company’s Chief Technical Officer, Secretary and member of the Company’s Board of Directors, is the President and majority owner of ESLI. During the years ended December 31, 2017 and 2016, the Company recorded research and development expense of $407,324 and $317,322 related to the consulting agreement with ESLI. The foregoing description of the agreements between KULR and ESLI are not complete and each of them is qualified in its entirety by reference to the license and development agreement, the license and development agreement and the patent assignment agreement, which are filed as exhibits to this report.

On June 2, 2014, KULR entered into consulting agreements with Michael Mo and Timothy Knowles. The agreements provide for a monthly retainer of $6,250 for June 2014 through November 2014 and $6,500 thereafter. The term of each agreement is twelve months and provide for automatic extensions, in the absence of termination. The consulting agreements were terminated in connection with the closing of the Share Exchange. During the years ended December 31, 2017 and 2016, the Company recorded aggregate expense of $57,000 and $156,000 related to the consulting agreements. On November 11, 2017, Michael Mo and Timothy Knowles waived $25,000 and $110,000, respectively, related to compensation previously owed to them by the Company in connection with their respective consulting agreements with KULR discussed above.

During the 2014 fiscal year, KULR issued and sold 5,000,000 shares of its Series A Preferred Stock to nine investors and received gross proceeds of $1,000,000. Our Chief Executive Officer, Michael Mo, and his spouse, Linda Mo, jointly invested $140,000 and his sons, Brandon Mo and Alexander Mo, invested $50,000 each for the purchase of an aggregate of 1,200,000 shares of KULR’s Series A Preferred Stock. In connection with the Share Exchange, all 5,000,000 shares were subsequently converted into common stock of KULR and then were exchanged for 10,000,000 shares of our Common Stock.

During the 2016 fiscal year, KULR issued and sold 1,333,334 shares of its Series A1 Preferred Stock to two investors and received gross proceeds of $400,000, plus another 500,000 shares of Series A1 Convertible Preferred Stock were exchanged for $150,000 of legal services provided to KULR. Our Chief Executive Officer’s sister, Mary Mo, invested $100,000 for the purchase of 333,334 shares of KULR’s Series A1 Preferred Stock. In connection with the Share Exchange, all 1,833,334 shares were subsequently converted into common stock of KULR and then were exchanged for 3,666,668 shares of our Common Stock.

On April 11, 2016, KULR issued a one-year note receivable from its Chief Executive Officer, Michael Mo, with a principal amount of $85,000 and an interest rate of 3.5% per year. On June 13, 2017, KULR collected the $85,000 note receivable in full as well as outstanding accrued interest in the amount of $3,488.

On June 19, 2017, we acquired all the issued and outstanding shares of KULR pursuant to the Share Exchange Agreement in exchange for the issuance of 50,000,000 of our Common Stock and KULR became our wholly owned subsidiary. Our Chief Executive Officer and Director, Michael Mo, and various members of his family were among the shareholders of KULR that entered into the Share Exchange Agreement. Our Chief Technical Officer and Director, Timothy Knowles, and various members of his family were among the shareholders of KULR that entered into the Share Exchange Agreement. Furthermore, Mr. Mo was an officer and director of both the Company and KULR prior to and after entering into the Share Exchange Agreement. Dr. Knowles was an officer and director of KULR prior to and after entering into the Share Exchange Agreement and became an officer and director of the Company after the closing of the Share Exchange Agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Chen & Fan Accountancy Corporation has served as our independent registered public accounting firm since 2016.

The following is a summary of the fees billed or expected to be billed to us by Chen & Fan Accountancy Corporation, our independent registered public accounting firm, for professional services rendered with respect to the fiscal years ended December 31, 2017 and 2016:

	For the Fiscal Year Ended
	December 31,
	2017	2016
Audit Fees	$108,935	$-
Audit-Related Fees	-	-
Tax Fees	16,000	-
All Other Fees	-	-
Total	$124,935	$-

Audit Fees

Audit Fees consist of fees billed for services rendered by our independent auditors during the year ended December 31, 2017 for the audit and review of our financial statements.

Audit-Related Fees

There were no fees for audit-related services rendered by our independent auditors for the years ended December 31, 2017 and 2016.

Tax Fees

Tax Fees consist of fees billed for services rendered by our independent auditors during the year ended December 31, 2017 in connection with the preparation and filing of our income and payroll tax returns.

All Other Fees

The Company did not incur any other fees related to services rendered by our independent auditors for the years ended December 31, 2017 and 2016.

Pre-Approval Policies

Our Board of Directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the Board of Directors of all services, audit and non-audit, to be provided to our Company by our independent auditors. Under the policy, the Board of Directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the Board of Directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the SEC’s rules on auditor independence.

The Board of Directors has considered the nature and amount of the fees billed by Chen & Fan Accountancy Corporation and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Chen & Fan Accountancy Corporation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated June 8, 2017 (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

3.3	Certificate of Incorporation of KULR Technology Corporation (3)

3.4	Amended and Restated Certificate of Incorporation of KULR Technology Corporation (3)

3.5	By-laws of KULR Technology Corporation (3)

3.6	Certificate of Designation of Series A Voting Preferred Stock, filed on June 6, 2017 (1)

10.1	License and Development Agreement, dated April 15, 2013 (3)

10.2	Consulting Agreement, dated April 15, 2013 (3)

10.3	Letter of Intent by and between the Company and E3 Enterprise, dated April 20, 2016 (4)

10.4	Letter of Intent by and between the Company and KULR Technology Corporation (5)

10.5	Patent Assignment Agreement, dated November 10, 2016 (3)

10.6	Promissory Note issued by KULR Technology Corporation, dated March 31, 2017 (6)

10.7	Promissory Note issued by KULR Technology Corporation, dated June 8, 2017 (1)

10.8	Consulting Agreement, dated March 15, 2018 (7)

21.1	List of Subsidiaries (3)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herewith.

(1)	Previously filed as an exhibit to Form 8-K on June 12, 2017 and incorporated herein by this reference

(2)	Previously filed as an exhibit on Form 10-12G on January 7, 2016 (File No.: 000-55564) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to Form 8-K on June 19, 2017 and incorporated herein by this reference.

(4)	Previously filed on Form S-1 on June 28, 2016 (File No.: 333-212272) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to Form 8-K on November 3, 2016 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to Form 8-K on April 5, 2017 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to Form 8-K on March 15, 2018 and incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2018	KT High-Tech Marketing, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman

By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	April 17, 2018
Michael Mo

By:	/s/ Timothy Knowles	Chief Technical Officer and Director	April 17, 2018
Timothy Knowles

By:	/s/ Simon Westbrook	Chief Financial Officer	April 17, 2018
Simon Westbrook

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

KT HIGH-TECH MARKETING, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of KT HIGH-TECH MARKETING, INC. & SUBSIDIARY (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring loss from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Chen & Fan Accountancy

We have served as the Company’s auditor since 2016.

San Jose, California

April 17, 2018

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Assets

Current Assets:
Cash	$895,761	$9,087
Accounts receivable	151,802	6,900
Note receivable - related party	-	85,000
Interest receivable - related party	-	2,152
Other current receivable	-	30,000
Other current receivable - related parties	-	2,000
Inventory	13,767	12,932
Prepaid expenses	106,466	12,344
Other current assets	8,727	3,648
Total Current Assets	1,176,523	164,063
Property and equipment, net	43,493	462
Total Assets	$1,220,016	$164,525

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
Accrued expenses and other current liabilities	$225,966	$72,445
Accrued expenses and other current liabilities - related parties	254,344	359,241
Total Current Liabilities	480,310	431,686

Commitments and contingencies
Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares designated; None issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 77,440,000 and 50,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	7,744	5,000
Additional paid-in capital	5,090,282	1,661,649
Accumulated deficit	(4,358,320)	(1,933,810)
Total Stockholders' Equity (Deficiency)	739,706	(267,161)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,220,016	$164,525

The accompanying notes are an integral part of these consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2017	2016

Revenue	$235,584	$6,900
Cost of revenue	156,609	7,749
Gross Profit (Loss)	78,975	(849)

Operating Expenses:
Research and development	361,231	29,404
Research and development - related parties	439,824	395,322
Selling, general and administrative	1,690,666	398,130
Total Operating Expenses	2,491,721	822,856
Loss From Operations	(2,412,746)	(823,705)

Other Income (Expense):
Interest income	256	25
Interest income - related party	1,336	2,152
Interest expense	(2,963)	-
Interest expense - related party	(9,593)	-
Total Other (Expense) Income	(10,964)	2,177
Loss Before Income Taxes	(2,423,710)	(821,528)
Income tax expense	800	800
Net Loss	$(2,424,510)	$(822,328)

Net Loss Per Share
- Basic and Diluted	$(0.04)	$(0.02)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	63,981,416	42,987,756

The accompanying notes are an integral part of these consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	46,333,332	$4,633	$1,076,101	$(1,111,482)	$(30,748)

Issuance of common stock for cash	2,666,668	267	399,733	-	400,000

Issuance of common stock for professional services	1,000,000	100	149,900	-	150,000

Stock-based compensation	-	-	35,915	-	35,915

Net loss	-	-	-	(822,328)	(822,328)

Balance - December 31, 2016	50,000,000	$5,000	$1,661,649	$(1,933,810)	$(267,161)

Stock-based compensation	-	-	598,204	-	598,204

Equity of KT High-Tech Marketing, Inc. at the time of the reverse recapitalization	27,440,000	2,744	2,695,429	-	2,698,173

Waiver of previously accrued executive consulting fees	-	-	135,000	-	135,000

Net loss	-	-	-	(2,424,510)	(2,424,510)

Balance - December 31, 2017	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

The accompanying notes are an integral part of these consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(2,424,510)	$(822,328)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	8,797	656
Stock-based compensation	598,204	35,915
Changes in operating assets and liabilities:
Accounts receivable	(144,902)	(3,600)
Other current receivable	30,000	-
Other current receivable - related parties	2,000	-
Interest receivable - related party	2,152	(2,152)
Inventory	(835)	7,405
Prepaid expenses	(80,968)	(12,344)
Other current assets	861,377	4,826
Accrued expenses and other current liabilities	140,323	(44,677)
Accrued expenses and other current liabilities - related parties	2,603	241,633

Total Adjustments	1,418,751	227,662

Net Cash Used In Operating Activities	(1,005,759)	(594,666)

Cash Flows From Investing Activities:
Issuance of note receivable - related party	-	(85,000)
Proceeds from collection of note receivable - related party	85,000	-
Cash acquired in reverse recapitalization	1,859,261	-
Purchases of property and equipment	(51,828)	-

Net Cash Provided By (Used In) Investing Activities	1,892,433	(85,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	550,000

Net Cash Provided By Financing Activities	-	550,000

Net Increase (Decrease) In Cash	886,674	(129,666)

Cash - Beginning of Year	9,087	138,753

Cash - End of Year	$895,761	$9,087

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$2,962	$-
Income taxes	$2,400	$-
Non-cash operating and financing activities:
Waiver of previously accrued executive consulting fees	$135,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Organization and Operations

KT High-Tech Marketing, Inc. ("KT High-Tech") was incorporated on December 11, 2015. Prior to the Share Exchange discussed below, KT High-Tech was an early-stage company planning to market and distribute technology products and components targeting the energy and consumer electronics industries. KT High-Tech intended to market and sell the products to both the end user and supply chain markets and to seek partnerships in developing and distributing such products. After the reverse recapitalization discussed below, KT High-Tech integrated its existing business operations with those of its subsidiary, KULR Technology Corporation (“KULR”).

KULR, a wholly-owned subsidiary of KT High-Tech (collectively the “Company”), was formed in 2013 and is based in Santa Clara, California. KULR is primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KULR’s co-founder Dr. Timothy Knowles, in the high value, high-performance consumer electronic and energy storage applications. KULR owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that it believes are more effective at conducting, dissipating and storing heat generated by an electronic system’s internal components (i.e. semiconductor, integrated circuits “chips”) in comparison to traditional materials, such as copper and aluminum. KULR’s technologies can be applied inside a wide array of electronic applications where heat is often a problem, such as mobile devices, cloud computing, virtual reality platforms, satellites, internet of things, drones, and connected cars.

Reverse Recapitalization

On June 8, 2017, KT High-Tech entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with KULR and 100% of the shareholders of KULR (the “KULR Shareholders”). On June 19, 2017 (the “Closing Date”), the Company closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the KULR Shareholders agreed to transfer an aggregate of 25,000,000 shares of KULR’s common stock to the Company in exchange for the Company’s issuance of an aggregate of 50,000,000 shares of the Company’s common stock to the KULR Shareholders (the “Share Exchange”). On the Closing Date, KULR became a wholly-owned subsidiary of KT High-Tech, the KULR Stockholders beneficially owned approximately 64.57% of KT High-Tech’s common stock on a fully-diluted basis, KT High-Tech began operating KULR’s business of developing and commercializing its thermal management technologies and a representative of the KULR Stockholders was appointed to be the Company’s second Board Director.

The closing of the Share Exchange Agreement was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805-40. The consolidated statements of operations herein reflect the historical results of KULR prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for KT High-Tech prior to the completion of the reverse recapitalization. The balance sheet as of December 31, 2016 presented herein reflects the assets and liabilities of KULR. KT High-Tech’s assets and liabilities are consolidated with the assets and liabilities of KULR as of the Closing Date. The number of shares issued and outstanding and additional paid-in capital of KT High-Tech have been retroactively adjusted to reflect the equivalent number of shares issued by KT High-Tech in the Share Exchange, while KULR’s accumulated deficit is being carried forward as the Company’s accumulated deficit. All costs attributable to the reverse recapitalization were expensed.

NOTE 2	GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2017, the Company had cash, working capital and an accumulated deficit of $895,761, $696,213 and $4,358,320, respectively. During the years ended December 31, 2017 and 2016, the Company incurred net losses of $2,424,510 and $822,328, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

Based upon the Company’s forecast for continued operating losses, it expects that the cash it currently has available will fund its operations into the fourth quarter of 2018 while it continues to apply efforts to raise additional capital. Thereafter, the Company will require external funding to sustain operations and to follow through on the execution of its business plan. Although the Company’s management believes that it has access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 2	GOING CONCERN AND MANAGEMENT’S PLANS – CONTINUED

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of KT High-Tech and its wholly-owned subsidiary, KULR. All significant intercompany transactions have been eliminated in the consolidation.

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

Concentrations of Credit Risk

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $611,450 and $0 at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, 49% and 14% of the Company’s revenues were generated from Customer A and Customer B, respectively. During the year ended December 31, 2016, 100% of the Company’s revenues were generated from Customer C. As of December 31, 2017, receivables from Customer A and Customer B comprised 43% and 24%, respectively, of the Company’s total accounts receivable. As of December 31, 2016, a receivable from Customer C comprised 100% of the Company’s total account receivable.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2017 and 2016, there were no allowances for uncollectable amounts. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Loan and Other Receivables

The Company carries receivables from certain related and non-related parties. The receivables are carried at their contractual amounts. Management evaluates the collectability of the receivables at least quarterly. Management estimates the reserve for uncollectibility based on existing economic conditions, the financial conditions of the counterparties, and the amount and age of past due receivables. Receivables are considered past due if full payment is not received by the contractual due date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. See Note 7 – Related Party Transactions for additional details.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Inventory

Inventory is comprised of CFV thermal management solutions and heatsinks, which are available for sale. Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of December 31, 2017 and 2016, the Company’s inventory was comprised solely of finished goods.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, interest receivable, other current receivable, notes receivable and accrued expenses and other current liabilities approximate fair values due to the short-term nature of these instruments. The carrying amounts of the Company’s short–term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Sales are recognized upon shipment to the customer, free on-board shipping point, or the point of customer acceptance.

During the years ended December 31, 2017 and 2016, the Company recognized $235,584 and $6,900, respectively, of revenue related to the sale of PCM heat sinks and CFV thermal interfaces as well as certain research and development contract services.

See Note 3 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements for details surrounding the Company’s adoption of ASC 606 – Revenue Recognition.

Research and Development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2017 and 2016, the Company incurred $801,055 and $424,726, respectively, of research and development expenses.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. During the years ended December 31, 2017 and 2016, 678,310 and 4,015,886 weighted average shares of non-vested restricted stock, respectively, were excluded from weighted average common stock outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of non-vested restricted stock, if not anti-dilutive.

As of December 31, 2017 and 2016, 312,500 and 1,062,500, respectively, shares of non-vested restricted stock were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Income Taxes – Continued

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

See Note 8 – Income Taxes for additional details including the effects of the tax cuts and Jobs Act enacted in December 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for public companies for annual and interim periods beginning on or after December 15, 2017.

The Company plans to adopt ASC 606 effective January 1, 2018 using the modified retrospective method. As of the date of filing, the Company has not completed its ASC 606 implementation process and, as a result, cannot disclose the quantitative impact of adoption on its financial statements. That being said, based on its preliminary analysis, the Company believes that revenue related to product sales, which represented approximately 88% and 100% of its total revenues for the years ended December 31, 2017 and 2016, respectively, will not be materially impacted as a result of adopting ASC 606. Revenues related to contract services represented approximately 12% and 0% of its total revenues for the years ended December 31, 2017 and 2016, respectively, and, while the Company does not currently believe this revenue stream will be materially impacted as a result of adopting ASC 606, it needs to complete the implementation process before it is able to conclude, including related to the timing of revenue recognition of this revenue stream.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2017 and its adoption did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial position, results of operations, and cash flows.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Accounting Pronouncements – Continued

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 effective January 1, 2018 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for fiscal years beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating ASU 2017-09 and its impact on its consolidated financial position, results of operations, and cash flows.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) — Accounting for Certain Financial Instruments with Down Round Features,” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating ASU 2017-11 and its impact on its consolidated financial position, results of operations, and cash flows.

NOTE 4	PREPAID EXPENSES

As of December 31, 2017 and 2016, prepaid expenses and other current assets consisted of the following:

	December 31,
	2017	2016

Business development services	$40,000	$-
Research and development services	25,000	-
Professional fees	10,000	-
Salary	-	7,500
Conference fees	-	4,844
Other	31,466	-
Total prepaid expenses	$106,466	$12,344

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 5	PROPERTY AND EQUIPMENT

As of December 31, 2017 and 2016, property and equipment consisted of the following:

	December 31,
	2017	2016
Computer equipment	$8,402	$1,829
Leasehold improvement	8,834	-
Software	5,656	-
Machinery and equipment	17,954	-
Research and development equipment	12,811	-
	53,657	1,829
Less: accumulated deprecation	(10,164)	(1,367)
Property and equipment, net	$43,493	$462

Depreciation expense amounted to $8,797 and $656 for the years ended December 31, 2017 and 2016, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

NOTE 6	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2017 and 2016, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2017	2016

Accrued legal and professional fees	$71,241	$18,000
Accrued salaries and benefits	69,425	-
Payroll and income tax payable	14,223	36,422
Accrued research and development expenses	14,611	6,250
Credit card payable	28,363	9,521
Other	28,103	2,252
Total accrued expenses and other current liabilities	$225,966	$72,445

NOTE 7	RELATED PARTY TRANSACTIONS

See Note 9 – Stockholders’ Equity – Common Stock

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related parties consists of (a) a liability of $0 and approximately $78,000 as of December 31, 2017 and 2016, respectively, to the Company’s Chief Technology Officer (“CTO”) in connection with consulting services provided to the Company; (b) a liability of approximately $254,000 and approximately $274,000 as of December 31, 2017 and 2016, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s CTO, in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions; and (c) $0 and approximately $8,000 as of December 31, 2017 and 2016, respectively, due to KT High-Tech, which was eliminated in consolidation as a result of the Share Exchange.

Note Receivable

On June 13, 2017, the Company collected the $85,000 note receivable from its Chief Executive Officer (“CEO”) in full as well as outstanding accrued interest in the amount of $3,488. The note receivable was related to a loan made prior to the Share Exchange. For the years ended December 31,2017 and 2016, respectively, the Company recorded $1,336 and $2,152, respectively, of interest income in connection with the note receivable.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 7	RELATED PARTY TRANSACTIONS – CONTINUED

Consulting Agreements

On June 2, 2014, KULR entered into consulting agreements with its CEO and CTO. The agreements provide for a monthly retainer of $6,250 for June 2014 through November 2014 and $6,500 thereafter. The term of each agreement is twelve months and provide for automatic extensions, in the absence of termination. The consulting agreements were terminated in connection with the closing of the Share Exchange. During the years ended December 31, 2017 and 2016, the Company recorded aggregate expense of $57,000 and $156,000 related to the consulting agreements.

On November 11, 2017, the Company’s CEO and CTO waived $25,000 and $110,000, respectively, related to compensation previously owed to them by the Company in connection with their respective consulting agreements with KULR discussed above. As a result, the Company accounted for the waiver by reducing accrued expenses and other current liability by $135,000 with a corresponding credit to stockholders’ equity.

During the years ended December 31, 2017 and 2016, the Company recorded research and development expense of $407,324 and $317,322 related to consulting services provided to the Company by ESLI associated with the development of the Company’s CFV thermal management solutions. ESLI is controlled by the Company’s CTO.

NOTE 8	INCOME TAXES

The income tax provision for the years ended December 31, 2017 and 2016 consists of the following:

	For The Year Ended
	December 31,
	2017	2016
Federal:
Current	$-	$-
Deferred	(393,945)	(277,950)

State and local:
Current	800	800
Deferred	(175,455)	(49,850)
	(568,600)	(327,000)
Change in valuation allowance	569,400	327,800
Income tax provision	$800	$800

Only minimum state income tax obligations have been recorded for the years ended December 31, 2017 and 2016 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related increase in the deferred tax asset was offset by the valuation allowance.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 8	INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Year Ended
	December 31,
	2017	2016

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)%	(5.9)%
Permanent differences	0.4%	0.1%
Incremental research and development tax credits	(2.9)%
Change in valuation allowance	20.8%	39.9%
Change in federal tax rate	21.7%	0.0%
Effective income tax rate	0.0%	0.1%

The Company has determined that a valuation allowance for the entire net deferred tax asset is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to zero, the amount that will more likely not be realized.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Year Ended
	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$1,062,400	$722,500
Research and development credit carryforwards	79,000	-
Stock-based compensation	184,400	33,900
Gross deferred tax assets	1,325,800	756,400
Valuation allowance	(1,325,800)	(756,400)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$569,400	$327,800

At December 31, 2017 and 2016, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $3.9 million and $1.8 million, respectively, which may be used to offset future taxable income through 2037.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2014 (or the tax year ended December 31, 2013 if the Company were to utilize its NOLs).

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the primary provision of Tax Reform impacting the Company is the reduction to the U.S. corporate income tax rate from 35% to 21%, eliminating certain deductions and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $0.6 million which is fully offset by a corresponding tax benefit of $0.6 million which related to the corresponding reduction in the valuation allowance for the year ended December 31, 2017. There were no specific impacts of Tax Reform that could not be reasonably estimated which the Company accounted for under prior tax law. However, a continued analysis of the estimates and further guidance on the application of the law is ongoing, Accordingly, it is possible that additional revisions may occur throughout the allowable measurement period.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 9	STOCKHOLDERS' EQUITY

Reverse Recapitalization

See Note 1 - Business Organization and Nature of Operations - Reverse Recapitalization for details of the Share Exchange.

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value of $0.0001 per share. The preferred stock is designated as follows: 1,000,000 shares designated as Series A Voting Preferred Stock.

Series A Voting Preferred Stock

The Series A Voting Preferred Stock are not convertible into any series or class of stock of the Company. In addition, holders of the Series A Voting Preferred Stock shall not be entitled to receive dividends, nor shall them have right to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company.

Each record holder of Series A Voting Preferred Stock shall have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Series A Voting Preferred Stock has that number of votes equal to one-hundred (100) votes per share of Series A Voting Preferred Stock held by such holder.

Common Stock

During the year ended December 31, 2016, the Company sold an aggregate of 2,666,668 shares of common stock to investors for aggregate cash consideration of $400,000, plus another 1,000,000 shares of common stock were exchanged for $150,000 of legal services provided to the Company.

During the year ended December 31, 2017, the Company received aggregate consideration of $32,000 related to certain restricted common stock awards that were issued in 2013 and 2014, $2,000 of which was related to related parties.

During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense of $598,204 and $35,915, respectively, related to restricted common stock awards which is included within selling, general and administrative expenses on the consolidated statements of operations. As of December 31, 2017, there was $277,823 of unrecognized stock-based compensation expense, of which, $216,838 was subject to re-measurement, that will be recognized over the weighted average remaining vesting period of 0.4 years.

A summary of restricted stock award activity during the year ended December 31, 2017 is presented below:

		Weighted
		Average
		Grant Date	Total
	Number of	Fair Value	Grant Date
	Shares	Per Share	Fair Value

Non-vested, December 31, 2016	1,062,500	$0.99	$1,051,875
Granted	-	-	-
Vested	(750,000)	(0.99)	(742,500)
Forfeited	-	-	-
Non-vested, December 31, 2017	312,500	$0.99	$309,375

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 10	COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 2, 2014, KULR entered into a lease agreement to lease 5,296 square feet of space located in San Diego, California with respect to its research and development activities through November 30, 2016. The monthly base rent ranged from $4,237 to $4,364 per month over the term of the lease. In connection with the lease, the Company paid the landlord a security deposit of $8,474. The aggregate base rent payable over the lease term was recognized on a straight-line basis. In November 2016, KULR declined to extend the lease, however, the parties agreed to transfer the property, under a new lease agreement, to KT High-Tech beginning in January of 2017. Under this new agreement, KULR agreed to pay rent for the month of December in the amount of $4,825, which reduced the security deposit on hand. The landlord returned the remaining security deposit of $3,647 to KULR in January 2017.

On January 1, 2017, KT High-Tech entered into a one-year lease agreement to lease 5,296 square feet of space located in San Diego, California with respect to its research and development activities. The base rent was $4,364 per month plus association fees of $531 per month. In connection with the lease, the Company paid the landlord a security deposit of $8,729. The aggregate base rent payable over the lease term was recognized on a straight-line basis. During the years ended December 31, 2017 and 2016, the Company recognized rent expense of $58,743 and $53,822, respectively. On December 30, 2017, the lease was extended until December 31, 2018, the base rent was increased to $4,452 per month plus association fees of $531 per month.

NOTE 11	SUBSEQUENT EVENTS

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement shall be effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement.

