Form 10-Q
period 2018-03-31
KT High-Tech Marketing Inc.
filed 2018-05-15
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 11, 2018, there were 77,440,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)

Assets

Current Assets:
Cash	$425,391	$895,761
Accounts receivable	185,027	151,802
Inventory	13,767	13,767
Prepaid expenses	65,180	106,466
Other current assets	8,727	8,727

Total Current Assets	698,092	1,176,523
Property and equipment, net	37,872	43,493

Total Assets	$735,964	$1,220,016

Liabilities and Stockholders' Equity

Current Liabilities:
Accrued expenses and other current liabilities	$316,138	$197,713
Accrued expenses and other current liabilities - related parties	244,407	282,597

Total Current Liabilities	560,545	480,310

Commitments and contingencies

Stockholders' Equity:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares designated; None issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 77,440,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	7,744	7,744
Additional paid-in capital	5,273,239	5,090,282
Accumulated deficit	(5,105,564)	(4,358,320)

Total Stockholders' Equity	175,419	739,706

Total Liabilities and Stockholders' Equity	$735,964	$1,220,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenue	$228,040	$-

Cost of revenue	49,346	-

Gross Profit	178,694	-

Operating Expenses:
Research and development	119,684	13,180
Research and development - related parties	-	131,115
Selling, general and administrative	805,840	81,744

Total Operating Expenses	925,524	226,039

Loss From Operations	(746,830)	(226,039)

Other Income (Expense):
Interest income	51	-
Interest income - related party	-	734
Interest expense - related party	(65)	(2,319)

Total Other Expense	(14)	(1,585)

Loss Before Income Taxes	(746,844)	(227,624)

Income tax expense	400	200

Net Loss	$(747,244)	$(227,824)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	77,219,168	49,029,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

Stock-based compensation	-	-	182,957	-	182,957

Net loss	-	-	-	(747,244)	(747,244)

Balance - March 31, 2018	77,440,000	$7,744	$5,273,239	$(5,105,564)	$175,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(747,244)	$(227,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,621	153
Stock-based compensation	182,957	12,011
Changes in operating assets and liabilities:
Accounts receivable	(33,225)	6,900
Interest receivable - related party	-	(733)
Prepaid expenses	41,286	7,992
Accrued expenses and other current liabilities	118,425	26,553
Accrued expenses and other current liabilities - related parties	(38,190)	16,035

Total Adjustments	276,874	68,911

Net Cash Used In Operating Activities	(470,370)	(158,913)

Cash Flows From Investing Activities:
Proceeds from loan from related party	-	200,000

Net Cash Provided By Investing Activities	-	200,000

Net (Decrease) Increase In Cash	(470,370)	41,087

Cash - Beginning of Period	895,761	9,087

Cash - End of Period	$425,391	$50,174

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$65	$-
Income taxes	$2,400	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

KT High-Tech Marketing, Inc. ("KT High-Tech"), through its wholly-owned subsidiary, KULR Technology Corporation (“KULR”) (collectively, the “Company”), is primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KULR’s co-founder Dr. Timothy Knowles, in the high value, high-performance consumer electronic and energy storage applications. KULR owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that it believes are more effective at conducting, dissipating and storing heat generated by an electronic system’s internal components (i.e. semiconductor, integrated circuits “chips”) in comparison to traditional materials, such as copper and aluminum. KULR’s technologies can be applied inside a wide array of electronic applications where heat is often a problem, such as mobile devices, cloud computing, virtual reality platforms, satellites, internet of things, drones, and connected cars.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months then ended. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 17, 2018.

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

Note 2 Going Concern and Management’s Plans

As of March 31, 2018, the Company had cash, working capital and an accumulated deficit of $425,391, $137,547 and $5,105,564, respectively. During the three months ended March 31, 2018 and 2017, the Company incurred net losses of $747,244 and $227,824, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

Note 3 Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Concentrations of Credit Risk

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $91,754 and $611,450 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, 48% and 47% of the Company’s revenues were generated from Customer A and Customer B, respectively. As of March 31, 2018, receivables from Customer A, Customer B and Customer C comprised 26%, 58% and 10%, respectively, of the Company’s total accounts receivable. As of December 31, 2017, receivables from Customer D and Customer E comprised 43% and 24%, respectively, of the Company’s total accounts receivable.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company's condensed consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales - Revenue is recognized at the point the customer obtains controls of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers a report to the customer.

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Product sales	$118,352	$-
Contract services	109,688	-
Total revenue	$228,040	$-

As of March 31, 2018 and December 31, 2017, the Company did not have any contract assets or contract liabilities from contracts with customers. During the three months ended March 31, 2018 and 2017, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. As of March 31, 2018, there were no remaining performance obligations that the Company had not satisfied.

Reclassifications of Prior Year Presentation

Certain prior year balance sheet amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. During the three months ended March 31, 2018 and 2017, 220,832 and 970,832 weighted average shares of non-vested restricted stock awards, respectively, were excluded from weighted average common stock outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of non-vested restricted stock, if not anti-dilutive.

As of March 31, 2018 and 2017, 125,000 and 875,000, respectively, shares of non-vested restricted stock awards were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for fiscal years beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company adopted ASU 2017-09 effective January 1, 2018 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Note 4 Prepaid Expenses

As of March 31, 2018 and December 31, 2017, prepaid expenses consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Business development services	$10,000	$40,000
Research and development services	15,000	25,000
Professional fees	10,000	10,000
Other	30,180	31,466
Total prepaid expenses	$65,180	$106,466

Note 5 Accrued Expenses and Other Current Liabilities

As of March 31, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued legal and professional fees	$189,366	$71,241
Accrued payroll and vacation	52,741	69,425
Payroll and income tax payable	12,883	14,223
Accrued research and development expenses	13,164	14,611
Credit card payable	650	110
Other	47,334	28,103
Total accrued expenses and other current liabilities	$316,138	$197,713

Note 6 Related Party Transactions

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related parties consist of: (i) a liability of $225,844 and $254,344 as of March 31, 2018 and December 31, 2017, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions; and (ii) a liability of $18,563 and $28,253 as of March 31, 2018 and December 31, 2017, respectively, to the Company’s Chief Executive Officer (“CEO”) in connection with Company-related travel and entertain expenses incurred by the CEO.

Consulting Agreements

During the three months ended March 31, 2018 and 2017, the Company recorded aggregate expense of $0 and $39,000 (of which, $19,500 and $19,500 was included within research and development expenses and selling, general and administrative expenses, respectively), respectively, related to consulting agreements with its CEO and CTO, which were terminated in connection with the closing of the Share Exchange Agreement on June 19, 2017.

During the periods ended March 31, 2018 and 2017, the Company recorded research and development expense of $0 and $111,615 related to consulting services provided to the Company by ESLI associated with the development of the Company’s CFV thermal management solutions. ESLI is controlled by the Company’s CTO.

Note 7 Stockholders' Equity

Reverse Recapitalization

See Note 1 - Business Organization, Nature of Operations and Basis of Presentation – Reverse Recapitalization for details of the Share Exchange.

Stock-Based Compensation

During the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $182,957 and $12,011, respectively, related to restricted common stock awards which is included within general and administrative expenses on the condensed consolidated statements of operations. As of March 31, 2018, there was $94,867 of unrecognized stock-based compensation expense, of which, $94,867 was subject to re-measurement, that will be recognized over the weighted average remaining vesting period of 0.1 years.

Note 8 Commitments and Contingencies

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement shall be effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement. As of the date of filing, there had been no sales of the licensed products, such that no royalties had been earned.

Note 9 Subsequent Events

There have been no events that have occurred subsequent to March 31, 2018 that require disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KT High-Tech Marketing, Inc. ("KT High-Tech" and, including its subsidiary, KULR Technology Corporation (“KULR”), the “Company”) as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2017 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

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

In addition to thermal management of electronic systems, KULR has developed, in partnership with NASA Johnson Space Center (“NASA JSC”), a highly effective, lightweight and passive thermal protection technology. Thermal Runaway Shield (“TRS”) for lithium-ion batteries. KULR’s lithium-ion battery (“Li-B”) TRS product prevents a potentially dangerous combustible condition known as thermal runaway propagation from occurring in neighboring Li-B cells by acting as a shield or barrier in between individual Li-B cells in a battery pack. Although rare, incidents of thermal runaway propagation occurring spontaneously in Li-B cargo shipments and inside electronics, including hoverboards, smartphones, and electric vehicles, are a cause of public concern.

As of March 31, 2018, we had cash, working capital and an accumulated deficit of $425,391, $137,547 and $5,105,564, respectively. During the three months ended March 31, 2018 and 2017, we incurred net losses of $747,244 and $227,824, respectively. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our condensed consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

Recent Developments

In January 2018, we entered into a Product Development Agreement with a top automotive manufacturer to develop a TRS-based solution for their electrical vehicle battery packs. The agreement is milestone-based and while there is no guarantee that KULR TRS products will ever be integrated into our strategic partner’s vehicles, we continue to advance the milestones.

In March 2018, we entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting us an exclusive license to commercialize its patented Internal Short Circuit technology. This technology was jointly developed by NREL and NASA to provide a reliable testing method for lithium-ion battery safety.

Results of Operations

Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017

The closing of the Share Exchange Agreement with KULR on June 19, 2017 was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805-40. The condensed consolidated statements of operations herein reflect the historical results of KULR prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for KT High-Tech prior to the completion of the reverse recapitalization.

Revenues

Revenues consisted of sales of our CFV thermal management solution as well as certain research and development contract services.

For the three months ended March 31, 2018 and 2017, we generated $228,040 and $0 of revenues, an increase of $228,040. The increase was primarily due to new contracts entered into during 2018. Our revenues consisted of the following types:

	For the Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Product sales	$118,352	$-
Contract services	109,688	-
Total revenue	$228,040	$-

Cost of Revenues

Cost of revenues consists of the cost of our CFV thermal management solution and PCM heat sinks as well as labor and other research and development expenses directly related to product sales or research contract services.

For the three months ended March 31, 2018, cost of revenues was $49,346. There was no cost of revenues for the three months ended March 31, 2017. The increase was primarily due to increased labor costs.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred, until such time as management reasonably determines that a commercially viable product is feasible. At this time, future R&D costs will be capitalized until the resulting product is launched, at which time capitalized R&D expenses will be amortized in cost of sales over the expected life of the product or products.

For the three months ended March 31, 2018, R&D expenses increased by $106,504 to $119,684 from $13,180 for the three months ended March 31, 2017. The increase is primarily attributable to an increase in salaries and other benefits due to an increase in headcount.

We expect that our R&D expenses will continue to increase.

Research and Development – Related Parties

R&D – related parties include expenses associated with the development of our CFV thermal management solutions provided by Energy Science Laboratories, Inc. (“ESLI”), a R&D company owned by our Chief Technology Officer (“CTO”), as well as services provided by our CTO. R&D – related parties expenses are expensed as they are incurred.

For the three months ended March 31, 2018, R&D – related parties decreased by $131,115 to $0 from $131,115 for the three months ended March 31, 2017. The decrease is due to reduction in R&D services provided by ESLI during the current period.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the three months ended March 31, 2018, selling, general and administrative expenses increased by $724,096 to $805,840 from $81,744 for the three months ended March 31, 2017. The increase is primarily due to increased salaries and other benefits of approximately $221,000 from the hiring of new employees in the third quarter of 2017, non-cash stock-based compensation expense of approximately $183,000 as well as increased professional fees of approximately $125,000 related to being a public company.

Other Expense

For the three months ended March 31, 2018, other expense decreased by $1,571 to $14 from $1,585 for the three months ended March 31, 2017. The decrease in other expense is primarily due to interest expense related to a KT High-Tech promissory notes purchased by KULR in 2017. Since the KT High-Tech and KULR reverse recapitalization in June 2017, all interest expense related to the promissory note has been eliminated in consolidation.

Liquidity and Capital Resources

For the three months ended March 31, 2018 and 2017, cash used in operating activities was $470,370 and $158,913, respectively. Our cash used in operations for the three months ended March 31, 2018 was primarily attributable to our net loss of $747,244, adjusted for non-cash expenses in the aggregate amount of $188,578, partially offset by $88,296 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2017 was primarily attributable to our net loss of $227,824 adjusted for non-cash expenses in the aggregate amount of $12,164, partially offset by $56,747 of net cash provided by changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2018 and 2017, cash provided by investing activities was $0 and $200,000, respectively. Our cash provided by investing activities for the three months ended March 31, 2017 was related to a promissory note in the principal amount of $300,000, of which, $200,000 had been received as of March 31, 2017.

There were no cash flows from financing activities for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, we had cash, working capital and an accumulated deficit of $425,391, $137,547 and $5,105,564, respectively. During the three months ended March 31, 2018 and 2017, we incurred net losses of $747,244 and $227,824, respectively. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued.

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

Our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on April 17, 2018. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The new revenue standard will require management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 31, 2018. These changes include updated accounting policies affected by ASC 606, redesigned internal controls over financial reporting related to ASC 606, expanded data gathering to comply with the additional disclosure requirements, and ongoing contract review requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

May 15, 2018	By	/s/ Michael Mo
Michael Mo Chief Executive Officer and Chairman

May 15, 2018	By	/s/ Simon Westbrook
Simon Westbrook Chief Financial Officer