Form 10-Q
period 2018-06-30
KT High-Tech Marketing Inc.
filed 2018-08-14
CIK 1662684

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 10, 2018, there were 77,718,788 shares of common stock, $0.0001 par value, issued and outstanding.

KT HIGH-TECH MARKETING, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KT HIGH-TECH MARKETING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)

Assets

Current Assets:
Cash	$108,031	$895,761
Accounts receivable	118,940	151,802
Inventory	13,767	13,767
Prepaid expenses	41,665	106,466
Other current assets	8,727	8,727

Total Current Assets	291,130	1,176,523
Property and equipment, net	43,319	43,493
Deferred offering costs	30,000	-

Total Assets	$364,449	$1,220,016

Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities:
Accrued expenses and other current liabilities	$434,950	$197,713
Accrued expenses and other current liabilities - related parties	190,559	282,597
Deferred revenue	161,909	-

Total Current Liabilities	787,418	480,310

Commitments and contingencies

Stockholders' (Deficiency) Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares designated; None issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 77,440,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	7,744	7,744
Additional paid-in capital	5,398,074	5,090,282
Accumulated deficit	(5,828,787)	(4,358,320)

Total Stockholders' (Deficiency) Equity	(422,969)	739,706

Total Liabilities and Stockholders' (Deficiency) Equity	$364,449	$1,220,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$171,091	$10,900	$399,131	$10,900
Cost of revenue	33,470	56,195	183,417	56,195
Gross Profit (Loss)	137,621	(45,295)	215,714	(45,295)

Operating Expenses:
Research and development	119,006	36,448	238,690	49,628
Research and development - related parties	-	269,942	-	401,057
Selling, general and administrative	663,018	332,418	1,447,258	414,362
Total Operating Expenses	782,024	638,808	1,685,948	865,047
Loss From Operations	(644,403)	(684,103)	(1,470,234)	(910,342)
Other expense, net	(219)	(6,671)	(233)	(8,256)
Net Loss	$(644,622)	$(690,774)	$(1,470,467)	$(918,598)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	77,385,972	52,570,582	77,303,030	50,791,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

Stock-based compensation	-	-	307,792	-	307,792

Net loss	-	-	-	(1,470,467)	(1,470,467)

Balance - June 30, 2018	77,440,000	$7,744	$5,398,074	$(5,828,787)	$(422,969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,470,467)	$(918,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,524	882
Stock-based compensation	307,792	224,158
Changes in operating assets and liabilities:
Accounts receivable	32,862	(4,000)
Other current receivable	-	30,000
Other current receivable - related parties	-	2,000
Interest receivable - related party	-	2,152
Prepaid expenses	64,801	(183,370)
Other current assets	-	861,377
Accrued expenses and other current liabilities	207,237	152,476
Accrued expenses and other current liabilities - related parties	(92,038)	114,679
Deferred revenue	161,909	-

Total Adjustments	691,087	1,200,354

Net Cash (Used In) Provided By Operating Activities	(779,380)	281,756

Cash Flows From Investing Activities:
Proceeds from loan from related party	-	85,000
Cash acquired in reverse recapitalization	-	1,859,261
Purchases of property and equipment	(8,350)	(22,045)
Net Cash (Used in) Provided By Investing Activities	(8,350)	1,922,216

Net (Decrease) Increase In Cash	(787,730)	2,203,972

Cash - Beginning of Period	895,761	9,087

Cash - End of Period	$108,031	$2,213,059

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$294	$-
Income taxes	$2,400	$1,600

Non-cash investing and financing activities:
Accrual of deferred offering costs	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KT HIGH-TECH MARKETING, INC. AND SUBSIDIARY

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2018 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 17, 2018.

Note 2 Going Concern and Management’s Plans

Subsequent to June 30, 2018, the Company sold common stock for aggregate net proceeds of $159,000. See Note 9 – Subsequent Events – Private Placement for details. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

Concentrations of Credit Risk

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $0 and $611,450 at June 30, 2018 and December 31, 2017, respectively.

Customer concentrations are as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30, 2018	December 31, 2017
	2018	2017	2018	2017

Customer A	21%	*	37%	*	31%	15%
Customer B	*	*	27%	*	51%	*
Customer C	70%	*	30%	*	*	43%
Customer D	*	100%	*	100%	*	16%
Total	91.00%	100.00%	94.00%	100.00%	82%	74%

* Less than 10%

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company's condensed consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales - Revenue is recognized at the point the customer obtains controls of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers a report to the customer.

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Product sales	$134,791	$10,900	$253,143	$10,900
Contract services	36,300	-	145,988	-
Total revenue	$171,091	$10,900	$399,131	$10,900

As of June 30, 2018, the Company had $0 and $161,909 contract assets and contract liabilities, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. As of December 31, 2017, the Company did not have any contract assets or contract liabilities from contracts with customers. During the three and six months ended June 30, 2018 and 2017, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Reclassifications

Certain prior year balance sheet amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. The following shares were excluded from basic weighted average common stock outstanding:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Non-vested restricted stock	54,028	789,196	136,970	876,496
Total	54,028	789,196	136,970	876,496

Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of non-vested restricted stock, if not anti-dilutive.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2018	2017

Non-vested restricted stock	-	687,500
Total	-	687,500

Recently Issued and Adopted Accounting Pronouncements

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 effective April 1, 2018. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Note 4 Prepaid Expenses

As of June 30, 2018 and December 31, 2017, prepaid expenses consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Business development services	$-	$40,000
Research and development services	25,669	25,000
Professional fees	-	10,000
Other	15,996	31,466
Total prepaid expenses	$41,665	$106,466

Note 5 Accrued Expenses and Other Current Liabilities

As of June 30, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued legal and professional fees	$222,345	$71,241
Accrued payroll and vacation	66,793	69,425
Payroll and income tax payable	8,224	14,223
Accrued research and development expenses	7,635	14,611
Credit card payable	8,381	110
Other	121,572	28,103
Total accrued expenses and other current liabilities	$434,950	$197,713

Note 6 Related Party Transactions

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related parties consist of: (i) a liability of $154,269 and $254,344 as of June 30, 2018 and December 31, 2017, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions; and (ii) a liability of $36,290 and $28,253 as of June 30, 2018 and December 31, 2017, respectively, to the Company’s Chief Executive Officer (“CEO”) in connection with Company-related travel and entertain expenses incurred by the CEO.

Consulting Agreements

During the three and six months ended June 30, 2017, the Company recorded aggregate expense of $26,000 (of which, $13,000 and $13,000 was included within research and development expenses and selling, general and administrative expenses, respectively) and $65,000 (of which, $32,500 and $32,500 was included within research and development expenses and selling, general and administrative expenses, respectively), respectively, related to consulting agreements with its CEO and CTO, which were terminated in connection with the closing of the Share Exchange Agreement on June 19, 2017.

During the three and six months ended June 30, 2017, the Company recorded research and development expense of $256,942 and $368,557, respectively, related to consulting services provided to the Company by ESLI associated with the development of the Company’s CFV thermal management solutions. There were no such costs recorded in the three and six months ended June 30, 2018. ESLI is controlled by the Company’s CTO.

Note 7 Stockholders' Equity

Stock-Based Compensation

During the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of $124,835 and $307,792, respectively, and during the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $212,147 and $224,158, respectively, related to restricted common stock awards issued during 2014 which is included within general and administrative expenses on the condensed consolidated statements of operations. As of June 30, 2018, there was no unrecognized stock-based compensation expense.

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

Note 9 Subsequent Events

Private Placement

Subsequent to June 30, 2018, the Company sold an aggregate of 278,788 shares of common stock to investors for aggregate gross and net cash proceeds of $184,000 and $159,000, respectively. Of the $25,000 of cash offering costs withheld from the proceeds, $20,000 was included within deferred offering costs on the condensed consolidated balance sheet as of June 30, 2018.

Note 10 Revision of Financial Statements for the Quarter Ended March 31, 2018

During the course of preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2018, the Company identified certain errors related to cost of revenue not being recorded in connection with a product sale to a customer, which resulted in the understatement of its net loss for the three months ended March 31, 2018. The reason for the error was related to certain information not being provided to the Company’s accounting staff as a result of the Company’s transition of certain accounting duties from its then-Interim Chief Financial Officer, who left the Company in the first quarter of 2018.

The following tables reconcile the prior period as reported balances to the as revised balances:

	March 31, 2018
	As Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet:

Total Current Assets	$698,092	$(27,957)	$670,135
Total Assets	$735,964	$(27,957)	$708,007
Total Current Liabilities	$560,545	$50,644	$611,189
Total Liabilities	$560,545	$50,644	$611,189
Total Stockholders' Equity	$175,419	$(78,601)	$96,818

	For The Three Months Ended
	March 31, 2018
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations:

Revenue	$228,040	$-	$228,040
Cost of Revenue	$49,346	$100,601	$149,947
Operating Expenses	$925,924	$(22,000)	$903,924
Loss From Operations	$(747,230)	$(78,601)	$(825,831)
Net Loss	$(747,244)	$(78,601)	$(825,845)
Net Loss Per Share - Basic and Diluted	$(0.01)	$-	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	77,219,168	-	77,219,168

	For The Three Months Ended
	March 31, 2018
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows:

Cash Flows From Operating Activities:
Net Loss	$(747,244)	$(78,601)	$(825,845)
Adjustments to reconcile net loss to net cash used in operating activities	$276,874	$78,601	$355,475
Net Cash Used In Operating Activities	$(470,370)	$-	$(470,370)

In accordance with SEC Staff Accounting Bulletin No 108, the Company has evaluated this error, based on an analysis of quantitative and qualitative factors, as to whether it was material to the condensed consolidated statement of operations for the three months ended March 31, 2018 and if amendments of previously filed financial statements with the SEC are required. The Company has determined that quantitatively and qualitatively, the error has no material impact to the condensed consolidated statement of operations for the three months ended March 31, 2018 or other prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KT High-Tech Marketing, Inc. ("KT High-Tech" and, including its subsidiary, KULR Technology Corporation (“KULR”), the “Company”) as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2017 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Report, in our other reports filed with the SEC, and other factors that we may not know.

Overview

The Company owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that it believes are more effective at conducting, dissipating and storing heat generated by an electronic system’s internal components (i.e. semiconductor, integrated circuits “chips”) than traditional materials, such as copper and aluminum. KULR’s technologies can be applied inside a wide array of electronic applications where heat is often a problem, such as mobile devices, cloud computing, virtual reality platforms, satellites, internet of things, drones, and connected cars.

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

In addition to thermal management of electronic systems, KULR has developed, in partnership with National Aeronautics and Space Administration (“NASA”) Johnson Space Center (“NASA JSC”), a highly effective, lightweight and passive thermal protection technology, Thermal Runaway Shield (“TRS”) for lithium-ion batteries. KULR’s lithium-ion battery (“Li-B”) TRS product prevents a potentially dangerous combustible condition known as thermal runaway propagation from occurring in neighboring Li-B cells by acting as a shield or barrier in between individual Li-B cells in a battery pack. Although rare, incidents of thermal runaway propagation occurring spontaneously in Li-B cargo shipments and inside electronics, including hoverboards, smartphones, and electric vehicles, are a cause of public concern.

During the second quarter of 2018, we generated business from our existing aerospace and automotive customer-base by providing contract services and thermal solution products. We continue to make progress with establishing the production of Internal Short Circuit (“ISC”) devices which were licensed from NASA and National Renewable Energy Laboratory (“NREL”) in the first quarter of 2018. Although no assurances can be made, we expect to generate revenue from the sale of ISC devices in the second half of 2018. In addition, we expect some of our current design engagements with potential customers in aerospace, defense and battery storage products to reach early production in the second half of 2018 and into 2019. However, no assurances can be made that such design engagements will result in production agreements or purchase orders.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful in raising additional funds in the future.

Recent Developments

In May 2018, the Company was assigned a trading symbol, “KUTG”, for quotation on the OTC Markets.

In July 2018, we sold an aggregate of 278,788 shares of common stock to investors for aggregate gross and net proceeds of $184,000 and $159,000, respectively.

Results of Operations

Three and Six Months Ended June 30, 2018 Compared With Three and Six Months Ended June 30, 2017

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

Revenues

Our revenues consisted of the following types:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Product sales	$134,791	$10,900	$253,143	$10,900
Contract services	36,300	-	145,988	-
Total revenue	$171,091	$10,900	$399,131	$10,900

For the three months ended June 30, 2018 and 2017, we generated $171,091 and $10,900 of revenues, an increase of $160,191, or 1,470%. Our revenues during the three months ended June 30, 2018 primarily consisted of sales of our component product, CFV thermal management solution, which carries a higher margin, as well as certain research and development contract services. Our revenues during the three months ended June 30, 2017 consisted of sales of our Phase Change Material (“PCM”) heat sink. The increase was primarily due to an increase in the volume of product sales, as well as the addition of our contract services revenue.

For the six months ended June 30, 2018 and 2017, we generated $399,131 and $10,900 of revenues, an increase of $388,231, or 3,562%. Our revenues during the six months ended June 30, 2018 consisted of sales of our component product, CFV thermal management solution, which carries a higher margin, sales of an Original Equipment Manufacturer (“OEM”) product, which carries a lower margin, as well as certain research and development contract services. Our revenues during the six months ended June 30, 2017 consisted of sales of our Phase Change Material (“PCM”) heat sink. The increase was primarily due to an increase in the volume of product sales, as well as the addition of our contract services revenue.

Cost of Revenues

Cost of revenues consists of the cost of our products as well as labor expenses directly related to product sales or research contract services.

For the three months ended June 30, 2018 and 2017, cost of revenues was $33,470 and $56,195, respectively, a decrease of $22,725, or 40%. The decrease was primarily due to increased costs in 2017 to produce the PCM heat sinks, as well as due to the fact that our 2018 sales were of higher margin products.

For the six months ended June 30, 2018 and 2017, cost of revenues was $183,417 and $56,195, respectively, an increase of $127,222, or 226%. The increase was primarily due to costs of sales of our lower margin, higher cost OEM product as well as increased labor costs.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended June 30, 2018, R&D expenses increased by $82,558, or 227%, to $119,006 from $36,448 for the three months ended June 30, 2017. The increase is primarily attributable to an increase in salaries and other benefits due to a headcount increase of 9 employees.

For the six months ended June 30, 2018, R&D expenses increased by $189,062, or 381%, to $238,690 from $49,628 for the six months ended June 30, 2017. The increase is primarily attributable to an increase in salaries and other benefits due to a headcount increase of 9 employees.

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

For the three months ended June 30, 2018, R&D – related parties decreased by $269,942, or 100%, to $0 from $269,942 for the three months ended June 30, 2017. The decrease is due to the elimination of R&D services provided by ESLI during the current period, which resulted from the Company hiring its own research and development staff in June 2017.

For the six months ended June 30, 2018, R&D – related parties decreased by $401,057, or 100%, to $0 from $401,057 for the six months ended June 30, 2017. The decrease is due to the elimination of R&D services provided by ESLI during the current period, which resulted from the Company hiring its own research and development staff in June 2017.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the three months ended June 30, 2018, selling, general and administrative expenses increased by $330,600, or 99%, to $663,018 from $332,418 for the three months ended June 30, 2017. The increase is primarily due to increased salaries and other benefits of approximately $164,000 from the hiring of new employees in the third quarter of 2017, professional fees of approximately $184,000 resulting from the compliance and reporting costs of being a public company as well as due to entering into new consulting agreements, partially offset by decreased non-cash stock-based compensation expense of approximately $99,000.

For the six months ended June 30, 2018, selling, general and administrative expenses increased by $1,032,896, or 249%, to $1,447,258 from $414,362 for the six months ended June 30, 2017. The increase is primarily due to increased salaries and other benefits of approximately $311,000 from the hiring of new employees in the third quarter of 2017, increased professional fees of approximately $446,000 resulting from the compliance and reporting costs of being a public company as well as due to entering into new consulting agreements, increased travel expenses of approximately $74,000, increased rent expenses of approximately $46,000 due to entering into a new lease agreement as well as increased non-cash stock-based compensation expense of approximately $84,000.

Liquidity and Capital Resources

For the six months ended June 30, 2018 and 2017, cash (used in) provided by operating activities was $(779,380) and $281,756, respectively. Our cash used in operations for the six months ended June 30, 2018 was primarily attributable to our net loss of $1,470,467, adjusted for non-cash expenses in the aggregate amount of $316,316, partially offset by $374,771 of net cash provided by changes in the levels of operating assets and liabilities. Our cash provided by operations for the six months ended June 30, 2017 was primarily attributable to our net loss of $918,598, adjusted for net non-cash expense in the aggregate amount of $225,040, partially offset by $975,314 of net cash provided by changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2018 and 2017, cash (used in) provided by investing activities was $(8,350) and $1,922,216, respectively. Cash used in investing activities during the six months ended June 30, 2018 was due to purchases of equipment. Cash provided by investing activities during the six months ended June 30, 2017 resulted from $1,859,261 of cash acquired in connection with the Share Exchange as well as $85,000 of proceeds received from the collection of our note receivable to our CEO, partially offset by $22,045 of purchases of property and equipment.

There were no cash flows from financing activities for the six months ended June 30, 2018 and 2017.

In July 2018, we sold an aggregate of 278,788 shares of common stock to investors for aggregate gross and net proceeds of $184,000 and $159,000, respectively. We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues and/or raise additional capital to fund our operations. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

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

Critical Accounting Policies

For a description of our critical accounting policies, see Note 3 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

For a description of recently adopted accounting pronouncements, including adoption dates and estimated effects, if any, on our condensed consolidated financial statements, see Note 3 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

The following material weakness in our internal control over financial reporting were identified as of June 30, 2018 in the normal course:

1.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis to those responsible for financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We intend to address the weakness identified above by increasing the internal controls over the (a) vendor management process and (b) purchase to pay process.

Notwithstanding the assessment that our disclosure controls and procedures and our internal controls over financial reporting were not effective and that there is a material weakness as identified herein, we believe that our condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

Except as disclosed above, our internal control over financial reporting did not change during the three months ended June 30, 2018.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2018, we sold an aggregate of 278,788 shares of common stock to certain accredited investors for aggregate gross proceeds of $184,000, which proceeds will be used for general corporate expenses and other research and development expenses. The issuances of securities were made pursuant to the exemption from registration under Section 4(a)(2) and Rule 506 of Regulation D under the Securities Act for transactions not involving a public offering and transactions with “accredited investors” as defined under the Securities Act.

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

August 14, 2018	By	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman

August 14, 2018	By	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer

