Form 10-Q
period 2018-09-30
KULR Technology Group, Inc.
filed 2018-11-13
CIK 1662684

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55564

KULR TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-1004273 (I.R.S. Employer Identification No.)
1999 S. Bascom Ave. Suite 700. Campbell, CA. (Address of principal executive offices)	95008 (Zip Code)

Registrant’s telephone number, including area code: 408-663-5247

KT High-Tech Marketing, Inc., 14440 Big Basin Way #12, Saratoga, California 95070

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2018, there were 78,021,819 shares of common stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

(FORMERLY KT HIGH-TECH MARKETING, INC.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

(FORMERLY KT HIGH-TECH MARKETING, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets

Current Assets:
Cash	$174,350	$895,761
Accounts receivable	155,440	151,802
Inventory	13,767	13,767
Prepaid expenses	82,733	106,466
Other current assets	11,089	8,727

Total Current Assets	437,379	1,176,523
Property and equipment, net	47,145	43,493

Total Assets	$484,524	$1,220,016

Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities:
Accrued expenses and other current liabilities	$491,269	$197,713
Accrued expenses and other current liabilities - related parties	203,917	282,597
Deferred revenue	51,158	-

Total Current Liabilities	746,344	480,310

Commitments and contingencies

Stockholders' (Deficiency) Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated;
None issued and outstanding
at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
78,021,819 and 77,440,000 shares issued and outstanding
at September 30, 2018 and December 31, 2017, respectively	7,802	7,744
Additional paid-in capital	5,750,416	5,090,282
Accumulated deficit	(6,020,038)	(4,358,320)

Total Stockholders' (Deficiency) Equity	(261,820)	739,706

Total Liabilities and Stockholders' (Deficiency) Equity	$484,524	$1,220,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

(FORMERLY KT HIGH-TECH MARKETING, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	2018	2017	2018	2017

Revenue	$482,798	$15,106	$881,929	$26,006

Cost of revenue	75,384	52,384	258,801	108,579

Gross Profit (Loss)	407,414	(37,278)	623,128	(82,573)

Operating Expenses:
Research and development	161,194	157,876	399,884	207,504
Research and development - related parties	-	38,767	-	439,824
Selling, general and administrative	461,377	605,473	1,908,635	1,019,835

Total Operating Expenses	622,571	802,116	2,308,519	1,667,163

Loss From Operations	(215,157)	(839,394)	(1,685,391)	(1,749,736)

Other Income (Expense):
Interest (expense) income, net	(269)	142	(502)	(8,114)
Change in fair value of accrued issuable equity	24,175	-	24,175	-

Total Other Income (Expense)	23,906	142	23,673	(8,114)

Net Loss	$(191,251)	$(839,252)	$(1,661,718)	$(1,757,850)

Net Loss Per Share
- Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	77,785,191	76,843,759	77,513,560	59,570,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

(FORMERLY KT HIGH-TECH MARKETING, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2017	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

Stock-based compensation	-	-	307,792	-	307,792

Common stock issued for cash, net of issuance costs [1]	581,819	58	352,342	-	352,400

Net loss	-	-	-	(1,661,718)	(1,661,718)

Balance - September 30, 2018	78,021,819	$7,802	$5,750,416	$(6,020,038)	$(261,820)

[1] Includes gross proceeds of $384,000, less issuance costs of $31,600 ($25,000 of cash and $6,600 of non-cash).

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

(FORMERLY KT HIGH-TECH MARKETING, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,661,718)	$(1,757,850)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	11,824	3,374
Change in fair value of accrued issuable equity	(24,175)	-
Stock-based compensation	402,656	411,181
Changes in operating assets and liabilities:
Accounts receivable	(3,638)	(19,106)
Other current receivable	-	30,000
Other current receivable - related parties	-	2,000
Interest receivable - related party	-	2,152
Inventory	-	(15,151)
Prepaid expenses	23,733	(115,945)
Other current assets	(2,362)	861,377
Accrued expenses and other current liabilities	216,267	189,083
Accrued expenses and other current liabilities - related parties	(78,680)	145,300
Deferred revenue	51,158	-

Total Adjustments	596,783	1,494,265

Net Cash Used In Operating Activities	(1,064,935)	(263,585)

Cash Flows From Investing Activities:
Proceeds from loan from related party	-	85,000
Cash acquired in reverse recapitalization	-	1,859,261
Purchases of property and equipment	(15,476)	(36,271)

Net Cash (Used In) Provided By Investing Activities	(15,476)	1,907,990

Cash Flows from Financing Activities:
Proceeds from sale of common stock [1]	359,000	-

Net Cash Provided By Financing Activities	359,000	-

Net (Decrease) Increase In Cash	(721,411)	1,644,405

Cash - Beginning of Period	895,761	9,087

Cash - End of Period	$174,350	$1,653,492

[1] Includes gross proceeds of $384,000, less withheld issuance costs of $25,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

(FORMERLY KT HIGH-TECH MARKETING, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$646	$-
Income taxes	$2,400	$1,600

Non-cash investing and financing activities:
Common stock equity offering issuance costs	$6,600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

(FORMERLY KT HIGH-TECH MARKETING, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Note 1 Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Effective August 30, 2018, KT High-Tech Marketing, Inc. changed its name to KULR Technology Group, Inc. KULR Technology Group, Inc. ("KUTG") through its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”), is primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KTC’s co-founder Dr. Timothy Knowles, in the high value, high-performance consumer electronic and energy storage applications. KTC owns proprietary carbon fiber based (Carbon Fiber Velvet or “CFV”) thermal management solutions that it believes are more effective at conducting, dissipating and storing heat generated by an electronic system’s internal components (i.e. semiconductor, integrated circuits “chips”) in comparison to traditional materials, such as copper and aluminum. KTC’s technologies can be applied inside a wide array of electronic applications where heat is often a problem, such as mobile devices, cloud computing, virtual reality platforms, satellites, internet of things, drones, and connected cars.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 17, 2018.

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

The Company is currently funding its operations on a month-to-month basis. Although the Company’s management believes that it has access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

Note 3 Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Concentrations of Credit Risk

The Company maintains cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an aggregate uninsured cash balance of $611,450 at December 31, 2017. There was no uninsured balance as of September 30, 2018.

Customer concentrations are as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Nine Months Ended		As of	As of
	September 30,		September 30,		September 30, 2018	December 31, 2017
	2018	2017	2018	2017

Customer A	*	*	17%	*	*	15%
Customer B	*	*	12%	*	*	*
Customer C	92%	*	64%	*	92%	43%
Customer D	*	*	*	42%	*	16%
Customer E	*	76%	*	44%	*	*
Customer F	*	24%	*	14%	*	*
Total	92%	100%	93%	100%	92%	74%

* Less than 10%

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a debt or equity financing, are capitalized as non-current assets on the balance sheet. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital. If the completion of a contemplated financing was deemed to be no longer probable, the related deferred offering costs would be charged to general and administrative expense in the condensed consolidated financial statements.

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

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point the customer obtains controls of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers a report to the customer.

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Product sales	$482,798	$15,106	$735,941	$26,006
Contract services	-	-	145,988	-
Total revenue	$482,798	$15,106	$881,929	$26,006

As of September 30, 2018, the Company had $0 and $51,158 contract assets and contract liabilities, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. As of December 31, 2017, the Company did not have any contract assets or contract liabilities from contracts with customers. During the three and nine months ended September 30, 2018, and 2017, $0 of revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Reclassifications

Certain prior year balance sheet amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. The following weighted average shares were excluded from basic weighted average common stock outstanding:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Non-vested restricted stock	-	596,241	90,812	782,051
Total	-	596,241	90,812	782,051

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2018	2017

Non-vested restricted stock	-	500,000
Total	-	500,000

Recently Issued Accounting Pronouncements

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases,” (“ASU 2018-10”). The amendments in ASU 2018-10 are to address stakeholders’ questions about how to apply certain aspects of the new guidance in ASC 842. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently in the process of evaluating its lease assets and lease liabilities to be recorded as of January 1, 2019. The Company continues to evaluate other provisions of the updated guidance and expects to complete its analysis by December 31, 2018.

In July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently in the process of evaluating its lease assets and lease liabilities to be recorded as of January 1, 2019. The Company continues to evaluate other provisions of the updated guidance and expects to complete its analysis by December 31, 2018.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

Note 4 Prepaid Expenses

As of September 30, 2018 and December 31, 2017, prepaid expenses consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Business development services	$-	$40,000
Research and development services	27,616	25,000
Professional fees	16,991	10,000
Filing fees	12,500	-
Insurance	9,750	-
Other	15,876	31,466
Total prepaid expenses	$82,733	$106,466

Note 5 Accrued Expenses and Other Current Liabilities

As of September 30, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued legal and professional fees	$100,379	$71,241
Accrued payroll and vacation	80,776	69,425
Payroll and income tax payable	107,601	14,223
Accrued research and development expenses	41,819	14,611
Credit card payable	6,266	110
Accrued issuable equity	77,289	1,104
Other	77,139	26,999
Total accrued expenses and other current liabilities	$491,269	$197,713

The Company has agreed to issue an aggregate of 117,104 shares of common stock for legal and consulting fees. See Note 7 – Stockholders’ Equity – Stock-Based Compensation for details of related expense recognized. As of September 30, 2018, the shares had not been issued and, as a result, $77,289 of accrued issuable equity is included within accrued expenses and other current liabilities.

Note 6 Related Party Transactions

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related parties consist of: (i) a liability of $142,269 and $254,344 as of September 30, 2018 and December 31, 2017, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions; and (ii) a liability of $61,647 and $28,253 as of September 30, 2018 and December 31, 2017, respectively, to the Company’s Chief Executive Officer (“CEO”) in connection with Company-related travel and entertainment expenses incurred by the CEO.

Consulting Agreements

During the three and nine months ended September 30, 2017, the Company recorded aggregate expense of $0 and $65,000 (of which, $32,500 and $32,500 was included within research and development expenses and selling, general and administrative expenses, respectively), respectively, related to consulting agreements with its CEO and CTO, which were terminated in connection with the closing of the Share Exchange Agreement on June 19, 2017.

During the three and nine months ended September 30, 2017, the Company recorded research and development expense of $38,767 and $407,324, respectively, related to consulting services provided to the Company by ESLI associated with the development of the Company’s CFV thermal management solutions. There were no such costs recorded in the three and nine months ended September 30, 2018. ESLI is controlled by the Company’s CTO.

Note 7 Stockholders' Equity

Private Placement of Common Stock

During the three months ended September 30, 2018, the Company sold an aggregate of 581,819 shares of common stock at $0.66 per share to accredited investors for aggregate gross and net proceeds of $384,000 and $352,400, respectively. Of the $31,600 of issuance costs, $25,000 were cash costs and $6,600 were non-cash costs.

Stock-Based Compensation

During the three and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $94,864 and $402,656, respectively, and during the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $187,023 and $411,181, respectively, related to restricted common stock awards which is included within general and administrative expenses on the condensed consolidated statements of operations. As of September 30, 2018, there was no unrecognized stock-based compensation expense.

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of  the Company’s shareholders, respectively, approved the 2018 KULR Technology Group Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant.

Note 8 Commitments and Contingencies

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement shall be effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, and (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement. As of the date of filing, there had been no sales of the licensed products, such that no royalties had been earned.

Note 9 Subsequent Events

Shareholder Consent

On November 5, 2018, the Company received a written consent of the stockholders representing 78.4% of the issued and outstanding securities of the Company entitled to vote on matters of the stockholders to take the following actions: (i) to amend the Company’s certificate of incorporation with the Delaware Secretary of State increasing the number of authorized shares of the Company’s common stock from 100,000,000 shares to 500,000,000 shares; (ii) to approve, ratify and adopt the Company’s 2018 Equity Incentive Plan, pursuant to which the Company may award up to 15,000,000 shares of the Company’s common stock to employees, nonemployee officers and directors and consultants for the purpose of, among other things, motivating such persons to put forth their maximum efforts for the Company’s growth, profitability and success; and (iii) to approve and authorize, as a measure to protect the progress of the Company by vesting voting control of the Company in its Chief Executive Officer, Michael Mo, the issuance of 1,000,000 shares of the Company’s Series A Voting Preferred Stock to Mr. Mo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. ("KUTG") and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2017 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Report, in our other reports filed with the SEC, and other factors that we may not know.

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

Recent Developments

In May 2018, we were assigned a trading symbol, “KUTG”, for quotation on the OTC Markets. In August 2018, we were up-listed to the OTCQB.

During the three months ended September 30, 2018, we sold an aggregate of 581,819 shares of common stock at $0.66 per share to accredited investors for aggregate gross and net proceeds of $384,000 and $352,400, respectively.

On August 15, 2018, the Board of Directors approved the 2018 KULR Technology Group Equity Incentive Plan (the “2018 Plan”), subject to approval from a majority of our shareholders. Under the 2018 Plan, 15,000,000 shares of common stock are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of our common stock on the date of grant.

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared With Three and Nine Months Ended September 30, 2017

The closing of the share exchange agreement with KTC on June 19, 2017 was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805-40. The condensed consolidated statements of operations herein reflect the historical results of KTC prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for KUTG prior to the completion of the reverse recapitalization.

Revenues

Our revenues consisted of the following types:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Product sales	$482,798	$15,106	$735,941	$26,006
Contract services	-	-	145,988	-
Total revenue	$482,798	$15,106	$881,929	$26,006

For the three months ended September 30, 2018 and 2017, we generated $482,798 and $15,106 of revenues, an increase of $467,692. Our revenues during the three months ended September 30, 2018 consisted of sales of our component product, CFV thermal management solution. Our revenues during the three months ended September 30, 2017 consisted of sales of our Phase Change Material (“PCM”) heat sink. The increase was primarily due to an increase in the volume of product sales to one existing customer.

For the nine months ended September 30, 2018 and 2017, we generated $881,929 and $26,006 of revenues, an increase of $855,923. Our revenues during the nine months ended September 30, 2018 consisted of sales of our component product, CFV thermal management solution, sales of an Original Equipment Manufacturer (“OEM”) product as well as certain research and development contract services. Our revenues during the nine months ended September 30, 2017 consisted of sales of our PCM heat sink. The increase in revenue was due to new contracts entered into during 2018.

Cost of Revenues and Gross Margins

Cost of revenues consists of the cost of our products as well as labor expenses directly related to product sales or research contract services.

Generally, we earn greater margins on revenue from products compared to revenue from services, so product mix plays an important part in our reported average margins for any period. Also, we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between period, customers and products due to the learning process, customer negotiating strengths, and product mix.

Our customers and prospective customers are large organizations with multiple levels of management, controls/procedures, and contract evaluation/authorization. Furthermore, our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitment. Accordingly, the business activity cycle between expression of initial customer interest to shipping, acceptance and billing can be lengthy, unpredictable and lumpy, which can influence the timing, consistency and reporting of sales growth.

Cost of revenue increased by $23,000, or 44%, from $52,384 for the three months ended September 30, 2017 to $75,384 for the three months ended September 30, 2018. The increase was primarily due to increased volume of contracts in the 2018 period, which required additional labor and materials. We generated a gross profit of $407,414 for the three months ended September 30 ,2018 as compared to a gross loss of $32,278 for the three months ended September 30, 2017, representing an improvement in gross profit of $444,692, primarily resulting from the increase in product revenue due to new contracts entered into during 2018.

Cost of revenue increased by $150,222, or 138%, from $108,579 for the nine months ended September 30, 2017 to $258,801 for the nine months ended September 30, 2018. The increase was primarily due to increased volume of contracts in the 2018 period, which required additional labor and materials. We generated a gross profit of $623,128 for the nine months ended September 30 ,2018 as compared to a gross loss of $82,573 for the nine months ended September 30, 2017, representing an improvement in gross profit of $705,701, primarily resulting from the increase in product revenue due to new contracts entered into during 2018.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended September 30, 2018, R&D expenses increased by $3,318, or 2%, to $161,194 from $157,876 for the three months ended September 30, 2017. The increase is primarily attributable to an increase in salaries and other benefits due to an increase in headcount.

For the nine months ended September 30, 2018, R&D expenses increased by $192,380, or 93%, to $399,884 from $207,504 for the nine months ended September 30, 2017. The increase is primarily attributable to an increase in salaries and other benefits due to an increase in headcount.

We expect that our R&D expenses will continue to increase as we expand our operations.

Research and Development – Related Parties

R&D – related parties include expenses associated with the development of our CFV thermal management solutions provided by Energy Science Laboratories, Inc. (“ESLI”), a R&D company owned by our Chief Technology Officer (“CTO”), as well as services provided by our CTO. R&D – related parties’ expenses are expensed as they are incurred.

For the three months ended September 30, 2018, R&D – related parties decreased by $38,767, or 100%, to $0 from $38,767 for the three months ended September 30, 2017. The decrease is due to a reduction in R&D services provided by ESLI during the current period, which resulted from the Company hiring its own research and development staff in 2017.

For the nine months ended September 30, 2018, R&D – related parties decreased by $439,824, or 100%, to $0 from $439,824 for the nine months ended September 30, 2017. The decrease is due to a reduction in R&D services provided by ESLI during the current period, which resulted from the Company hiring its own research and development staff in 2017.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the three months ended September 30, 2018, selling, general and administrative expenses decreased by $144,096, or 24%, to $461,377 from $605,473 for the three months ended September 30, 2017. The decrease is primarily due to decreased non-cash stock-based compensation expense of $186,771 due to awards becoming fully vested in the second quarter of 2018, partially offset by increased salaries and other benefits of approximately $74,000 and professional fees of approximately $55,000 resulting from entering into new consulting agreements.

For the nine months ended September 30, 2018, selling, general and administrative expenses increased by $888,800, or 87%, to $1,908,635 from $1,019,835 for the nine months ended September 30, 2017. The increase is primarily due to increased salaries and other benefits of approximately $233,000 from the hiring of new employees in the third quarter of 2017, increased professional fees of approximately $501,000 resulting from entering into new consulting agreements, increased travel expenses of approximately $78,000 and increased rent expense of approximately $72,000 due to entering into a new lease agreement, partially offset by decreased non-cash stock-based compensation expense of approximately $103,000 due to awards becoming fully vested in the second quarter of 2018.

Other Income (Expense)

For the three months ended September 30, 2018, other income increased by $23,764 to $23,906 from $142 for the three months ended September 30, 2017. The increase is primarily due to a gain in the change in fair value of accrued issuable equity of $24,175, which is related to a decrease in the fair value of our common stock.

For the nine months ended September 30, 2018, other income (expense) increased by $31,787 to $23,673 from $(8,114) for the nine months ended September 30, 2017. The increase is primarily due to a gain in the change in fair value of accrued issuable equity of $24,175, which is related to a decrease in the fair value of our common stock.

Liquidity and Capital Resources

For the nine months ended September 30, 2018 and 2017, cash used in operating activities was $1,064,935 and $263,585, respectively. Our cash used in operations for the nine months ended September 30, 2018 was primarily attributable to our net loss of $1,661,718, adjusted for non-cash expenses in the aggregate amount of $390,305, partially offset by $206,478 of net cash provided by changes in the levels of operating assets and liabilities. Our cash provided by operations for the nine months ended September 30, 2017 was primarily attributable to our net loss of $1,757,850, adjusted for net non-cash expense in the aggregate amount of $414,555, partially offset by $1,079,710 of net cash provided by changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2018 and 2017, cash (used in) provided by investing activities was $(15,476) and $1,907,990, respectively. Cash used in investing activities during the nine months ended September 30, 2018 was due to purchases of equipment. Cash provided by investing activities during the nine months ended September 30, 2017 resulted from $1,859,261 of cash acquired in connection with the share exchange as well as $85,000 of proceeds received from the collection of our note receivable from our CEO, partially offset by $36,271 of purchases of property and equipment.

For the nine months ended September 30, 2018 and 2017, cash provided by financing activities was $359,000 and $0, respectively. Cash provided by financing activities during the nine months ended September 30, 2018 was due to the sale of common stock in our private placement.

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

We are currently funding our operations on a month-to-month basis. Although our management believes that we have access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.

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

The following material weakness in our internal control over financial reporting were identified as of September 30, 2018 in the normal course:

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, our internal control over financial reporting did not change during the three months ended September 30, 2018.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, we sold an aggregate of 581,819 shares of common stock at $0.66 per share to certain accredited investors in aggregate gross and net proceeds of $384,000 and $352,400, respectively, which proceeds will be used for general corporate expenses and other research and development expenses. The issuances of securities were made pursuant to the exemption from registration under Section 4(a)(2) and Rule 506 of Regulation D under the Securities Act for transactions not involving a public offering and transactions with “accredited investors” as defined under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

 None.

Item 6. Exhibits.

3.1	Certificate of Amendment to the Certificate of Incorporation, effective August 30, 2018 (previously filed as an exhibit to Form 8-K on August 30, 2018 and incorporated herein by this reference)

4.1	2018 KULR Technology Group Equity Incentive Plan (previously filed as an exhibit to Form S-8 on October 9, 2018 and incorporated herein by this reference)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

November 13, 2018	By	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman

November 13, 2018	By	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer

