Form 10-K
period 2018-12-31
KULR Technology Group, Inc.
filed 2019-03-29
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [             ] to [             ]

Commission file number 000-55564

KULR TECHNOLOGY GROUP, INC.

(Name of small business issuer in its charter)

Delaware	81-1004273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1999 S. Bascom Ave. Suite 700. Campbell, CA 95008
(Address of Principal Executive Offices)

Issuer’s telephone number: (408) 663-5247

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.0001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common stock held by non-affiliates as of such date.

As of March 29, 2019, there were 78,966,105 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None.

i

In this report, unless the context indicates otherwise, the terms "Company," “KULR,” "we," "us," "our" and similar words refer to KULR Technology Group, Inc. (“KUTG”), a Delaware corporation, and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”), a Delaware corporation.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	new competitors are likely to emerge and new technologies may further increase competition;
●	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
●	our ability to obtain future financing or funds when needed;
●	our ability to successfully obtain and maintain a diverse customer base;
●	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
●	our ability to attract and retain a qualified employee base;
●	our ability to continue as a going concern;
●	our need to raise substantial additional capital in the future to fund our operations;
●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
●	our ability to maintain and execute a successful business strategy.

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

ii

PART I

ITEM 1. BUSINESS

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across an array of applications. Currently, we are focused on targeting the following applications: electric vehicles and autonomous driving systems (collectively referred to herein as “E-Mobility”); artificial intelligence and Cloud computing; energy storage; and 5G communication technologies. Our proprietary, core technology is a carbon fiber material, with roots in aerospace and defense, that provides what we believe to be superior thermal conductivity and heat dissipation in an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with NASA, the Jet Propulsion Lab and others, our products and services make E-Mobility products and other products safer and more stable.

Our management believes that the E-Mobility industry has created and will create significant new opportunities for the application of our technology and know-how. We believe these new opportunities will be further driven by certain changing preferences that we’ve observed in younger generations that must increasingly cope with higher population density, global warming, and the rapidly evolving communications and computing needs of their personal devices and the surrounding infrastructure. As a result, we predict that the younger generations will increasingly prefer to attend meetings by video conference; rent a car, bike, or scooter, or call an app-based car service instead of owning a vehicle; and leverage the Cloud to perform tasks traditionally done in person, such as shopping for lunch, clothes, electronics and other consumer goods that also leverages an expanding E-Mobility delivery network.

In addition to evolving demands led by consumer-preferences, we have observed trending manufacturer-led opportunities in industries that have become increasingly more reliant on the Cloud, on portability and on high-demand processing power. For example, car manufacturers are increasingly providing options that take over the responsibility for driving, diagnosing its own service requirements and analyzing on-board systems data and efficiency. The communications and entertainment industries are leveraging increasingly more powerful and portable devices to deliver live and high-definition content and experiences. These innovations will require high bandwidth communication devices that can handle the power drain and computational requirements to keep up with the sophisticated security and software tools that will power these advanced product offerings. As a result of these manufacturer and consumer trends, we believe that the new generations of high-powered, small form-factor semiconductors are out-pacing the development in lithium ion batteries.

The above-described advances in micro technology, portable power, and compact energy efficient devices linked to an ever-widening Internet of Things (“IoT”) via the Cloud are driving opportunities that forms the focus of the Company’s business development plan. We believe that our core technology and historical development focus on improving lithium-ion battery performance and safety, positions us in a competitively advantageous position to enhance key components to the evolving mobile applications for a wide range of consumer products and IoT. We have found that as chip performance increases, power consumption increases, and more heat is generated as a byproduct. When chip size reduces, there is an increased potential for a hot spot on the chip, which can degrade system performance, or even cause spontaneous combustion. However, electronic system components must operate within a specific temperature range on both the high and low end to operate properly. After strenuous testing, we believe we have developed heat management solutions that significantly improve upon traditional heat storage and dissipation solutions and that improve upon their rigidity and durability. We also believe that the traditional solutions are not equipped to handle the evolving marketplace. However, through a combination of custom design services and provision of proprietary hardware solutions, our products reduce manufacturing complexity and provide a lighter weight solution than traditional thermal management materials and we believe our products can meet the heat management demands of components and batteries being designed into the newest mobile technologies and applications.

Our management’s growth strategy has put particular focus on targeting E-Mobility applications for its core technology. We believe we are well-positioned to provide a broad range of E-mobility solutions, and intend to expand our business through internal growth and acquisition. In the case of acquisitions, we seek to acquire businesses in related markets that are synergistic to our existing operations, technologies, and management experience. This focus will highlight markets in which we can: (1) integrate our existing technology into the acquiree’s product offerings or simultaneously offer our products and services through the acquiree’s customer base and channels; (2) gain a leading market position and provide vertically integrated services where we can secure economies of scale, premium market positioning, and operational synergies; and/or (3) establish a leading position in selected markets and channels of the acquiree through a joint broad-based, hi-tech, E-Mobility branding campaign. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. If we were to successfully close an acquisition, we would seek to integrate it while minimizing disruption to our existing operations and those of the acquired business, while exploiting the technical and managerial synergies from integration.

Corporate History

KUTG was incorporated in the State of Delaware in December 2015 and was formerly known as “KT High-Tech Marketing, Inc.” and, prior to that, as “Grant Hill Acquisition Corporation.” In April 2016, KUTG implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors.

Our wholly-owned subsidiary, KULR Technology Corp, was formed in 2013 and is based in Santa Clara, California. Since its inception, KTC primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KTC’s co-founder Dr. Timothy Knowles. Prior to 2013, KTC’s technologies were used in numerous advanced space and industrial applications for National Aeronautics and Space Administration (“NASA”), Boeing, and Raytheon. A few notable achievements were the use of KTC’s technologies in the X-31 aircraft (battery heat sink), Mercury Messenger (battery heat sink), and X-51 Scramjet (heat exchanger).

On June 19, 2017, KUTG closed a share exchange with KTC and 100% of the shareholders of KTC (the “KTC Shareholders”) whereby the KTC Shareholders agreed to transfer an aggregate of 25,000,000 shares of KTC’s common stock to KUTG in exchange for the issuance of an aggregate of 50,000,000 shares of KUTG’s common stock to the KTC Shareholders (the “Share Exchange”), resulting in KTC becoming a wholly-owned subsidiary of KUTG and KTC’s business of developing and commercializing its thermal management technologies becoming KUTG’s main operation.

The Share Exchange was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America, with KTC being treated as the acquiring company for accounting purposes. Accordingly, the financial statements included in this Annual Report reflect the assets, liabilities and historical results of KTC prior to the completion of the Share Exchange.

On August 30, 2018, KUTG changed its name from “KT High-Tech Marketing, Inc.” to “KULR Technology Group, Inc.” by filing a certificate of amendment to its Certificate of Incorporation with the office of the Secretary of State of the State of Delaware.

On December 4, 2018, KUTG filed a definitive Information Statement on Form 14C (the “December Information Statement”), giving notice to KUTG’s shareholders that on November 5, 2018, KUTG executed a written consent in lieu of shareholder meeting authorizing KUTG to: (i) amend KUTG’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock; (ii) adopt and ratify the KULR Technology Group 2018 Equity Incentive Plan and (iii) ratify the authorization of the issuance of 1,000,000 shares (the “Voting Preferred Shares”) of Series A Voting Preferred Stock to Michael Mo, KUTG’s Chief Executive Officer. On December 28, 2018, twenty (20) days after the mailing date of the December Information Statement, KUTG was deemed authorized by ratifying vote of its majority shareholders and the authorization granted by its Board of Directors to issue the Voting Preferred Shares, which KUTG has not but expects to do in the near future. On December 31, 2018, KUTG filed a certificate of amendment with the Secretary of State of the State of Delaware, to increase the number of authorized shares of its common stock from 100,000,000 to 500,000,000. As a result, the aggregate number of the Company’s authorized capital stock became 520,000,000 shares.

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

According to Market Research Future, the global thermal management market is expected to reach approximately $15 billion by end of 2023 with 7% compound annual growth rate during the forecast period from 2017 to 2023. According to the report, in recent years, electronic devices and systems have undergone tremendous technological growth. Advancements in the electronics industry have led to an increased need for innovative thermal management technologies, which serve to improve performance and reliability. The report states that technological progress has come on two fronts: increased functionality on a single device unit and miniaturization of each unit. As a result, there has been an increased demand for thermal management technologies. The report analyzes the thermal market by four segments, including hardware, software, interfaces, and substrates.

Electrical Transportation Market. According to Frost & Sullivan’s recently released “Global Electric Vehicle Market Outlook 2018,” global EV sales will climb from 1.2 million units in 2017 to approximately 2 million units in 2019. The EV industry will need to overcome major challenges related to battery technology and charging infrastructure, both of which have fallen far short of the pace set by global EV sales. The charging infrastructure market, which includes batteries and battery technology, according to an AT Kearney report, will be a $29 billion global market by 2020 within the overall $390 billion global E-Mobility market.

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

Cloud Computing Market. Market analysts at Forrester Research project the cloud computing market to be $178 billion in 2018, up from $146 billion in 2017 with sustained growth at 22% annually. Forrester also predicts that more than 50% of global enterprises will rely on at least one public cloud platform. A key area of cloud computing is optical data transfer and communications connections and lines. Optical data is faster and more efficient and, as cloud computing banks move to acquire and utilize optical data, thermal management will play a pivotal role in maintaining the peak performance and safety of these expensive and highly sensitive computer connections. The processing demands of artificial intelligence (“AI”) technology in the cloud requires advanced thermal management solutions for processors and memory modules.

Space Exploration and Communications Market. According to BIS Research, the Space Industry, is valued at $360 billion in 2018, is projected grow at a CAGR of 5.6%, to value $558 billion by 2026. Demand for nano-satellites and re-usable launch vehicle systems is anticipated to be driven by the massive investment made by governments and private enterprises. The overall trend in space investment is stable financially but explosive numerically, providing vastly more opportunity for space technology providers. Increasingly, investments in space exploration and commercialization are being led by well-funded private companies with most focused-on satellite development and deployment. KULR’s heritage in space thermal management technology positions us well in this market.

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

Marketing Strategy

The Company targets four high growth segments for its thermal management and battery system development products:

•	Electric Transport – Electric/Hybrid cars, commercial vehicles, E-bikes, drones & autonomous vehicles
•	5G & IOT – Infrastructure, mobile and edge-based devices
•	Cloud & AI – Servers, HPC, CPU, GPU and Memory Systems, AR &VR devices
•	Aerospace – Space, aircraft & military

These four areas have significant thermal and/or battery system requirements and the Company believes that these will be rewarding segments to target.

In terms of customer profile and time to revenue the Company will work with the following profile:

•	MNCs – the expectation is a twelve to twenty-four-month design-in cycle to high volume production
•	Fast moving mid-tier companies – working with aggressive companies that want to move quickly adopting new differentiating technology, with a sub twelve-month time frame to production
•	Boutique/Startups – highly focused companies, often geographically local to the Company, that want to create disruptive products
•	Mass market – working with distribution partners to service this market with timeframes expected at three to six-months to production

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

Sales Strategy

The Company plans to market and sell KULR thermal management products (“component products”) and finished end-products (“OEM products”) that the Company develops with its partners into its sales and distribution channels. For the component products, the Company will market directly to its customers and utilize distributor partners and agents in Japan, China and EU countries. For its OEM products, the Company will sell into distributor channels primarily as a B2B business.

Advertising and Communications Strategy

We plan to utilize all forms of advertising and communications tools at our disposal. This includes commissioning unbiased white papers and technical papers, attending, sponsoring, and guest speaking at industry events, conferences, and symposiums. We have hired a public relations consultant who will oversee our press releases and media relations interface with newspapers, magazines, and blogs. We have also hired a SEO specialist for social media outreach activities and will also rely on the company’s pedigree within the thermal management community to spread high praise via word of mouth. To date, as a result of these efforts, we have been mentioned in Wall Street Journal (“WSJ”), Cheddar TV, CNBC, Forbes, EE Times, USA Today, Business Insider and others.

Acquisition Strategy

We believe we are well-positioned to provide a broad range of E-mobility solutions, and intend to expand our business through internal growth and acquisition. In the case of acquisitions, we seek to acquire businesses in related markets that are synergistic to our existing operations, technologies, and management experience. This focus will highlight markets in which we can: (1) integrate our existing technology into the acquiree’s product offerings or simultaneously offer our products and services through the acquiree’s customer base and channels; (2) gain a leading market position and provide vertically integrated services where we can secure economies of scale, premium market positioning, and operational synergies; and/or (3) establish a leading position in selected markets and channels of the acquiree through a joint broad-based, hi-tech, E-Mobility branding campaign. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. If we were to successfully close an acquisition, we would seek to integrate it while minimizing disruption to our existing operations and those of the acquired business, while exploiting the technical and managerial synergies from integration.

Intellectual Property and Patent Strategy

Our intellectual property strategy includes pursuing patent protection for new innovations in core carbon fiber architecture development, application development, acquisition of intellectual property, and licensing of third-party patents and intellectual property. As of March 29, 2019, we have seven pending nonprovisional and provisional patent applications and we have four patents granted and assigned to KULR. We also have an exclusive license to four third party patents.

Product and Services

Our heat management products and services can be divided into the following categories, subcategories and functionalities:

Lithium Ion (“L-ion”) Battery Thermal Runaway Shield (“TRS”): KULR has developed a vaporizing heatsink aimed at passive resistance to thermal runaway propagation in L-ion batteries in partnership with National Aeronautics and Space Administration Johnson Space Center (“NASA JSC”). The heatsink shield designed for NASA JSC is a novel configuration, thin and lightweight, for use in conjunction with 18650 cells. The heatsink shield has proven to keep neighboring cells safe from thermal runaway propagation after a trigger cell was intentionally overheated. This lightweight solution can be used in energy storage and industrial and consumer electronics applications that require a lightweight and passive solution for battery safety.

Fiber Thermal Interface Material (“FTI”): KULR thermal interface materials (“TIMs”) consist of vertically oriented carbon fiber velvets attached to a film of polymer or metal. The fiber packing density and orientation are selected to serve a wide range of applications, including hostile thermal and chemical environments, sliding interfaces, and interfaces with widely varying gaps. They can be coated for electrical isolation. They require low contact pressure and provide high thermal conductivity. Their light weight and high compliance make them uniquely suited for aerospace, industrial and high-performance commercial devices.

Phase Change Material (“PCM”) Heat Sink: KULR PCM composite heat sinks consisting of a conductive carbon fiber velvet embedded with a suitable alkane (“paraffin”) having high latent heat at its melting point. Such heat sinks offer passive thermal control for instruments that would otherwise overheat or under-cool during periodic operations. A typical application involves lasers that dissipate heat but need tight thermal control where active cooling is unavailable.

Internal Short Circuit (“ISC”) Device: In March 2018, KULR reached an agreement with the National Renewable Energy Laboratory (“NREL”), a national laboratory of the U.S. Department of Energy, to be the exclusive manufacturing and distribution partner for the patented ISC device, which causes predictable battery cell failures in L-ion batteries, making them easier to study and, therefore, safer. L-ion batteries are the industry and consumer standard for portable power; billions of individual battery cells exist and billions more are planned for production. They provide power for everything from smart phones and laptops to electric cars and space crafts. But L-ion batteries fail, sometimes with catastrophic results. Due to the relative rarity of cell failures, scientists and researchers had been unable to reliably or accurately replicate latent defect cell failures in lab settings, impeding research into safer battery technology. In 2015, researchers at NREL and NASA developed and patented a device – the ISC – that creates these cell failures in predictable conditions. KULR will market both ISC devices to battery cell manufacturers and ISC embedded battery cells to OEM manufacturers.

Competition

Currently, the battery industry uses a number of solutions to mitigate thermal runaway propagation which solutions are offered by Unifrax, Lydall, Outlast, 3M, Engineered Syntactic Systems, Celono, AllCell and others. Each of their solutions offer unique features and benefits for a specific application. We do not believe, however, that there is a one size fits all solution across all applications. We believe our TRS solution offers competitive light-weight and effective solutions for high energy battery cells because it is more flexible and can fit into different design configurations. For applications that require passive, light-weight solutions for high energy density battery cells, TRS offers a competitive solution.

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

Governmental Regulation and Environmental Compliance

Certain substances we use in our manufacturing process are subject to federal governmental regulations (such as Environmental Protect Agency regulations). We believe we are in material compliance with all applicable governmental regulations, and that the cost and effect of compliance with environmental laws is not material. As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as acetone that is used in very small quantities to manufacture our products. We are currently in compliance with these regulations. Most new materials sold in the U.S or in many other countries require regulation by government authorities. In most other countries, there are no specific regulations that require additional regulation, but some countries do have registration requirements with which we comply to the best our ability.

Employees

As of March 29, 2019, we had 12 employees and 5 consultants. We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyright, trademarks and trade secrets. We have, and will continue to, file applications for and/or obtain patents, copyrights and trademarks in the United States and selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by implementing organizational nondisclosure policies and through the use of appropriate confidentiality agreements. As of March 29, 2019, we held 4 U.S. patents and 7 non-provisional pending U.S. patent applications with expiration dates ranging from 2022 to 2035. In addition, KULR has exclusive license on 4 patents from its partnerships. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks, and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. We also have trademarks that are used in the conduct of our business to distinguish genuine KUTG products; KULR has been granted trademarks for Class 9 and Class 17 applications.

On April 15, 2013, KULR entered into a license and development agreement (the “ESLI License Agreement”) with Energy Science Laboratories, Inc. (“ESLI”) pursuant to which ESLI received a significant ownership stake in KULR, and in exchange ESLI granted to KULR and its affiliates an irrevocable, exclusive, world-wide license to ESLI’s Thermal Management Technologies and Thermal Intellectual Property (as such terms are defined in the ESLI License Agreement). Subsequently, on November 16, 2016, KULR and ESLI entered into a patent assignment agreement (the “ESLI Patent Assignment”) pursuant to which ESLI assigned to KULR certain patents and patent applications owned by ESLI.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before deciding to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to Our Business and Our Industry

We are a young company with a limited operating history, making it difficult for you to evaluate our business and your investment.

KUTG was formed in 2015 and KTC was formed in 2013. The Company, as a whole, has limited operating history. We have not yet demonstrated sales of products at a level capable of covering our fixed expenses. Since inception, we have not demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. Nor have we demonstrated the ability to generate sufficient sales to sustain the business. There can be no assurance that the Company will ever produce a profit.

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

KULR primarily sells bulk materials or products made with these materials to other companies for incorporation into their products. Although KULR’s technologies were previously used in numerous advanced space and industrial applications for NASA, there has been no significant incorporation of our materials or products into customer products that are released for commercial sale as of the date of this report. Because there is no demonstrated history of large-scale commercial success for our products, it is possible that such commercial success may never happen and that we will never achieve the level of revenues necessary to sustain our business.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2018, we had a working capital deficit and accumulated deficit of $169,928 and $6,416,559, respectively. During the year ended December 31, 2018, we had a net loss and used cash in operations of $2,058,239 and $1,359,114, respectively. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. Although we have generated revenues from the sale of our products, we have only recently begun to market and sell our products and solutions. If we are unable to develop sufficient revenues and additional customers for our products and services, we will not generate enough revenue to sustain our business, and we may fail. There can be no assurance that we will be able to continue as a going concern.

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

We have limited experience manufacturing our products. We have established small-scale commercial or pilot-scale production facilities for our carbon-based thermal management products, but these facilities do not have the existing production capacity to produce sufficient quantities of materials for us to reach sustainable sales levels. In order to develop the capacity to produce much higher volumes, it will be necessary to produce multiples of existing processes or engineer new production processes in some cases. There is no guarantee that we will be able to economically scale-up our production processes to the levels required. If we are unable to scale-up our production processes and facilities to support sustainable sales levels, the Company may be forced to curtail or cease operations.

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

We could be adversely affected by our exposure to customer concentration risk.

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. For 2018, we had 2 customers whose purchases accounted for 79% of total product revenues. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity.

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

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.

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

We currently maintain a policy for director and officer liability insurance, also known as “D&O Insurance.” However, the maximum coverage under our D&O Insurance policy may not be sufficient to cover all such liability exposure and, as a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

In the past, our management identified weaknesses in our internal controls and although our management believes such weaknesses have been remediated, our internal control over financial reporting may still or could in the future have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Risks Relating to Our Common Stock

The price of our common stock is volatile and fluctuations in our operating results and announcements and developments concerning our business affect our stock price, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile and the trading price of our stock quoted on the OTCQB is subject to wide fluctuations in response to, among other things, operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person's account for transactions in penny stocks; and

•	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

•	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of our common stock are thinly-traded on the OTCQB, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

We could issue additional common stock, which might dilute the book value of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if we issue warrants in the future and such warrant holders exercise their warrants to purchase shares of our common stock.

Our common stock could be further diluted as a result of the issuance of convertible securities, warrants or options.

In the past, we have issued convertible securities (such as convertible debentures and notes), warrants and options in order to raise money or as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of these convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

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

Our officers, directors and affiliates currently own approximately 54.08% of our outstanding Common Stock. Such concentrated control of the Company may adversely affect the value of our Common Stock. If you acquire our Common Stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our Common Stock.

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

ITEM 2. PROPERTIES

Our principal executive office is located 1999 S. Bascom Ave., Suite 700, Campbell, CA 95008, and the telephone number at such address is 408-663-5247. The headquarters for KTC are located at 6861 Nancy Ridge Drive, San Diego CA 92121, and the telephone number at such address is 858-866-8478. We also rent approximately 6,000 square feet of production and research space in San Diego, California. We believe these existing facilities are adequate for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

Our common stock began trading on OTCQB on July 18, 2018, under the symbol “KUTG.”

Securities Authorized for Issuance Under Equity Compensation Plans

As described above, KUTG filed the December Information Statement regarding the adoption of the November 5 Resolutions by written consent in lieu of shareholder meeting. As part of the November 5 Resolutions, KUTG adopted and ratified the KULR Technology Group 2018 Equity Incentive Plan (the “2018 Plan”). Subject to certain adjustments, the 2018 Plan, the total number of shares of common stock which may be purchased or granted directly under the plan shall not exceed fifteen million (15,000,000). The 2018 Plan is generally administered by the Company’s Board of Directors (the “Board”) or a committee of two (2) or more independent, non-employee directors (the “Plan Committee”). The Board or the Plan Committee, as applicable, has the power to determine the participants (the “Participants”) to whom awards under the 2018 Plan (the “Plan Awards”) shall be made. The 2018 Plan allows for the award of, stock, stock options, and shares of restricted stock. Stock options granted under the Plan may be either incentive stock options (an “ISO”) qualifying under Section 422 of the Internal Revenue Codes of 1986, as amended (the “Code”) or non-qualified stock options (a “NQSO”). An ISO may only be issued to employees of KUTG. ISOs may be granted to officers or directors, provided they are also employees of KUTG.

The following table sets forth, as of December 31, 2018, our securities authorized for issuance under any equity compensation plans approved by our stockholders:

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise	equity
	outstanding	price of	compensation plans
	options,	outstanding options,	(excluding securities
	warrants and	warrants	reflected in
	rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	300,000	$0.66	14,700,000
Equity compensation plans not approved by security holders	-	$-	-

Total	300,000	$0.66	14,700,000

Stock Transfer Agent

Our stock transfer agent of our Common Stock is TranShare Corporation, located at 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Common Shareholders

On March 29, 2019, we had approximately 97 shareholders of record.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 30, 2018, KUTG filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series B Convertible Preferred Stock, which became effective upon filing and established and designated the Series B Convertible Preferred Stock (the “Series B Preferred Stock”). KUTG designated 31,000 shares as Series B Preferred Stock out of the authorized and unissued preferred stock of KUTG, par value $0.0001 per share, which Series B Preferred Stock is senior in liquidation preference to KUTG’s common stock but are not entitled to voting or dividend rights. Each share of Series B Preferred Stock, after 181 days after issuance and without the payment of additional consideration, shall be convertible at the option of the holder into fifty (50) shares of common stock, for an aggregate of one million five hundred fifty thousand (1,550,000) shares of common stock. The foregoing description of the Series B Preferred Stock is merely a summary and is qualified in its entirety by reference to the full text of the certificate of designation of the Series B Preferred Stock which is filed as Exhibit 4.1 to KUTG’s Current Report on Form 8-K filed with the SEC as of November 30, 2018 and is incorporated by reference herein.

On November 30, 2018, KUTG issued 30,858 shares of Series B Preferred Stock for aggregate gross proceeds of $30,858, which will be used by the Company for general corporate purposes. The Company did not pay any commissions to any broker-dealers in connection with the sale of such shares.

During the year ended December 31, 2018, KUTG sold an aggregate of 1,081,819 shares of our common stock at a purchase price of $0.66 per share, for aggregate gross proceeds of $714,000 to certain accredited investors.

During the year ended December 31, 2018, KUTG issued an aggregate of 174,437 shares of our restricted common stock to certain consultants for services provided to KUTG.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. ("KUTG") and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across an array of applications. Currently, we are focused on targeting the following applications: electric vehicles and autonomous driving systems (collectively referred to herein as “E-Mobility”); artificial intelligence and Cloud computing; energy storage; and 5G communication technologies. Our proprietary, core technology is a carbon fiber material, with roots in aerospace and defense, that provides what we believe to be superior thermal conductivity and heat dissipation in an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions and that have been developed through longstanding partnerships with NASA, the Jet Propulsion Lab and others, our products and services make E-Mobility products and other products safer and more stable.

Our management believes that the E-Mobility industry has created and will create significant new opportunities for the application of our technology and know-how. We believe these new opportunities will be further driven by certain changing preferences that we’ve observed in younger generations that must increasingly cope with higher population density, global warming, and the rapidly evolving communications and computing needs of their personal devices and the surrounding infrastructure. As a result, we predict that the younger generations will increasingly prefer to attend meetings by video conference; rent a car, bike, or scooter, or call an app-based car service instead of owning a vehicle; and leverage the Cloud to perform tasks traditionally done in person, such as shopping for lunch, clothes, electronics and other consumer goods that also leverages an expanding E-Mobility delivery network.

In addition to evolving demands led by consumer-preferences, we have observed trending manufacturer-led opportunities in industries that have become increasingly more reliant on the Cloud, on portability and on high-demand processing power. For example, car manufacturers are increasingly providing options that take over the responsibility for driving, diagnosing its own service requirements and analyzing on-board systems data and efficiency. The communications and entertainment industries are leveraging increasingly more powerful and portable devices to deliver live and high-definition content and experiences. These innovations will require high bandwidth communication devices that can handle the power drain and computational requirements to keep up with the sophisticated security and software tools that will power these advanced product offerings. As a result of these manufacturer and consumer trends, we believe that the new generations of high-powered, small form-factor semiconductors are out-pacing the development in lithium ion batteries.

The above-described advances in micro technology, portable power, and compact energy efficient devices linked to an ever-widening Internet of Things (“IoT”) via the Cloud are driving opportunities that forms the focus of the Company’s business development plan. We believe that our core technology and historical development focus on improving lithium-ion battery performance and safety, positions us in a competitively advantageous position to enhance key components to the evolving mobile applications for a wide range of consumer products and IoT. We have found that as chip performance increases, power consumption increases, and more heat is generated as a byproduct. When chip size reduces, there is an increased potential for a hot spot on the chip, which can degrade system performance, or even cause spontaneous combustion. However, electronic system components must operate within a specific temperature range on both the high and low end to operate properly. After strenuous testing, we believe we have developed heat management solutions that significantly improve upon traditional heat storage and dissipation solutions and that improve upon their rigidity and durability. We also believe that the traditional solutions are not equipped to handle the evolving marketplace. However, through a combination of custom design services and provision of proprietary hardware solutions, our products reduce manufacturing complexity and provide a lighter weight solution than traditional thermal management materials and, we believe, can meet the heat management demands of components and batteries being designed into the newest mobile technologies and applications.

Our management’s growth strategy has put particular focus on targeting E-Mobility applications for its core technology. We believe we are well-positioned to provide a broad range of E-mobility solutions, and intend to expand our business through internal growth and acquisition. In the case of acquisitions, we seek to acquire businesses in related markets that are synergistic to our existing operations, technologies, and management experience. This focus will highlight markets in which we can: (1) integrate our existing technology into the acquiree’s product offerings or simultaneously offer our products and services through the acquiree’s customer base and channels; (2) gain a leading market position and provide vertically integrated services where we can secure economies of scale, premium market positioning, and operational synergies; and/or (3) establish a leading position in selected markets and channels of the acquiree through a joint broad-based, hi-tech, E-Mobility branding campaign. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. If we were to successfully close an acquisition, we would seek to integrate it while minimizing disruption to our existing operations and those of the acquired business, while exploiting the technical and managerial synergies from integration.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. Historically, we have been able to raise funds to support our business operations, although there can be no assurance, we will be successful in raising additional funds in the future.

Recent Developments

During the year ended December 31, 2018, we sold an aggregate of 1,081,819 shares of common stock at $0.66 per share to accredited investors for aggregate gross and net proceeds of $714,000 and $672,400, respectively. Of the $41,600 of issuance costs, $35,000 were cash costs and $6,600 were non-cash costs in the form of 10,000 shares of common stock that was issued during 2018.

On November 30, 2018, we issued an aggregate of 30,858 shares of Series B Convertible Preferred Stock to accredited investors for aggregate proceeds of $30,858.

Consolidated Results of Operations

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017

The closing of the share exchange agreement with KTC on June 19, 2017 was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805-40. The consolidated statements of operations herein reflect the historical results of KTC prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for KUTG prior to the completion of the reverse recapitalization.

Revenues

Our revenues consisted of the following types:

	For the Years Ended
	December 31,
	2018	2017

Product sales	$1,096,040	$215,271
Contract services	177,988	20,313
Total revenue	$1,274,028	$235,584

For the years ended December 31, 2018 and 2017, we generated $1,274,028 and $235,584 of revenues, an increase of $1,038,444, or 441%. Our revenues during the year ended December 31, 2018 consisted of sales of our component product, CFV thermal management solution, sales of an Original Equipment Manufacturer (“OEM”) product as well as certain research and development contract services. Our revenue for the year ended December 31, 2018 and 2017 was generated from 13 and 11 different customers, respectively.

Our revenues during the year ended December 31, 2017 consisted of sales of our CFV thermal management solution and PCM heat sinks as well as certain research and development contract services. The increase in revenue in 2018 was due to new contracts entered into during 2018.

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

Our customers and prospective customers are large organizations with multiple levels of management, controls/procedures, and contract evaluation/authorization. Furthermore, our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitment. Accordingly, the business activity cycle between expression of initial customer interest to shipping, acceptance and billing can be lengthy, unpredictable and sensitive, which can influence the timing, consistency and reporting of sales growth.

For the years ended December 31, 2018 and 2017, cost of revenues was $336,654 and $156,609, respectively, an increase of $180,045, or 115%. The increase was primarily due to increased volume of contracts in the 2018 period, which required additional labor and materials. We generated a gross profit of $937,374 and $78,975 for the years ended December 31, 2018 and 2017, respectively. This represents an improvement in gross profit of $858,399, primarily resulting from the increase in product revenue due to new contracts entered into during 2018. The increase in gross margin as compared to 2017 was primarily due to a more favorable product mix being sold in 2018.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the year ended December 31, 2018, R&D expenses increased by $146,913, or 41% to $508,144 from $361,231 for the year ended December 31, 2017. The increase is primarily attributable to an increase in salaries and other benefits due to an increase in headcount.

Our total R&D expenses, including related party expenses, decreased by approximately $293,000 during 2018, which was primarily a result of bringing our R&D operations in-house in 2018 as compared to 2017 when we utilized external resources.

We expect that our R&D expenses will continue to increase as we expand our operations.

Research and Development – Related Parties

R&D – related parties includes expenses associated with the development of our CFV thermal management solutions provided by Energy Science Laboratories, Inc. (“ESLI”), a R&D company owned by our Chief Technology Officer (“CTO”), as well as services provided by our CTO. R&D – related parties expenses are expensed as they are incurred.

For the year ended December 31, 2018, R&D – related parties decreased by $439,824, or 100% to $0 from $439,824 for the year ended December 31, 2017. The decrease is due to a reduction in R&D services provided by ESLI during 2018, which resulted from the Company hiring its own R&D staff in 2017.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the year ended December 31, 2018, selling, general and administrative expenses increased by $819,352, or 48% to $2,510,818 from $1,691,466 for the year ended December 31, 2017. The increase is primarily due to increased professional fees of approximately $620,000 resulting from entering into new consulting agreements, increased salaries and other benefits of approximately $188,000 from the hiring of new employees in the third quarter of 2017, increased travel expenses of approximately $116,000 and increased rent expense of approximately $67,000 due to entering into a new lease agreement, partially offset by decreased non-cash stock-based compensation expense of approximately $280,000 due to certain awards becoming fully vested in the second quarter of 2018.

Other Income (Expense)

For the year ended December 31, 2018, other income (expense) increased by $34,313 to $23,349 from $(10,964) for the year ended December 31, 2017. The increase is primarily due to a gain in the change in fair value of accrued issuable equity of $24,175, which is related to a decrease in the fair value of our common stock.

Liquidity and Capital Resources

For the years ended December 31, 2018 and 2017, cash used in operating activities was $1,359,114 and $1,005,759, respectively. Our cash used in operations for the year ended December 31, 2018 was primarily attributable to our net loss of $2,058,239, adjusted for net non-cash expenses in the aggregate amount of $453,022, partially offset by $246,103 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2017 was primarily attributable to our net loss of $2,424,510, adjusted for non-cash expenses in the aggregate amount of $607,001, partially offset by $811,750 of net cash provided by changes in the levels of operating assets and liabilities.

For the year ended December 31, 2018, cash used in investing activities was $16,609 compared to cash provided by investing activities of $1,892,433 during the year ended December 31, 2017. Cash used in investing activities during the year ended December 31, 2018 was due to purchases of equipment. Cash provided by investing activities during the year ended December 31, 2017 resulted from $1,859,261 of cash acquired in connection with the share exchange as well as $85,000 of proceeds received from the collection of our note receivable from our CEO, partially offset by $51,828 of purchases of property and equipment.

For the years ended December 31, 2018 and 2017, cash provided by financing activities was $709,858 and $0, respectively. Cash provided by financing activities during the year ended December 31, 2018 was due to the net proceeds of common stock offering of $679,000 and proceeds from the issuance of our Series B Convertible Preferred Stock of $30,858.

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

Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 19, 2018, KUTG dismissed Chen & Fan Accountancy (“C&F”) as its independent registered public accounting firm. The reports of C&F, on KUTG’s financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2017 and 2016 and during the subsequent interim period preceding the date of C&F’s dismissal there were (i) no disagreements with C&F on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) no reportable events, as that term is defined by Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

On July 19, 2018, KUTG appointed Marcum LLP (“Marcum”) as our new independent registered public accounting firm. During the two most recent fiscal years and through the date of our engagement, we did not consult with Marcum regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). In approving the selection of Marcum as KUTG’s new independent registered public accounting firm, the board of directors considered all relevant factors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2018.

As previously reported, we identified the following material weakness in internal control over financial reporting during the second quarter of 2018:

1.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis to those responsible for financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We implemented our remediation plan for the material weakness identified above and, among other things, (a) increased the oversight and review procedures over the vendor management process and purchase to pay process, (b) fully implemented our newly-hired Chief Financial Officer into our system of internal control over financial reporting, (c) implemented an enhanced chart of accounts designed to facilitate the accurate financial reporting of revenues and expenses and (d) established a disclosure committee that meets quarterly in advance of the filing of our Quarterly and Annual Reports. The implementation and continued operation of these remedial controls lead management to conclude that, as of December 31, 2018, we have fully remediated our material weakness in internal control over financial reporting at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above as it relates to our successful remediation of a material weakness in internal controls.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Our executive officers and directors and their ages are as follows:

Executive Officers and Directors

Name	Age	Office
Michael Mo	48	Chief Executive Officer and Chairman
Dr. Timothy Knowles	72	Director, Chief Technical Officer and Secretary
Simon Westbrook	70	Chief Financial Officer
Michael Carpenter	55	Vice President of Engineering

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Michael Mo was appointed CEO and Director of the Company on March 16, 2011, is a technology entrepreneur and successful investor with over 20 years of experience in technology management, product development and marketing. In 2013, he co-founded KULR and has been serving as its CEO since then. From 2007 to 2015, Mr. Mo served as Senior Director of Business Development at Amlogic, Inc., a California high-tech company. In 2005, Mr. Mo founded Sympeer Technology and served as its CEO until 2008. In 1998, he founded Wish Solutions, and served as its CEO until 2001. Mr. Mo received his Master of Science in Electrical Engineering from the University of California at Santa Barbara in 1995.

Timothy R. Knowles was appointed CTO and Director of the Company, has over 30 Years of Thermal Management R&D and product development experience for the most challenging space and industrial applications. He conducted research and built building products for various space and industrial customers such as NASA, Boeing, Raytheon, Jet Propulsion Lab, and others. Since 1983, Dr. Knowles has been working as President at ELSI. In addition, in 2013, Dr. Knowles co-founded KULR and has been serving as its CTO since then. From 1977 to 1983, he was a postdoctoral research physicist at Hamburg University. Mr. Knowles received Ph.D. in Physics from University of California San Diego in 1977 and B.S. in Physics from University of Southern California in 1969.

Simon Westbrook was appointed Chief Financial Officer on March 15, 2018. In 2009, Mr. Westbrook founded and has since served as an officer of Aargo, Inc., a company specializing in financial consulting services to corporations in various tech-related industries. Prior to Aargo, Inc., Mr. Westbrook was CFO of Amber Networks, Inc., and the Chief Financial Officer of Sage, Inc. (NASDAQ: SAGI), a Silicon Valley company specializing in flat panel displays. Before joining Sage, Mr. Westbrook held a number of senior financial positions at Creative Technology (NASDAQ: CREAF), a leading PC multimedia company, and Atari Corp (AMEX: ATC), the video game and home computer company both in the USA and overseas. At various times, he has held positions as an advisory board member of the Silicon Valley Financial Executives Institute, and various technology start-up companies where he has assisted in strategic planning, fund raising and team development. Simon is a Chartered Accountant and holds a Master’s in Economics from Trinity College, Cambridge University.

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

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act. The Company does not believe a Code of Ethics is necessary at this time.

Nomination Process

As of December 31, 2018, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2018 and 2017 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2018 and whose total compensation for the 2017 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2018 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

				All Other Compensation				Total
Name and Principal Position	Year	Salary	Bonus	Earned		Waived		Earned		Waived
Michael Mo	2018	$161,785	$-	$-		$-		$161,785	(4)	$-
Chief Executive Officer	2017	$76,894	$-	$3,631	(1)	$25,000	(2)	$80,525		$25,000
Timothy Knowles	2018	$141,353	$-	$-		$-		$141,353	(5)	$-
Chief Technology Officer	2017	$77,637	$-	$-		$32,000	(3)	$77,637		$32,000
Michael Carpenter	2018	$124,459	$-	$-		$-		$124,459		$-
VP of Engineering	2017	$-	$-	$-		$-		$-		$-

(1)	Includes health insurance benefits paid for by us.
(2)	A total of $25,000 was payable to Mr. Mo for consulting services rendered during 2017 prior to the commencement of his employment with us, however, Mr. Mo agreed to waive such amount in 2017.
(3)	A total of $32,000 was payable to Mr. Knowles for consulting services rendered during 2017 prior to the commencement of his employment with us, however, Mr. Knowles agreed to waive such amount in 2017.
(4)	Of the aggregate $161,785 earned during 2018, cash compensation paid during 2018 was $78,247 and $83,539 remains unpaid as of December 31, 2018.
(5)	Of the aggregate $141,353 earned during 2018, cash compensation paid during 2018 was $103,117 and $38,236 remains unpaid as of December 31, 2018.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Equity Compensation Plans

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant.

Compensation of Directors

Because we are still in the development stage, our directors do not receive any compensation other than reimbursement for expenses incurred during the performance of their duties or their separate duties as officers of the Company.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

Although we have not entered into employment agreements with all of our officers and directors, we have agreed to pay the following salaries to our officers:

Name and Principal Position	Salary
Michael Mo - CEO and Chairman	$161,785

Dr. Timothy Knowles - CTO and Director	$141,353

Simon Westbrook - CFO	$60,000

Michael Carpenter - VP of Engineering	$124,459

At the sole discretion of our Board of Directors, all officers are entitled to merit-based cash and equity bonuses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us who own more than 5% of the outstanding common stock as of the date of this annual report, and by our officers and directors. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated, the address of each of the persons shown is c/o KULR Technology Group, Inc., 1999 S. Bascom Ave. Suite 700. Campbell, CA 95008.

	Amount of	Percent
Name of Beneficial Owner	Beneficial Ownership	of Class(1)
Michael Mo (2) - CEO and Chairman	26,450,000	33.61%
Dr. Timothy Knowles - CTO and Director	15,600,000	20.14%
Simon Westbrook - CFO	-	-
Michael Carpenter - VP of Engineering	500,000	*
All directors and executive officers as a group (4 persons)	42,550,000	54.08%

*	Less than 1%
(1)	The percent of class is based on 78,966,105 shares of common stock issued and outstanding as of March 29, 2019.
(2)	Consists of: 20,000,000 shares held directly by Mr. Mo; 2,525,000 shares held by Mr. Mo’s son Alexander Mo; 2,525,000 shares held by Mr. Mo’s son, Brandon Mo; and 1,400,000 shares held jointly by Mr. Mo and his spouse, Linda Mo.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 15, 2013, KULR entered into a license and development agreement (the “ESLI License Agreement”) with Energy Science Laboratories, Inc. (“ESLI”) pursuant to which ESLI received a significant ownership stake in KULR, and in exchange ESLI granted to KULR and its affiliates an irrevocable, exclusive, world-wide license to ESLI’s Thermal Management Technologies and Thermal Intellectual Property (as such terms are defined in the ESLI License Agreement). Subsequently, on November 16, 2016, KULR and ESLI entered into a patent assignment agreement (the “ESLI Patent Assignment”) pursuant to which ESLI assigned to KULR certain patents and patent applications owned by ESLI. During the years ended December 31, 2018 and 2017, the Company recorded research and development expense of $0 and $407,324, respectively, related to consulting services provided to the Company by ESLI associated with the development of the Company’s CFV thermal management solutions. ESLI is controlled by the Company’s CTO.

On June 2, 2014, KULR entered into consulting agreements with Michael Mo and Timothy Knowles. The agreements provide for a monthly retainer of $6,250 for June 2014 through November 2014 and $6,500 thereafter. The term of each agreement is twelve months and provide for automatic extensions, in the absence of termination. The consulting agreements were terminated in connection with the closing of the Share Exchange. During the years ended December 31, 2018 and 2017, the Company recorded aggregate expense of $0 and $57,000, respectively, related to the consulting agreements. On November 11, 2017, Michael Mo and Timothy Knowles waived $25,000 and $110,000, respectively, related to compensation previously owed to them by the Company in connection with their respective consulting agreements with KULR discussed above.

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

On December 28, 2018, such date being 20 days after the mailing date of the December Information Statement, the Company was deemed authorized by ratifying vote of its majority shareholders and the authorization granted by the Company’s Board of Directors to, among other things, issue one million (1,000,000) shares of its Series A Preferred Stock to our Chief Executive Officer, Michael Mo, which the Company yet to issue but expects to do so in the near future. The rights, limitations and preferences of the Series A Preferred Stock, including the rights of its holders to cast one hundred (100) votes for each share of Series A Preferred Stock, are set forth in the Certificate of Designation of Series A Voting Preferred Stock, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC as of June 12, 2017 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 19, 2018, the Company dismissed Chen & Fan Accountancy Corporation (“C&F”) and appointed Marcum LLP (“Marcum”) as its independent registered public accounting firm.

The following is a summary of the fees billed or expected to be billed to us by C&F and Marcum, our independent registered public accounting firms, for professional services rendered with respect to the fiscal years ended December 31, 2018 and 2017:

	For the Fiscal Year Ended
	December 31,
	2018	2017
Audit Fees	$170,874	$108,935
Audit-Related Fees	-	-
Tax Fees	26,005	16,000
All Other Fees	-	-
Total	$196,879	$124,935

Audit Fees

Audit fees consist of fees billed for services rendered by our independent auditors during the year ended December 31, 2018 for the audit and review of our financial statements.

Audit-Related Fees

There were no fees for audit-related services rendered by our independent auditors for the years ended December 31, 2018 and 2017.

Tax Fees

Tax fees consist of fees billed for services rendered by our independent auditors during the year ended December 31, 2018 in connection with the preparation and filing of our income and payroll tax returns.

All Other Fees

The Company did not incur any other fees related to services rendered by our independent auditors for the years ended December 31, 2018 and 2017.

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

The Board of Directors has considered the nature and amount of the fees billed by Marcum and C&F and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Marcum and C&F.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated June 8, 2017 (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

3.3	Certificate of Incorporation of KULR Technology Corporation (3)

3.4	Amended and Restated Certificate of Incorporation of KULR Technology Corporation (3)

3.5	By-laws of KULR Technology Corporation (3)

3.6	Certificate of Designation of Series A Voting Preferred Stock, filed on June 6, 2017 (1)

3.7	Certificate of Amendment to the Certificate of Incorporation, effective August 30, 2018 (8)

3.8	Certificate of Designation of Series B Convertible Preferred Stock, filed on December 6, 2018 (9)

3.9	Certificate of Amendment to the Certificate of Incorporation, effective December 31, 2018 (10)

10.1	License and Development Agreement, dated April 15, 2013 (3)

10.2	Consulting Agreement, dated April 15, 2013 (3)

10.3	Letter of Intent by and between the Company and E3 Enterprise, dated April 20, 2016 (4)

10.4	Letter of Intent by and between the Company and KULR Technology Corporation (5)

10.5	Patent Assignment Agreement, dated November 10, 2016 (3)

10.6	Promissory Note issued by KULR Technology Corporation, dated March 31, 2017 (6)

10.7	Promissory Note issued by KULR Technology Corporation, dated June 8, 2017 (1)

10.8	Consulting Agreement, dated March 15, 2018 (7)

10.9	2018 KULR Technology Group Equity Incentive Plan (11)

21.1	List of Subsidiaries (3)

23.1	Consent of Marcum LLP*

23.2	Consent of Chen & Fan Accountancy Corporation*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herewith.

(1)	Previously filed as an exhibit to Form 8-K on June 12, 2017 and incorporated herein by this reference.

(2)	Previously filed as an exhibit on Form 10-12G on January 7, 2016 (File No.: 000-55564) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to Form 8-K on June 19, 2017 and incorporated herein by this reference.

(4)	Previously filed on Form S-1 on June 28, 2016 (File No.: 333-212272) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to Form 8-K on November 3, 2016 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to Form 8-K on April 5, 2017 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to Form 8-K on March 15, 2018 and incorporated herein by this reference.

(8)	Previously filed as an exhibit to Form 8-K on August 30, 2018 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to Form 8-K on December 6, 2018 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to Form 8-K on January 7, 2019 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to Form S-8 on October 9, 2018 and incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2019	KULR Technology Group, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	March 29, 2019
Michael Mo

By:	/s/ Timothy Knowles	Chief Technical Officer and Director	March 29, 2019
Timothy Knowles

By:	/s/ Simon Westbrook	Chief Financial Officer	March 29, 2019
Simon Westbrook

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

KULR Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2018, the related consolidated statement of operations, changes in stockholders’ (deficiency) equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY
March 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

KULR Technology Group, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2017, the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Chen & Fan Accountancy

Chen & Fan Accountancy

We served as the Company’s auditor from 2016 to 2017.

San Jose, California

April 17, 2018

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

Assets

Current Assets:
Cash	$229,896	$895,761
Accounts receivable	112,224	151,802
Inventory	9,594	13,767
Prepaid expenses	27,033	106,466
Other current assets	27,569	8,727

Total Current Assets	406,316	1,176,523
Property and equipment, net	44,791	43,493

Total Assets	$451,107	$1,220,016

Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities:
Accounts payable	$117,995	$37,024
Accrued expenses and other current liabilities	374,330	188,942
Accrued expenses and other current liabilities - related party	83,919	254,344

Total Current Liabilities	576,244	480,310

Commitments and contingencies

Stockholders' (Deficiency) Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at December 31, 2018 and 2017	-	-
Series B Convertible Preferred Stock, 31,000 shares designated;
30,858 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively; liquidation preference of $30,858 and $0 at December 31, 2018 and 2017, respectively	3	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
78,706,256 and 77,440,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	7,871	7,744
Additional paid-in capital	6,283,548	5,090,282
Accumulated deficit	(6,416,559)	(4,358,320)

Total Stockholders' (Deficiency) Equity	(125,137)	739,706

Total Liabilities and Stockholders' (Deficiency) Equity	$451,107	$1,220,016

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenue	$1,274,028	$235,584

Cost of revenue	336,654	156,609

Gross Profit	937,374	78,975

Operating Expenses:
Research and development	508,144	361,231
Research and development - related parties	-	439,824
Selling, general and administrative	2,510,818	1,691,466

Total Operating Expenses	3,018,962	2,492,521

Loss From Operations	(2,081,588)	(2,413,546)

Other (Expense) Income:
Interest expense, net	(826)	(10,964)
Change in fair value of accrued issuable equity	24,175	-

Total Other Income (Expense)	23,349	(10,964)

Net Loss	$(2,058,239)	$(2,424,510)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	77,642,101	63,981,416

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

							Total
	Series B Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2016	-	$-	50,000,000	$5,000	$1,661,649	$(1,933,810)	$(267,161)

Stock-based compensation	-	-	-	-	598,204	-	598,204

Equity of KULR Technology Group, Inc., at the time of the reverse recapitalization	-	-	27,440,000	2,744	2,695,429	-	2,698,173

Waiver of previously accrued executive consulting fees	-	-	-	-	135,000	-	135,000

Net loss	-	-	-	-	-	(2,424,510)	(2,424,510)

Balance - December 31, 2017	-	$-	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

Stock-based compensation	-	-	184,437	19	440,119	-	440,138

Common stock issued for cash, net of issuance costs [1]	-	-	1,081,819	108	672,292	-	672,400

Series B Convertible Preferred Stock issued to common stockholders (See Note 9)	30,858	3	-	-	1,018,311	-	1,018,314

Series B Convertible Preferred Stock issued as deemed dividend to common stockholders (See Note 9 )	-	-	-	-	(987,456)	-	(987,456)

Forgiveness of accrued expenses by related party	-	-	-	-	50,000	-	50,000

Net loss			-	-	-	(2,058,239)	(2,058,239)

Balance - December 31, 2018	30,858	$3	78,706,256	$7,871	$6,283,548	(6,416,559)	$(125,137)

[1]	Includes gross proceeds of $714,000, less issuance costs of $41,600 ($35,000 of cash and $6,600 of non-cash).

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(2,058,239)	$(2,424,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,311	8,797
Change in fair value of accrued issuable equity	(24,175)	-
Stock-based compensation	457,713	598,204
Lower of cost or net realizable value adjustment	4,173	-
Changes in operating assets and liabilities:
Accounts receivable	39,578	(144,902)
Other current receivable	-	30,000
Other current receivable - related parties	-	2,000
Interest receivable - related party	-	2,152
Inventory	-	(835)
Prepaid expenses	79,433	(80,968)
Other current assets	(10,692)	861,377
Accounts payable	80,971	-
Accrued expenses and other current liabilities	185,388	140,323
Accrued expenses and other current liabilities - related party	(120,425)	2,603
Security deposit	(8,150)	-

Total Adjustments	699,125	1,418,751

Net Cash Used In Operating Activities	(1,359,114)	(1,005,759)

Cash Flows From Investing Activities:
Proceeds from loan from related party	-	85,000
Cash acquired in reverse recapitalization	-	1,859,261
Purchases of property and equipment	(16,609)	(51,828)

Net Cash (Used In) Provided By Investing Activities	(16,609)	1,892,433

Cash Flows from Financing Activities:
Proceeds from sale of common stock [1]	679,000	-
Proceeds from issuance of Series B Convertible Preferred Stock	30,858	-

Net Cash Provided By Financing Activities	709,858	-

Net (Decrease) Increase In Cash	(665,865)	886,674

Cash - Beginning of Period	895,761	9,087

Cash - End of Period	$229,896	$895,761

[1]	Includes gross proceeds of $714,000, less issuance costs of $35,000.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Years Ended
	December 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$888	$2,962
Income taxes	$2,400	$2,400

Non-cash investing and financing activities:
Common stock equity offering issuance costs	$6,600	$-
Series B Convertible Preferred Stock issued as deemed dividend to common stockholders	$987,456	$-
Forgiveness of accrued expenses by related party	$50,000	$135,000

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Organization and Operations

KULR Technology Group, Inc. was incorporated on December 11, 2015 under the laws of the State of Delaware as KT High-Tech Marketing, Inc. Effective August 30, 2018, KT High-Tech Marketing, Inc. changed its name to KULR Technology Group, Inc.

KULR Technology Group, Inc. ("KUTG"), through its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across an array of applications. Currently, the Company is focused on targeting the following applications: electric vehicles and autonomous driving systems (collectively referred to herein as “E-Mobility”); artificial intelligence and Cloud computing; energy storage; and 5G communication technologies. KULR's proprietary, core technology is a carbon fiber material, with roots in aerospace and defense.

Reverse Recapitalization

On June 8, 2017, KUTG entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with KTC and 100% of the shareholders of KTC (the “KTC Shareholders”). On June 19, 2017 (the “Closing Date”), the Company closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the KTC Shareholders agreed to transfer an aggregate of 25,000,000 shares of KTC’s common stock to the Company in exchange for the Company’s issuance of an aggregate of 50,000,000 shares of the Company’s common stock to the KTC Shareholders (the “Share Exchange”). On the Closing Date, KTC became a wholly-owned subsidiary of KUTG, the KTC Stockholders beneficially owned approximately 64.57% of KUTG’s common stock on a fully-diluted basis, KUTG began operating KTC’s business of developing and commercializing its thermal management technologies and a representative of the KTC Stockholders was appointed to be the Company’s second Board Director.

The closing of the Share Exchange Agreement was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805-40. The consolidated statements of operations herein reflect the historical results of KTC prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for KUTG prior to the completion of the reverse recapitalization. KUTG’s assets and liabilities were consolidated with the assets and liabilities of KTC as of the Closing Date. The number of shares issued and outstanding and additional paid-in capital of KUTG have been retroactively adjusted to reflect the equivalent number of shares issued by KUTG in the Share Exchange, while KTC’s accumulated deficit is being carried forward as the Company’s accumulated deficit. All costs attributable to the reverse recapitalization were expensed.

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

The Company is currently funding its operations on a month-to-month basis by means of private placements. Although the Company’s management believes that it has access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of KUTG and its wholly-owned subsidiary, KTC. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value calculations for equity securities, stock-based compensation, the collectability of receivables, inventory valuations, the recoverability and useful lives of long-lived assets, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

See Note 3 - Summary of Significant Accounting Policies — Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Concentrations of Credit Risk

The Company maintains cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were aggregate uninsured cash balances of $0 and $611,450 at December 31, 2018 and 2017, respectively.

Customer concentrations are as follows:

	Revenues		Accounts Receivable
	For the Years Ended
	December 31,		As of December 31,
	2018	2017	2018	2017
Customer A	66%	49%	63%	43%
Customer B	13%	*	*	*
Customer C	*	14%	*	24%
Customer D	*	*	37%	*
Customer E	*	*	*	15%
Total	79%	63%	100%	82%

*	Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2018 and 2017, there were no allowances for uncollectable amounts determined to be necessary. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Inventory

Inventory is comprised of carbon fiber thermal interface solutions, which are available for sale. Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of December 31, 2018 and 2017, the Company’s inventory was comprised solely of finished goods.

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

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value.

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

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

During the year ended December 31, 2018, the Company obtained a third-party 409A valuation of its Series B Convertible Preferred Stock, which was considered in management’s estimation of the value of the equity instruments issued during that period. Under the 409A valuation, it was determined the Company’s Series B Convertible Preferred Stock had a fair value of $33.00 per share.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the FASB ASC. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument.

If the instrument is determined to be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the market price of the Company’s common stock as of the commitment date to the effective conversion price of the instrument.

Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a debt or equity financing, are capitalized as non-current assets on the balance sheet. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital. If the completion of a contemplated financing was deemed to be no longer probable, the related deferred offering costs would be charged to general and administrative expense in the consolidated financial statements.

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

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company's consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point the customer obtains controls of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers contract services to the customer.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Revenue Recognition – Continued

The following table summarizes the disaggregation of our revenue recognized in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2018	2017
Product sales	$1,096,040	$215,271
Contract services	177,988	20,313
Total revenue	$1,274,028	$235,584

As of December 31, 2018 and 2017, the Company did not have any contract assets and contract liabilities from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. During the years ended December 31, 2018, and 2017, $0 of revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Reclassifications

Certain prior year financial statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company as well as fees received by customers for product shipped to customers are included in selling, general and administrative expenses on the consolidated statements of operations. For the years ended December 31, 2018 and 2017, shipping and handling costs amounted to $932 and $0, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2018 and 2017, the Company incurred $508,144 and $801,055, respectively, of research and development expenses.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2018 and 2017 were $12,500 and $65,085, respectively, and are included in selling, general and administrative on the consolidated statements of operations.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares.

During the year ended December 31, 2018, the Company obtained a third-party 409A valuation of its common stock, which was also considered in management’s estimation of the value of the equity instruments issued during that period. Under the 409A valuation, it was determined the Company’s common stock had a fair value of $0.66 per share.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	Decemeber 31,
	2018	2017
Non-vested restricted stock	-	312,500
Series B Convertible Preferred Stock	1,542,850	-
Total	1,542,850	312,500

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2018 and 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements" in July 2018, and ASU No. 2018-20 "Leases (Topic 842) - Narrow Scope Improvements for Lessors" in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 effective January 1, 2019 and upon adoption it expects to recognize additional assets and corresponding liabilities pertaining to its operating leases on its consolidated balance sheet. The Company does not expect the adoption of the new standard to have a significant impact on its consolidated statements of operations and cash flows. Management believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) — Accounting for Certain Financial Instruments with Down Round Features,” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company expects to adopt ASU 2017-11 effective January 1, 2019 and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 effective April 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Accounting Pronouncements – Continued

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company expects to adopt ASU 2018-09 effective January 1, 2019 and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. An entity may not adopt the amendments earlier than its adoption date of Topic 606. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. An entity may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 4	PREPAID EXPENSES

As of December 31, 2018 and 2017, prepaid expenses consisted of the following:

	Decemeber 31,
	2018	2017
Business development services	$-	$40,000
Research and development services	7,500	25,000
Professional fees	94	10,000
Filing fees	8,750	-
Insurance	8,177	-
Other	2,512	31,466
Total prepaid expenses	$27,033	$106,466

NOTE 5	PROPERTY AND EQUIPMENT

As of December 31, 2018 and 2017, property and equipment consisted of the following:

	December 31,
	2018	2017
Computer equipment	$13,356	$8,402
Leasehold improvement	8,834	8,834
Software	5,656	5,656
Machinery and equipment	26,304	17,954
Research and development equipment	12,810	12,811
Furniture and fixtures	3,306	-
	70,266	53,657
Less: accumulated deprecation	(25,475)	(10,164)
Property and equipment, net	$44,791	$43,493

Depreciation expense amounted to $15,311 and $8,797 for the years ended December 31, 2018 and 2017, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 6	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2018 and 2017, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2018	2017
Accrued payroll and vacation	$252,043	$69,847
Accrued legal and professional fees	47,502	67,933
Accrued travel expenses	48,248	28,254
Payroll and income tax payable	12,678	14,223
Accrued research and development expenses	2,850	-
Credit card payable	4,586	110
Accrued issuable equity	3,960	1,104
Accrued rent	176	-
Other	2,287	7,471
Total accrued expenses and other current liabilities	$374,330	$188,942

Accrued issuable equity as of December 31, 2018 consists of 6,000 shares of common stock that had not been issued that had a fair value of $3,960.

NOTE 7	RELATED PARTY TRANSACTIONS

See Note 9 – Stockholders’ Equity – Common Stock

Accrued Expenses and Other Current Liabilities

On December 20, 2018, Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Office (“CTO”), forgave $50,000 of previously accrued consulting fees that were due to them by the Company. As a result, the Company accounted for the forgiveness as a capital contribution by reducing accrued expenses and other current liabilities by $50,000 with a corresponding credit to stockholders’ equity.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 7	RELATED PARTY TRANSACTIONS – CONTINUED

Accrued Expenses and Other Current Liabilities – Continued

Accrued expenses and other current liabilities – related party consists of a liability of $83,919 and $254,344 as of December 31, 2018 and 2017, respectively, to ESLI in connection with consulting services provided by ESLI to the Company associated with the development of the Company’s CFV thermal management solutions.

Note Receivable

On June 13, 2017, the Company collected a $85,000 note receivable from its Chief Executive Officer (“CEO”) in full as well as outstanding accrued interest in the amount of $3,488. The note receivable was related to a loan made prior to the Share Exchange. For the years ended December 31, 2018 and 2017, respectively, the Company recorded $0 and $1,336, respectively, of interest income in connection with the note receivable.

Consulting Agreements

On June 2, 2014, KULR entered into consulting agreements with its CEO and CTO. The agreements provide for a monthly retainer of $6,250 for June 2014 through November 2014 and $6,500 thereafter. The term of each agreement is twelve months and provide for automatic extensions, in the absence of termination. The consulting agreements were terminated in connection with the closing of the Share Exchange. During the years ended December 31, 2018 and 2017, the Company recorded aggregate expense of $0 and $57,000, respectively, related to the consulting agreements.

On November 11, 2017, the Company’s CEO and CTO waived $25,000 and $110,000, respectively, related to compensation previously owed to them by the Company in connection with their respective consulting agreements with KTC discussed above. As a result, the Company accounted for the waiver by reducing accrued expenses and other current liabilities by $135,000 with a corresponding credit to stockholders’ equity.

During the years ended December 31, 2018 and 2017, the Company recorded research and development expense of $0 and $407,324, respectively, related to consulting services provided to the Company by ESLI associated with the development of the Company’s CFV thermal management solutions. ESLI is controlled by the Company’s CTO.

NOTE 8	INCOME TAXES

The income tax provision for the years ended December 31, 2018 and 2017 consists of the following:

	For The Years Ended
	December 31,
	2018	2017
Federal:
Current	$-	$-
Deferred	(347,767)	(393,945)

State and local:
Current	-	-
Deferred	(121,933)	(175,455)
	(469,700)	(569,400)
Change in valuation allowance	469,700	569,400
Income tax provision	$-	$-

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 8	INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2018	2017

Tax benefit at federal statutory rate	(21.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)%	(6.0)%
Permanent differences	0.2%	0.4%
Incremental research and development tax credits	0.0%	(2.9)%
Prior year true-ups	4.0%	0.0%
Change in valuation allowance	22.8%	20.8%
Change in federal tax rate	0.0%	21.7%
Effective income tax rate	(0.0)%	0.0%

The Company has determined that a valuation allowance for the entire net deferred tax asset is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to zero.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$1,544,300	$1,062,400
Research and development credit carryforwards	-	79,000
Stock-based compensation	187,200	184,400
Accruals	64,000	-
Gross deferred tax assets	1,795,500	1,325,800
Valuation allowance	(1,795,500)	(1,325,800)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$469,700	$569,400

At December 31, 2018 and 2017, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $5.7 million and $3.9 million, respectively. At December 31, 2018 approximately $3.9 million of federal net operating losses will expire from 2033 to 2037, and approximately $1.8 million have no expiration.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 8	INCOME TAXES – CONTINUED

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

NOTE 9	STOCKHOLDERS' (DEFICIENCY) EQUITY

Reverse Recapitalization

See Note 1 - Business Organization and Nature of Operations - Reverse Recapitalization for details of the Share Exchange.

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 1,000,000 shares designated as Series A Preferred Stock and 31,000 shares designated as Series B Convertible Preferred Stock.

On December 31, 2018, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its Certificate of Incorporation, with the Secretary of State of the State of Delaware, to effectuate an increase to the number of authorized shares of common stock of the Company. Pursuant to the Certificate of Amendment, the Company increased the number of authorized shares of its common stock, par value $0.0001, to 500,000,000 from 100,000,000 (the “Authorized Increase”). On November 21, 2018, the Company’s board of directors authorized the Company to effectuate the Authorized Increase, which Authorized Increase was approved by the written consent of the majority shareholders of the Company as of November 5, 2018.

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant.

Series A Preferred Stock

The Series A Preferred Stock are not convertible into any series or class of stock of the Company. In addition, holders of the Series A Preferred Stock shall not be entitled to receive dividends, nor shall them have right to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company.

Each record holder of Series A Preferred Stock shall have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Series A Preferred Stock has that number of votes equal to one-hundred (100) votes per share of Series A Preferred Stock held by such holder.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 9	STOCKHOLDERS' (DEFICIENCY) EQUITY – CONTINUED

Series A Preferred Stock – Continued

On November 5, 2018, the Company received a written consent of the majority of the stockholders to issue 1,000,000 shares of the Company’s Series A Preferred Stock to Mr. Mo, as a measure to protect the Company from an uninvited takeover. As of the date of filing, the shares of Series A Preferred Stock have not been issued.

Series B Convertible Preferred Stock

On November 30, 2018, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series B Convertible Preferred Stock (the “Certificate of Designation”), which became effective upon filing.

The Company designated 31,000 shares as Series B Convertible Preferred Stock out of the authorized and unissued preferred stock of the Company, par value $0.0001 per share. The Series B Convertible Preferred Stock does not contain any redemption provisions or other provisions requiring cash settlement within control of the holder. Series B Convertible Preferred Stock is senior in liquidation preference to common stock. Holders of shares of Series B Convertible Preferred Stock are not entitled to voting rights and dividend rights. Each share of Series B Convertible Preferred Stock, after 181 days after issuance and without the payment of additional consideration, shall be convertible at the option of the holder into fifty (50) fully paid and non-assessable shares of common stock. It was determined that the embedded conversion option is clearly and closely related to the equity host, therefore it is not bifurcated and not accounted for as a derivative. Each share of Series B Convertible Preferred Stock shall have a stated value of $1.00 per share.

On November 30, 2018, the Company issued an aggregate of 30,858 shares of Series B Convertible Preferred Stock to certain existing common shareholders for aggregate proceeds of $30,858, which was determined to be nominal consideration. The Company analyzed the transaction and concluded that the issuance represented a deemed dividend in the form of the Series B Convertible Preferred Stock that was issued to a subset of the Company’s common stockholders, since the transaction’s primary purpose was not to raise capital and required no action by the recipients. The shares of Series B Convertible Preferred Stock were determined to have an aggregate issuance date fair value of $1,018,314, which was reduced by the consideration paid of $30,858, to arrive at the deemed dividend of $987,456. The Company recognized the deemed dividend by debiting and crediting additional paid-in capital.

Common Stock

During the year ended December 31, 2017, the Company received aggregate consideration of $32,000 related to certain restricted common stock awards that were issued in 2013 and 2014, $2,000 of which was related to related parties.

During the year ended December 31, 2018, the Company sold an aggregate of 1,081,819 shares of common stock at $0.66 per share to accredited investors for aggregate gross and net proceeds of $714,000 and $672,400, respectively. Of the $41,600 of issuance costs, $35,000 were cash costs and $6,600 were non-cash costs in the form of 10,000 shares of common stock that was issued during 2018.

A summary of restricted stock award activity during the year ended December 31, 2018 is presented below:

Weighted
Average
		Grant Date	Total
	Number of	Fair Value	Grant Date
	Shares	Per Share	Fair Value
Non-vested, December 31, 2017	312,500	$0.99	$309,375
Granted	-	-	-
Vested	(312,500)	(0.99)	(309,375)
Forfeited	-	-	-
Non-vested, December 31, 2018	-	$-	$-

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 9	STOCKHOLDERS' (DEFICIENCY) EQUITY – CONTINUED

Stock Options

On December 28, 2018, the Company granted five-year options to purchase a total of 300,000 shares of common stock at an exercise price of $0.66 per share to employees pursuant to the 2018 Plan. The options vested one-fifth on the date of grant and the remaining options vest monthly over three years. The options had an aggregate grant date value of $113,312 which is recognized over the vesting period.

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	Decemeber 31,
	2018	2017
Risk free interest rate	2.50%	N/A
Expected term (years)	3.09	N/A
Expected volatility	87.00%	N/A
Expected dividends	0.00%	N/A
Estimated fair value of common stock	$0.66	N/A

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term used is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company does not yet have a trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The weighted average grant date fair value of options granted during the years ended December 31, 2018 was $0.18 per share. There were no options granted during 2017.

A summary of options activity during the year ended December 31, 2018 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, December 31, 2017	-	$-
Granted	300,000	0.66
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, December 31, 2018	300,000	$0.66	5.0	$-
Exercisable, December 31, 2018	60,000	$0.66	5.0	$-

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 9	STOCKHOLDERS' (DEFICIENCY) EQUITY – CONTINUED

Stock Options – Continued

The following table presents information related to stock options as of December 31, 2018:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	300,000	5.0	60,000
	300,000	5.0	60,000

Stock-Based Compensation

During the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation expense of $457,713 (which includes the issuance of 174,437 shares of immediately vested common stock for legal and consulting fees) and $598,204, respectively, related to restricted common stock and stock options which is included within selling, general and administrative expenses on the consolidated statements of operations. As of December 31, 2018, there was $90,649 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 3.0 years.

NOTE 10	COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 1, 2017, KUTG entered into a one-year lease agreement to lease 5,296 square feet of space located in San Diego, California with respect to its research and development activities. The base rent was $4,364 per month plus association fees of $531 per month. In connection with the lease, the Company paid the landlord a security deposit of $8,729. The aggregate base rent payable over the lease term was recognized on a straight-line basis. On December 30, 2017, the rent was increased to $4,452 per month plus association fees of $531 per month. On December 30, 2018, the lease was extended until December 31, 2019, the base rent was $4,452 per month plus association fees of $555 per month.

On March 8, 2018, KTC took over ESLI’s lease agreement and entered into a one-year lease agreement to lease 6,754 square feet of space located in San Diego, California with respect to its research and development activities starting May 1, 2018. The base rent was $8,150 per month. In connection with the lease, the Company recorded a liability to ESLI in connection with the security deposit of $8,150. The aggregate base rent payable over the lease term was recognized on a straight-line basis.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 10	COMMITMENTS AND CONTINGENCIES – CONTINUED

Sales Taxes

States impose sales tax on certain sales to nonexempt customers. The Company believes it is currently exempt from collecting and remitting sales tax as a result of the following: (i) the products are shipped to states with sales tax exemptions, (ii) the Company’s customers are a reseller of the products that the Company sells or (iii) the Company’s customers are government agencies. The Company did not collect sales taxes during the years ended December 31, 2018 and 2017. If, during an inspection by a tax authority, the Company was unable to support its customers’ tax exemption status, the Company may be subject to a liability for sales taxes not collected.

NOTE 11	SUBSEQUENT EVENTS

Common Stock

Subsequent to December 31, 2018, the Company issued 25,000 shares of common stock for legal services.

Subsequent to December 31, 2018, the Company issued 234,849 shares of restricted common stock to investors for cash proceeds of $155,000.