Form 10-Q
period 2019-03-31
KULR Technology Group, Inc.
filed 2019-05-14
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55564

KULR TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-1004273 (I.R.S. Employer Identification No.)
1999 S. Bascom Ave. Suite 700. Campbell, California (Address of principal executive offices)	95008 (Zip Code)

Registrant’s telephone number, including area code: 408-663-5247

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

As of May 9, 2019, there were 80,092,315 shares of Common Stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash	$98,476	$229,896
Accounts receivable	32,843	112,224
Inventory	8,304	9,594
Prepaid expenses	34,659	27,033
Other current assets	37,815	27,569

Total Current Assets	212,097	406,316
Property and equipment, net	41,791	44,791

Total Assets	$253,888	$451,107

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$252,058	$117,995
Accrued expenses and other current liabilities	432,681	374,330
Accrued expenses and other current liabilities - related party	68,919	83,919

Total Current Liabilities	753,658	576,244

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated;
none issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Series B Preferred Stock, 31,000 shares designated;
30,858 issued and outstanding at March 31, 2019 and December 31, 2018	3	3
Common stock, $0.0001 par value, 500,000,000 shares authorized;
78,966,105 and 78,706,256 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7,897	7,871
Additional paid-in capital	6,474,582	6,283,548
Accumulated deficit	(6,982,252)	(6,416,559)

Total Stockholders' Deficiency	(499,770)	(125,137)

Total Liabilities and Stockholders' Deficiency	$253,888	$451,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
		(revised)

Revenue	$194,952	$228,040

Cost of revenue	61,517	149,947

Gross Profit	133,435	78,093

Operating Expenses:
Research and development	113,192	119,684
Selling, general and administrative	585,491	784,240

Total Operating Expenses	698,683	903,924

Loss From Operations	(565,248)	(825,831)

Other Expense:
Interest expense, net	(445)	(14)

Total Other Expense	(445)	(14)

Net Loss	$(565,693)	$(825,845)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	78,730,818	77,219,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(unaudited)

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance - January 1, 2019	30,858	$3	78,706,256	$7,871	$6,283,548	$(6,416,559)	$(125,137)

Stock-based compensation	-	-	25,000	3	36,057	-	36,060

Common stock issued for cash	-	-	234,849	23	154,977	-	155,000

Net loss	-	-	-	-	-	(565,693)	(565,693)

Balance - March 31, 2019	30,858	$3	78,966,105	$7,897	$6,474,582	$(6,982,252)	$(499,770)

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

(revised)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

Stock-based compensation	-	-	182,957	-	182,957

Net loss	-	-	-	(825,845)	(825,845)

Balance - March 31, 2018	77,440,000	$7,744	$5,273,239	$(5,184,165)	$96,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
		(revised)
Cash Flows From Operating Activities:
Net loss	$(565,693)	$(825,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,000	5,621
Write-down of inventory	90	-
Stock-based compensation	47,940	182,957
Changes in operating assets and liabilities:
Accounts receivable	79,381	(33,225)
Inventory	1,200	17,957
Prepaid expenses	(7,626)	51,286
Other current assets	(10,246)	-
Accounts payable	134,063	137,407
Accrued expenses and other current liabilities	46,471	31,662
Accrued expenses and other current liabilities - related party	(15,000)	(38,190)

Total Adjustments	279,273	355,475

Net Cash Used In Operating Activities	(286,420)	(470,370)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	155,000	-

Net Cash Provided By Financing Activities	155,000	-

Net Decrease In Cash	(131,420)	(470,370)

Cash - Beginning of Period	229,896	895,761

Cash - End of Period	$98,476	$425,391

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$446	$65
Income taxes	$-	$2,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHONOLOGY GROUP, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1    Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting the following applications: electric vehicles and autonomous driving systems (collectively referred to herein as “E-Mobility”); artificial intelligence and Cloud computing; energy storage; and 5G communication technologies. KULR provides heat management solutions to enhance the performance and safety of battery packs used in electric vehicles, communication devices aerospace and defense.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2019 and for the three months then ended. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 29, 2019.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

Note 3    Summary of Significant Accounting Policies

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2018, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Note 3    Summary of Significant Accounting Policies – Continued

Concentrations of Credit Risk

The Company maintains cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were no uninsured cash balances as of March 31, 2019 and December 31, 2018.

Customer concentrations are as follows:

	Revenues		Accounts Receivable
	For the Three Months Ended		As of	As of
	March 31,		March 31, 2019	December 31, 2018
	2019	2018

Customer A	61%	*	*	63%
Customer B	17%	*	72%	*
Customer C	*	48%	*	*
Customer D	*	*	*	37%
Customer E	*	47%	*	*
Customer F	*	*	16%	*
Total	78%	95%	88%	100%

* Less than 10%

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;

•	Step 2: Identify the performance obligations in the contract;

•	Step 3: Determine the transaction price;

•	Step 4: Allocate the transaction price to the performance obligations in the contract; and

•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers a report to the customer.

Note 3    Summary of Significant Accounting Policies – Continued

Revenue Recognition – Continued

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2019	2018

Product sales	$169,440	$118,352
Contract services	25,512	109,688
Total revenue	$194,952	$228,040

As of March 31, 2019 and December 31, 2018, the Company did not have any contract assets or contract liabilities from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. During the three months ended March 31, 2019 and 2018, $0 of revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2019	2018

Non-vested restricted stock	-	125,000
Series B Convertible Preferred Stock	1,542,900	-
Options	300,000	-
Total	1,842,900	125,000

Operating Leases

The Company leases properties under operating leases. For leases in effect upon adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” at January 1, 2019 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

The Company evaluated their operating leases and elected to apply the short-term lease measurement and recognition exemption in which the right of use assets and lease liabilities are not recognized for short-term leases.

Note 4    Accrued Expenses and Other Current Liabilities

As of March 31, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Accrued payroll and vacation	$313,575	$252,043
Accrued legal and professional fees	36,280	47,502
Accrued travel expenses	51,660	48,248
Payroll and income tax payable	10,212	12,678
Accrued research and development expenses	-	2,850
Credit card payable	4,938	4,586
Accrued issuable equity	15,840	3,960
Accrued rent	176	176
Other	-	2,287
Total accrued expenses and other current liabilities	$432,681	$374,330

The Company has agreed to issue an aggregate of 25,000 shares of common stock for legal and consulting fees. See Note 6 – Stockholders’ Deficiency – Stock-Based Compensation for details of related expense recognized. As of March 31, 2019, the shares had not been issued and, as a result, $15,840 of accrued issuable equity at fair value is included within accrued expenses and other current liabilities.

Note 5    Related Party Transactions

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related parties consist of a liability of $68,919 and $83,919 as of March 31, 2019 and December 31, 2018, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions in prior periods.

Note 6    Stockholders' Deficiency

Common Stock

During the three months ended March 31, 2019, the Company sold an aggregate of 234,849 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $155,000.

Stock-Based Compensation

During the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $47,940 (which includes the issuance of 25,000 shares of immediately-vested common stock for legal fees) and $182,957, respectively, related to restricted common stock and stock options which are included within general and administrative expenses on the condensed consolidated statements of operations. As of March 31, 2019, there was $83,095 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.75 years.

Note 7    Leases

The Company has two operating leases for real estate which have remaining terms that are less than one year. The Company elected not to recognize short-term leases on the balance sheet and all costs were recognized as selling, general and administrative expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2019 and 2018, operating lease expense was $40,385 and $15,161, respectively. As of March 31, 2019, the Company does not have any financing leases.

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

Note 9    Subsequent Events

Common Stock

On April 12, 2019, the Company sold an aggregate of 717,120 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $473,300.

On April 30, 2019, the Company conducted a closing for the sale of an aggregate of 409,090 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $270,000, which represented the final closing of its private placement offering of its common stock.

Securities Purchase Agreement

On April 2, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the stockholders (the “Sellers”) holding 100% of the ownership interest in TECHTOM Co., Ltd. (“TECHTOM”), a Japanese limited liability company, pursuant to which the Company agreed to purchase from the Sellers, subject to the satisfaction of certain closing conditions, all ownership interests in TECHTOM and any and all claims, notes and other liabilities owed by TECHTOM to the Sellers (the “Acquisition”). Although no assurances can be made that the Acquisition will be completed, upon such Acquisition, TECHTOM would become a wholly-owned subsidiary of the Company.

Pursuant to the Purchase Agreement, the Company agreed to pay the Sellers, against delivery of all Ownership and Claims, the following aggregate acquisition price: (i) $1,700,000 cash consideration (the “Cash Consideration”); and (ii) one hundred (100) shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”), which class of Series C Preferred is to be designated prior to the closing of the Acquisition. It is contemplated that the Series C Preferred will have, among others, the following rights, preferences and limitation: (i) a stated value of $10,000 per share; (ii) no right to receive dividends; (iii) the right to convert each share into twenty thousand shares of the Company’s common stock, which right is subject to a 4.99% beneficial ownership limitation; and (iv) the right to vote with the Company’s shareholders on an as-converted basis. The rights and preferences of the Series C Preferred are set forth in further detail in the form of Certificate of Designation attached as an exhibit to the Purchase Agreement and which description is qualified in its entirety to such exhibit, which is incorporated herein by reference.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (the “Company”) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2018 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29 , 2019. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

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

Recent Developments

Common Stock

During the three months ended March 31, 2019, we sold an aggregate of 234,849 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $155,000.

On April 12, 2019, we sold an aggregate of 717,120 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $473,300.

On April 30, 2019, we conducted a final closing for the sale of an aggregate of 409,090 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $270,000, which represented the final closing of our private placement offering of our common stock.

Securities Purchase Agreement

On April 2, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the stockholders (the “Sellers”) holding 100% of the ownership interest in TECHTOM Co., Ltd. (“TECHTOM”), a Japanese limited liability company, pursuant to which the Company agreed to purchase from the Sellers, subject to the satisfaction of certain closing conditions, all ownership interests in TECHTOM and any and all claims, notes and other liabilities owed by TECHTOM to the Sellers (the “Acquisition”). Although no assurances can be made that the Acquisition will be completed, upon such Acquisition, TECHTOM would become a wholly-owned subsidiary of the Company.

Pursuant to the Purchase Agreement, the Company agreed to pay the Sellers, against delivery of all Ownership and Claims, the following aggregate acquisition price: (i) $1,700,000 cash consideration (the “Cash Consideration”); and (ii) one hundred (100) shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”), which class of Series C Preferred is to be designated prior to the closing of the Acquisition. It is contemplated that the Series C Preferred will have, among others, the following rights, preferences and limitation: (i) a stated value of $10,000 per share; (ii) no right to receive dividends; (iii) the right to convert each share into twenty thousand shares of the Company’s common stock, which right is subject to a 4.99% beneficial ownership limitation; and (iv) the right to vote with the Company’s shareholders on an as-converted basis. The rights and preferences of the Series C Preferred are set forth in further detail in the form of Certificate of Designation attached as an exhibit to the Purchase Agreement and which description is qualified in its entirety to such exhibit, which is incorporated herein by reference.

Results of Operations

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018

Revenues

Our revenues consisted of the following types:

	For the Three Months Ended
	March 31,
	2019	2018

Product sales	$169,440	$118,352
Contract services	25,512	109,688
Total revenue	$194,952	$228,040

For the three months ended March 31, 2019 and 2018, we generated $194,952 and $228,040 of revenues, a decrease of $33,088, or 15%. The decrease was primarily due to a decrease in service contract completions during the first quarter of 2019.

Our revenues during the three months ended March 31, 2019 consisted of sales of our component product, CFV thermal management solution, ISC battery cell product as well as certain research and development contract services. Our revenues during the three months ended March 31, 2018 consisted of sales of our CFV thermal management solution and PCM heat sinks as well as certain research and development contract services.

Our revenue for the three months ended March 31, 2019 and 2018 was generated from 10 and 4 different customers, respectively.

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

For the three months ended March 31, 2019 and 2018, cost of revenues was $61,517 and $149,947, respectively. The decrease was primarily due to lower sales of higher margin products.

We generated a gross profit of $133,435 for the three months ended March 31, 2019 as compared to a gross profit of $78,093 for the three months ended March 31, 2018, representing an improvement in gross profit of $55,342, or 71%. The gross margin percentage was 68% and 34% for the three months ended March 31, 2019 and 2018, respectively. The increase during the 2019 period resulted primarily from a more favorable product mix being sold as compared to the previous period.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended March 31, 2019, R&D expenses decreased by $6,492 to $113,192 from $119,684 for the three months ended March 31, 2018. The decrease is attributable to a decrease in the purchase of R&D consumable supplies.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the three months ended March 31, 2019, selling, general and administrative expenses decreased by $198,749 to $585,491 from $784,240 for the three months ended March 31, 2018. The decrease is primarily due to decreased non-cash stock-based compensation expense of approximately $135,000 due to certain awards becoming fully vested in the second quarter of 2018, decreased salaries and other benefits of approximately $35,000 from the allocation of employers payroll taxes to cost of goods sold and R&D, decreased professional fees of approximately $34,000, decreased travel expenses of approximately $20,000, partially offset by an increase in rent expense of approximately $25,000 due to entering into a new lease agreement.

Other Expense

For the three months ended March 31, 2019, other expense increased by $431 to $445 from $14 for the three months ended March 31, 2018. The increase in other expense is primarily due to increased interest expense related to the financing of the D&O insurance policy acquired during the fourth quarter of 2018.

Liquidity and Capital Resources

For the three months ended March 31, 2019 and 2018, cash used in operating activities was $286,420 and $470,370, respectively. Our cash used in operations for the three months ended March 31, 2019 was primarily attributable to our net loss of $565,693, adjusted for non-cash expenses in the aggregate amount of $51,030, partially offset by $228,243 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2018 was primarily attributable to our net loss of $825,845, adjusted for non-cash expenses in the aggregate amount of $188,578, partially offset by $166,897 of net cash provided by changes in the levels of operating assets and liabilities.

There were no cash flows from investing activities for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, cash provided by financing activities was $155,000 and $0, respectively. Our cash provided by financing activities for the three months ended March 31, 2019 was due to the net proceeds of our common stock offering.

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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements.

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we sold an aggregate of 234,849 shares of common stock at $0.66 per share to certain accredited investors in aggregate gross proceeds of $155,000, which proceeds will be used for general corporate expenses and other research and development expenses. The issuances of securities were made pursuant to the exemption from registration under Section 4(a)(2), Regulation S and Rule 506 of Regulation D under the Securities Act for transactions not involving a public offering and transactions with “accredited investors” as defined under the Securities Act.

On April 12, 2019, we sold an aggregate of 717,120 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $473,300. The issuances of securities were made pursuant to the exemption from registration under Section 4(a)(2), Regulation S and Rule 506 of Regulation D under the Securities Act for transactions not involving a public offering and transactions with “accredited investors” as defined under the Securities Act.

On April 30, 2019, the Company conducted a final closing of a private placement offering of its common stock at $0.66 per share. In connection with the final closing, the Company received gross proceeds of $270,000, for which it issued 409,090 shares of common stock to accredited investors. The aggregate proceeds received by the Company in connection with the offering was an aggregate of $1,612,300, against which the Company issued an aggregate of 2,442,879 shares of common stock. In connection with this offering, the Company and the accredited investors entered into a Subscription Agreement, as supplemented, which Subscription Agreement is filed as Exhibit 10.1 hereto and incorporated herein by reference. The offering was conducted and the issuance of securities were made pursuant to the exemption from registration under Section 4(a)(2), Regulation S and Rule 506 of Regulation D under the Securities Act for transactions not involving a public offering and transactions with “accredited investors” as defined under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Subscription Agreement, as supplemented, for Common Stock Offering

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

May 14, 2019	By	/s/ Michael Mo
Michael Mo Chief Executive Officer and Chairman (Principal Executive Officer)

May 14, 2019	By	/s/ Simon Westbrook
Simon Westbrook Chief Financial Officer (Principal Financial and Accounting Officer)

