Form 10-Q
period 2019-06-30
KULR Technology Group, Inc.
filed 2019-08-14
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of August 12, 2019, there were 80,975,655 shares of Common Stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash	$144,314	$229,896
Accounts receivable	62,475	112,224
Inventory	8,304	9,594
Prepaid expenses	41,410	27,033
Other current assets	17,016	27,569
Deferred expenses	92,516	-

Total Current Assets	366,035	406,316
Property and equipment, net	38,758	44,791
Deferred offering costs	15,000	-

Total Assets	$419,793	$451,107

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$184,598	$117,995
Accrued expenses and other current liabilities	546,569	374,330
Accrued expenses and other current liabilities - related party	58,919	83,919

Total Current Liabilities	790,086	576,244

Commitments and contingencies (See Note 9)

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated;
none issued and outstanding
at June 30, 2019 and December 31, 2018	-	-
Series B Preferred Stock, 31,000 shares designated;
30,858 issued and outstanding
at June 30, 2019 and December 31, 2018	3	3
Common stock, $0.0001 par value, 500,000,000 shares authorized;
80,092,315 and 78,706,256 shares issued and outstanding
at June 30, 2019 and December 31, 2018, respectively	8,009	7,871
Additional paid-in capital	7,225,363	6,283,548
Accumulated deficit	(7,603,668)	(6,416,559)

Total Stockholders' Deficiency	(370,293)	(125,137)

Total Liabilities and Stockholders' Deficiency	$419,793	$451,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$56,310	$171,091	$251,262	$399,131

Cost of revenue	28,550	33,470	90,067	183,417

Gross Profit	27,760	137,621	161,195	215,714

Operating Expenses:
Research and development	114,547	119,006	227,739	238,690
Selling, general and administrative	534,262	663,018	1,119,753	1,447,258

Total Operating Expenses	648,809	782,024	1,347,492	1,685,948

Loss From Operations	(621,049)	(644,403)	(1,186,297)	(1,470,234)

Other Expense:
Interest expense, net	(367)	(219)	(812)	(233)

Total Other Expense	(367)	(219)	(812)	(233)

Net Loss	$(621,416)	$(644,622)	$(1,187,109)	$(1,470,467)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	79,918,048	77,385,972	79,365,031	77,303,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2019
	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance - January 1, 2019	30,858	$3	78,706,256	$7,871	$6,283,548	$(6,416,559)	$(125,137)

Stock-based compensation	-	-	25,000	3	36,057	-	36,060

Common stock issued for cash	-	-	234,849	23	154,977	-	155,000

Net loss	-	-	-	-	-	(565,693)	(565,693)

Balance - March 31, 2019	30,858	$3	78,966,105	$7,897	$6,474,582	$(6,982,252)	$(499,770)

Stock-based compensation	-	-	-	-	7,593	-	7,593

Common stock issued for cash	-	-	1,126,210	112	743,188	-	743,300
							-
Net loss	-	-	-	-	-	(621,416)	(621,416)

Balance - June 30, 2019	30,858	$3	80,092,315	$8,009	$7,225,363	$(7,603,668)	$(370,293)

	FOR THE SIX MONTHS ENDED JUNE 30, 2018
					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - January 1, 2018	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

Stock-based compensation	-	-	182,957	-	182,957

Net loss	-	-	-	(825,845)	(825,845)

Balance - March 31, 2018	77,440,000	$7,744	$5,273,239	$(5,184,165)	$96,818

Stock-based compensation	-	-	124,835	-	124,835

Net loss	-	-	-	(644,622)	(644,622)

Balance - June 30, 2018	77,440,000	$7,744	$5,398,074	$(5,828,787)	$(422,969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(1,187,109)	$(1,470,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,033	8,524
Write-down of inventory	90	-
Stock-based compensation	93,111	307,792
Changes in operating assets and liabilities:
Accounts receivable	49,749	32,862
Inventory	1,200	-
Prepaid expenses	(14,377)	64,801
Other current assets	10,553	-
Deferred expenses	(92,516)	-
Accounts payable	66,603	169,291
Accrued expenses and other current liabilities	122,781	37,946
Accrued expenses and other current liabilities - related party	(25,000)	(92,038)
Deferred revenue	-	161,909

Total Adjustments	218,227	691,087

Net Cash Used In Operating Activities	(968,882)	(779,380)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(8,350)

Net Cash Used In Investing Activities	-	(8,350)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	898,300	-
Payment of deferred offering costs	(15,000)	-

Net Cash Provided By Financing Activities	883,300	-

Net Decrease In Cash	(85,582)	(787,730)

Cash - Beginning of Period	229,896	895,761

Cash - End of Period	$144,314	$108,031

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$446	$294
Income taxes	$-	$2,400

Non-cash investing and financing activities:
Accrual of deferred offering costs	$-	$30,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2019 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 29, 2019.

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

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were no uninsured cash balances as of June 30, 2019 and December 31, 2018.

Customer concentrations are as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30, 2019	December 31, 2018
	2019	2018	2019	2018

Customer A	*	21%	*	37%	*	*
Customer B	*	*	*	27%	*	*
Customer C	*	70%	*	30%	*	63%
Customer D	17%	*	*	*	16%	37%
Customer E	64%	*	14%	*	68%	*
Customer F	18%	*	*	*	16%	*
Customer G	*	*	47%	*	*	*
Total	99%	91%	61%	94%	100%	100%

* Less than 10%

There is no assurance the Company will continue to receive significant revenues from any of these customers. A reductions or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer, or termination of agreements with significant customers, could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentrations, its gross profit and operating income could fluctuate significantly due to changes in political, environmental, or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company’s significant customers.

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

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

Note 3	Summary of Significant Accounting Policies – Continued

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers a report to the customer.

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Product sales	$52,310	$134,791	$221,750	$253,143
Contract services	4,000	36,300	29,512	145,988
Total revenue	$56,310	$171,091	$251,262	$399,131

As of June 30, 2019 and December 31, 2018, the Company did not have any contract assets or contract liabilities from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. During the three and six months ended June 30, 2019 and 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Non-vested restricted stock	-	54,028	-	136,970
Series B Convertible Preferred Stock	1,542,900	-	1,542,900	-
Options	300,000	-	300,000	-
Total	1,842,900	54,028	1,842,900	136,970

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

Note 4	Deferred Expenses

Deferred expenses consist of labor and materials that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of June 30, 2019, deferred expenses were $92,516, which consisted of labor and materials, totaling $43,843 and $48,673, respectively. As of December 31, 2018, there were no deferred expenses.

Note 5	Accrued Expenses and Other Current Liabilities

As of June 30, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
	(unaudited)
Payroll and vacation	$388,894	$252,043
Legal and professional fees	29,745	47,502
Travel expenses	55,226	48,248
Payroll and income tax payable	10,792	12,678
Research and development expenses	-	2,850
Credit card payable	4,475	4,586
Accrued issuable equity	49,459	3,960
Rent	176	176
Other	7,802	2,287
Total accrued expenses and other current liabilities	$546,569	$374,330

The Company has agreed to issue an aggregate of 43,895 shares of common stock and warrants to purchase 75,000 shares of common stock for consulting fees. As of June 30, 2019, the stock and warrants had not been issued and, as a result, $49,459 of accrued issuable equity at fair value was included within accrued expenses and other current liabilities.

Note 6	Related Party Transactions

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related parties consist of a liability of $58,919 and $83,919 as of June 30, 2019 and December 31, 2018, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions.

Note 7	Stockholders' Deficiency

Common Stock

During the six months ended June 30, 2019, the Company sold an aggregate of 1,361,059 shares of common stock at $0.66 per share to accredited investors for aggregate gross cash proceeds of $898,300.

Stock-Based Compensation

During the three and six months ended June 30, 2019, the Company recognized stock-based compensation expense of $45,171 and $93,111 (which includes the issuance of 25,000 shares of immediately-vested common stock for legal fees of $36,060), respectively, and during the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of  $124,835 and $307,792, respectively, related to restricted common stock, stock options and warrants, which are included within general and administrative expenses on the condensed consolidated statements of operations. As of June 30, 2019, there was $137,003 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.5 years.

Note 7	Stockholders' Deficiency – Continued

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

See Note 10 - Subsequent Events for details associated with the termination of the Purchase Agreement.

Note 8	Leases

The Company has two operating leases for real estate which have remaining terms that are less than one year. The Company elected not to recognize short-term leases on the balance sheet and all costs were recognized as selling, general and administrative expenses on the condensed consolidated statements of operations. For the three and six months ended June 30, 2019, operating lease expense was $40,103 and $80,488, respectively. For the three and six months ended June 30, 2018, operating lease expense was $31,505 and $46,666, respectively. As of June 30, 2019, the Company does not have any financing leases.

Note 9	Commitments and Contingencies

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement shall be effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement. For the three and six months ended June 30, 2019, the Company recorded royalties of $690 that were included within cost of revenues. There were no sales of the licensed products during 2018, such that no royalties were earned during the three and six months ended June 30, 2018.

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

On July 5, 2019, the Company entered into a Rescission and Termination Agreement (the “Termination Agreement”) with the Sellers (each Seller, individually, and the Company, a “Party” or collectively, the “Parties”) holding 100% of the ownership interest in TECHTOM to terminate the Purchase Agreement.

Pursuant to the Termination Agreement, each of the Parties mutually agreed (i) to rescind and terminate the Purchase Agreement, relieving each Party of their respective duties and obligations arising under the Purchase Agreement; and (ii) to a general release of all other respective Parties from all claims arising out of the Purchase Agreement or the Termination Agreement. Each Party is responsible for all costs and expenses incurred by such Party in connection with the Purchase Agreement or the Termination Agreement.

Note 10	Subsequent Events

Common Stock

On July 8, 2019, the Company issued 25,000 shares of common stock at $0.66 per share in connection with services provided.

On July 9, 2019, the Company issued an aggregate of 39,790 shares of common stock at $0.66 per share in connection with services provided.

Registration Statement

On July 11, 2019, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The shelf registration was declared effective by the SEC, on August 1, 2019. The registration statement will allow the Company to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, shares of its common stock, shares of our preferred stock or warrants, either individually or in units, with a total value of up to $50,000,000.

Series B Convertible Preferred Stock

Subsequent to June 30, 2019, holders of Series B Convertible Preferred Stock converted an aggregate of 16,371 shares of Series B Convertible Preferred Stock into an aggregate of 818,550 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. ("KULR" and, including its subsidiary, KULR Technology Corporation (“KULR”), the “Company”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2018 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Report, in our other reports filed with the SEC, and other factors that we may not know.

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across an array of applications. Currently, we are focused on targeting the following applications: electric vehicles and autonomous driving systems (collectively referred to herein as “E-Mobility”); artificial intelligence and Cloud computing; energy storage; and 5G communication technologies. Our proprietary core technology is a carbon fiber material, with roots in aerospace and defense, that provides what we believe to be superior thermal conductivity and heat dissipation in an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with NASA, the Jet Propulsion Lab and others, our products and services make E-Mobility battery powered products safer and more stable.

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

In addition to evolving demands led by consumer-preferences, we have observed trending manufacturer-led opportunities in industries that have become increasingly more reliant on the Cloud, on portability and on high-demand processing power. For example, car manufacturers are increasingly providing options that take over the responsibility for driving, diagnosing its own service requirements and analyzing on-board systems data and efficiency. The communications and entertainment industries are leveraging increasingly more powerful and portable devices to deliver live and high-definition content and experiences. These innovations will require high bandwidth communication devices that can handle the power drain and computational requirements to keep up with the sophisticated security and software tools that will power these advanced product offerings. As a result of these manufacturer and consumer trends, we believe that the new generations of high-powered, small form-factor semiconductors are out-pacing the ability to control unwanted heat generation in lithium ion batteries.

The above-described advances in micro technology, portable power, and compact energy efficient devices linked to an ever-widening Internet of Things (“IoT”) via the Cloud are driving opportunities that forms the focus of the Company’s business development plan. We believe that our core technology and historical development focus on improving lithium-ion battery performance and safety, positions us in a competitively advantageous position to enhance key components to the evolving mobile applications for a wide range of consumer products and IoT. We have found that as chip performance increases, power consumption increases, and more heat is generated as a byproduct. When chip size reduces, there is an increased potential for a hot spot on the chip, which can degrade system performance, or even cause spontaneous combustion. However, electronic system components must operate within a specific temperature range on both the high and low end to operate properly. After strenuous testing, we believe we have developed heat management solutions that significantly improve upon traditional heat storage and dissipation solutions and improve upon their rigidity and durability. We also believe that the traditional solutions are not equipped to handle the evolving marketplace. However, through a combination of custom design services and provision of proprietary hardware solutions, our products reduce manufacturing complexity and provide a lighter weight solution than traditional thermal management materials and, we believe, can meet the heat management demands of components and batteries being designed into the newest mobile technologies and applications.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising additional funds in the future.

Recent Developments

Termination of the Securities Purchase Agreement

On July 5, 2019, the Company entered into a Rescission and Termination Agreement (the “Termination Agreement”) with the stockholders (the “Sellers”) (each Seller, individually, and the Company, a “Party” or collectively, the “Parties”) holding 100% of the ownership interest in TECHTOM Co., Ltd. (“TECHTOM”) to terminate the Securities Purchase Agreement between the Company and the Sellers, dated April 2, 2019 (the “Purchase Agreement”). The Company originally entered into the Purchase Agreement to, among other things, purchase all the ownership interests of TECHTOM from the Sellers, as previously disclosed in the Company’s Form 8-K filed on April 3, 2019.

Pursuant to the Termination Agreement, each of the Parties mutually agreed (i) to rescind and terminate the Purchase Agreement, relieving each Party of their respective duties and obligations arising under the Purchase Agreement; and (ii) to a general release of all other respective Parties from all claims arising out of the Purchase Agreement or the Termination Agreement. Each Party is responsible for all costs and expenses incurred by such Party in connection with the Purchase Agreement or the Termination Agreement.

Change of Ticker Symbol

Effective on July 11, 2019, the Company changed its trading symbol from “KUTG” to “KULR.”

Results of Operations

Three and Six Months Ended June 30, 2019 Compared With Three and Six Months Ended June 30, 2018

Revenues

Our revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Product sales	$52,310	$134,791	$221,750	$253,143
Contract services	4,000	36,300	29,512	145,988
Total revenue	$56,310	$171,091	$251,262	$399,131

For the three months ended June 30, 2019 and 2018, we generated $56,310 and $171,091 of revenues, a decrease of $114,781, or 67%. The decrease was primarily due to a decrease in the volume of product sales, as well as the decrease in service contract completions during the second quarter of 2019.

Our revenues during the three months ended June 30, 2019 primarily consisted of sales of our component product, CFV thermal management solution, ISC battery cell products, as well as certain research and development contract and onsite engineering services. Our revenues during the three months ended June 30, 2018 consisted of sales of our component product, CFV thermal management solution as well as certain research and development contract services.

Our revenue for the three months ended June 30, 2019 and 2018 was generated from 4 and 6 different customers, respectively.

For the six months ended June 30, 2019 and 2018, we generated $251,262 and $399,131 of revenues, a decrease of $147,869, or 37%. The decrease was primarily due to a decrease in service contract completions during the 2019 period.

Our revenues during the six months ended June 30, 2019 consisted of our component product, CFV thermal management solution, ISC battery cell products as well as certain research and development contract and onsite engineering services Our revenues during the six months ended June 30, 2018 consisted of sales of our component product, CFV thermal management solution, sales of an Original Equipment Manufacturer (“OEM”) product as well as certain research and development contract services.

Our revenue for the six months ended June 30, 2019 and 2018 was generated from 13 and 10 different customers, respectively.

Cost of Revenues

Cost of revenues consists of the cost of our products as well as labor expenses directly related to product sales or research contract services.

Generally, we earn greater margins on revenue from products compared to revenue from services, so product mix plays an important part in our reported average margins for any period. Also, we are introducing new products in the early stages of our development cycle and the margins earned can vary significantly between period, customers and products due to the learning process, customer negotiating strengths, and product mix.

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

For the three months ended June 30, 2019 and 2018, cost of revenues was $28,550 and $33,470, respectively, a decrease of $4,920, or 15%. The decrease was primarily due to lower sales of higher margin products. The gross margin percentage was 49% and 80% for the three months ended June 30, 2019 and 2018, respectively. The decrease in margins during the 2019 period was primarily due to a reduction in sales of higher margin products as compared to the 2018 period.

For the six months ended June 30, 2019 and 2018, cost of revenues was $90,067 and $183,417, respectively, a decrease of $93,350, or 51%. The decrease was primarily due to increased volume of contracts in the 2018 period, which requested additional labor and materials. The gross margin percentage was 64% and 54% for the six months ended June 30, 2019 and 2018, respectively. The increase during the 2019 period resulted primarily from a more favorable product mix being sold as compared to the previous period.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended June 30, 2019, R&D expenses decreased by $4,459, or 4%, to $114,547 from $119,006 for the three months ended June 30, 2018. The decrease is attributable to expenses associated with R&D supplies.

For the six months ended June 30, 2019, R&D expenses decreased by $10,951, or 5%, to $227,739 from $238,690 for the six months ended June 30, 2018. The decrease is attributable to expenses associated with R&D supplies.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the three months ended June 30, 2019, selling, general and administrative expenses decreased by $128,756, or 19%, to $534,262 from $663,018 for the three months ended June 30, 2018. The decrease is primarily due to decreased professional fees of approximately $50,000 resulting from the termination of multiple consulting agreements, non-cash stock-based compensation expense of approximately $80,000, payroll and benefit expense of approximately $31,000, partially offset by increased travel expense of approximately $26,000.

For the six months ended June 30, 2019, selling, general and administrative expenses decreased by $327,505, or 23%, to $1,119,753 from $1,447,258 for the six months ended June 30, 2018. The decrease is primarily due to a reduction in payroll and benefit expenses of $66,000, professional fees of approximately $75,000, non-cash stock-based compensation expense of approximately $215,000, partially offset by increased rent expense of approximately $34,000.

Liquidity and Capital Resources

For the six months ended June 30, 2019 and 2018, cash used in operating activities was $968,882 and $779,380, respectively. Our cash used in operations for the six months ended June 30, 2019 was primarily attributable to our net loss of $1,187,109, adjusted for non-cash expenses in the aggregate amount of $99,234, partially offset by $118,993 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2018 was primarily attributable to our net loss of $1,470,467, adjusted for non-cash expenses in the aggregate amount of $316,316, partially offset by $374,771 of net cash provided by changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2019 and 2018, cash used in investing activities was $0 and $8,350, respectively. Cash used in investing activities during the six months ended June 30, 2018 was due to purchases of equipment.

For the six months ended June 30, 2019, and 2018, cash provided by financing activities was $883,300 and $0, respectively. Cash provided by financing activities the six months ended June 30, 2019 consisted of approximately $898,000 proceeds from sale of common stock, partially offset by the payment of $15,000 of deferred offering costs.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Amendment dated December 31, 2018 (1)

10.1	Securities Purchase Agreement dated April 2, 2019 (2)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith

**Furnished herewith

(1) Previously filed as an exhibit to Form 8-K on January 7, 2019 and incorporated herein by this reference

(2) Previously filed as an exhibit to Form 8-K on April 3, 2019 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

August 14, 2019	By	/s/ Michael Mo
Michael Mo Chief Executive Officer and Chairman (Principal Executive Officer)

August 14, 2019	By	/s/ Simon Westbrook
Simon Westbrook Chief Financial Officer (Principal Financial and Accounting Officer)

