Form 10-Q
period 2019-09-30
KULR Technology Group, Inc.
filed 2019-11-01
CIK 1662684

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of October 29, 2019, there were 81,071,831 shares of common stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash	$76,061	$229,896
Accounts receivable	395,706	112,224
Inventory	43,645	9,594
Prepaid expenses	35,344	27,033
Other current assets	37,389	27,569

Total Current Assets	588,145	406,316
Property and equipment, net	35,347	44,791

Total Assets	$623,492	$451,107

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$332,749	$117,995
Accrued expenses and other current liabilities	547,553	374,330
Accrued expenses and other current liabilities - related party	18,919	83,919

Total Current Liabilities	899,221	576,244

Commitments and contingencies (See Note 8)

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series B Preferred Stock, 31,000 shares designated; 14,487 and 30,858 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	3
Series C Preferred Stock, 400 shares designated; 20.68 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 81,071,831 and 78,706,256 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	8,107	7,871
Additional paid-in capital	7,587,365	6,283,548
Accumulated deficit	(7,871,202)	(6,416,559)

Total Stockholders' Deficiency	(275,729)	(125,137)

Total Liabilities and Stockholders' Deficiency	$623,492	$451,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$526,722	$482,798	$777,984	$881,929

Cost of revenue	109,051	75,384	199,118	258,801

Gross Profit	417,671	407,414	578,866	623,128

Operating Expenses:
Research and development	137,970	161,194	365,709	399,884
Selling, general and administrative	546,982	461,377	1,666,735	1,908,635

Total Operating Expenses	684,952	622,571	2,032,444	2,308,519

Loss From Operations	(267,281)	(215,157)	(1,453,578)	(1,685,391)

Other (Expense) Income:
Interest expense, net	(503)	(269)	(1,315)	(502)
Other income	250	-	250	-
Change in fair value of accrued issuable equity	-	24,175	-	24,175

Total Other (Expense) Income	(253)	23,906	(1,065)	23,673

Net Loss	$(267,534)	$(191,251)	$(1,454,643)	$(1,661,718)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	80,380,640	77,785,191	79,803,396	77,513,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	Series B Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance - January 1, 2019	30,858	$3	-	$-	78,706,256	$7,871	$6,283,548	$(6,416,559)	$(125,137)

Stock-based compensation	-	-	-	-	25,000	3	36,057	-	36,060

Common stock issued for cash	-	-	-	-	234,849	23	154,977	-	155,000

Net loss	-	-	-	-	-	-	-	(565,693)	(565,693)

Balance - March 31, 2019	30,858	3	-	-	78,966,105	7,897	6,474,582	(6,982,252)	(499,770)

Stock-based compensation	-	-	-	-	-	-	7,593	-	7,593

Common stock issued for cash	-	-	-	-	1,126,210	112	743,188	-	743,300

Net loss	-	-	-	-	-	-	-	(621,416)	(621,416)

Balance - June 30, 2019	30,858	3	-	-	80,092,315	8,009	7,225,363	(7,603,668)	(370,293)

Stock-based compensation	-	-	-	-	160,966	16	188,082	-	188,098

Common stock issued upon conversion of Series B Convertible Preferred Stock	(16,371)	(2)	-	-	818,550	82	(80)	-	-

Series C Convertible Preferred Stock and warrants issued for cash, net of issuance costs [1]	-	-	20.68	-	-	-	139,000	-	139,000

Forgiveness of accrued expenses by related party	-	-	-	-	-	-	35,000	-	35,000

Net loss	-	-	-	-	-	-	-	(267,534)	(267,534)

Balance - September 30, 2019	14,487	$1	20.68	$-	81,071,831	$8,107	$7,587,365	$(7,871,202)	$(275,729)

[1] Includes gross proceeds of $186,000, less cash issuance costs of $47,000.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance - January 1, 2018	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

Stock-based compensation	-	-	182,957	-	182,957

Net loss	-	-	-	(825,845)	(825,845)

Balance - March 31, 2018	77,440,000	7,744	5,273,239	(5,184,165)	96,818

Stock-based compensation	-	-	124,835	-	124,835

Net loss	-	-	-	(644,622)	(644,622)

Balance - June 30, 2018	77,440,000	7,744	5,398,074	(5,828,787)	(422,969)

Common stock issued for cash, net of issuance costs [2]	581,819	58	352,342	-	352,400

Net loss	-	-	-	(191,251)	(191,251)

Balance - September 30, 2018	78,021,819	$7,802	$5,750,416	$(6,020,038)	$(261,820)

[2] Includes gross proceeds of $384,000, less issuance costs of $31,600 ($25,000 of cash and $6,600 of non-cash).

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(1,454,643)	$(1,661,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,444	11,824
Change in fair value of accrued issuable equity	-	(24,175)
Write-down of inventory	90	-
Stock-based compensation	231,751	402,656
Changes in operating assets and liabilities:
Accounts receivable	(283,482)	(3,638)
Inventory	(34,141)	-
Prepaid expenses	(8,311)	23,733
Other current assets	(9,820)	(2,362)
Accounts payable	214,754	-
Accrued expenses and other current liabilities	158,223	216,267
Accrued expenses and other current liabilities - related party	(30,000)	(78,680)
Deferred revenue	-	51,158

Total Adjustments	248,508	596,783

Net Cash Used In Operating Activities	(1,206,135)	(1,064,935)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(15,476)

Net Cash Used In Investing Activities	-	(15,476)

Cash Flows From Financing Activities:
Proceeds from sale of Series C Convertible Preferred Stock and warrants [1]	169,000	-
Proceeds from sale of common stock [2]	898,300	359,000
Payment of offering costs	(15,000)	-

Net Cash Provided By Financing Activities	1,052,300	359,000

Net Decrease In Cash	(153,835)	(721,411)

Cash - Beginning of Period	229,896	895,761

Cash - End of Period	$76,061	$174,350

[1] Includes gross proceeds of $186,000, less cash issuance costs of $17,000.

[2] Includes gross proceeds of $384,000, less withheld issuance costs of $25,000 for the nine months ended September 30, 2018. There were no issuance costs for the nine months ended September 30, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$446	$646
Income taxes	$-	$2,400

Non-cash investing and financing activities:
Common stock equity offering issuance costs	$-	$6,600
Accrual of offering costs	$15,000	$-
Common stock issued upon conversion of Series B Convertible Preferred Stock	$82	$-
Forgiveness of accrued expenses by related party	$35,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1	Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting the following applications: electric vehicles and autonomous driving systems (collectively referred to herein as “E-Mobility”); artificial intelligence and Cloud computing; energy storage; and 5G communication technologies. KULR provides heat management solutions to enhance the performance and safety of battery packs used in electric vehicles, communication devices, and aerospace and defense applications.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 29, 2019.

Note 2	Going Concern and Management’s Plans

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. These raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were no uninsured cash balances as of September 30, 2019 and December 31, 2018.

Customer concentrations are as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of September 30,	As of December 31,
	2019	2018	2019	2018	2019	2018
Customer A	67%	92%	46%	64%	90%	63%
Customer B	14%	*	10%	*	*	*
Customer C	*	*	15%	*	*	*
Customer D	*	*	*	17%	*	*
Customer E	*	*	*	12%	*	*
Customer F	*	*	*	*	*	37%
Total	82%	92%	71%	93%	90%	100%

* Less than 10%

There is no assurance the Company will continue to receive significant revenues from any of these customers. Any reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer, or termination of agreements with significant customers, could materially harm the Company’s business and prospects. As a result of the Company’s significant customer concentrations, its gross profit and results from operations could fluctuate significantly due to changes in political, environmental, or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company’s significant customers.

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

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point the customer obtains controls of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers a report to the customer.

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product sales	$464,772	$482,798	$686,522	$735,941
Contract services	61,950	-	91,462	145,988
Total revenue	$526,722	$482,798	$777,984	$881,929

As of September 30, 2019 and December 31, 2018, the Company did not have any contract assets or contract liabilities from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. During the three and nine months ended September 30, 2019 and 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Series B Convertible Preferred Stock	724,350	-	724,350	-
Series C Convertible Preferred Stock	206,800	-	206,800	-
Options	400,000	-	400,000	-
Warrants	201,700	-	201,700	-
Total	1,532,850	-	1,532,850	-

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

Recently Issued Accounting Pronouncements

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 4	Accrued Expenses and Other Current Liabilities

As of September 30, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Payroll and vacation	$459,259	$252,043
Legal and professional fees	45,500	47,502
Travel expenses	20,812	48,248
Payroll and income tax payable	7,818	12,678
Research and development expenses	-	2,850
Credit card payable	4,835	4,586
Accrued issuable equity	-	3,960
Rent	176	176
Other	9,153	2,287
Total accrued expenses and other current liabilities	$547,553	$374,330

Note 5	Related Party Transactions

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related parties consist of a liability of $18,919 and $83,919 as of September 30, 2019 and December 31, 2018, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions.

On September 30, 2019, ESLI agreed to forgive $35,000 of previously accrued consulting fees. As a result, the Company accounted for the forgiveness as a capital contribution by reducing accrued expenses and other current liabilities by $35,000 with a corresponding credit to additional paid-in capital.

Note 6	Stockholders' Deficiency

Common Stock

During the nine months ended September 30, 2019, the Company sold an aggregate of 1,361,059 shares of common stock at $0.66 per share to accredited investors for aggregate cash proceeds of $898,300.

Series B Convertible Preferred Stock

During the nine months ended September 30, 2019, holders of Series B Convertible Preferred Stock elected to convert an aggregate of 16,371 shares of Series B Convertible Preferred Stock into an aggregate of 818,550 shares of common stock.

Series C Convertible Preferred Stock

On August 19, 2019, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Designation”), which became effective upon filing. Pursuant to the Certificate of Designation, the Company designated 400 shares as Series C Convertible Preferred Stock out of the authorized and unissued preferred stock of the Company, par value $0.0001 per share.

Series C Convertible Preferred Stock is senior in liquidation preference to the Company’s common stock for an amount equal to the stated value per share of $10,000 (“Stated Value”). Holders of shares of Series C Convertible Preferred Stock shall vote on an as-if-converted-to-common-stock basis with the common stock. Holders of shares of Series C Convertible Preferred Stock are entitled to receive dividends when, as and if declared by the Board of Directors, at an annual rate of twelve percent (12%) beginning one year after each share’s issuance. The Company may elect to redeem all or part of each share of Series C Convertible Preferred Stock for the Stated Value.

Each share of Series C Convertible Preferred Stock, if converted within 180 days of such share’s initial issuance, is convertible into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) $1.00 per share. Each share of Series C Convertible Preferred Stock, if converted on or after the 181st day of its initial issuance, is convertible into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) 75% of the average of the trading prices five days prior to conversion but in no case less than $0.90 per share. In addition, all outstanding shares of Series C Convertible Preferred Stock may be automatically converted upon the occurrence of a qualified offering of at least $5 million of gross proceeds (“Qualified Offering”) or an approved listing of common stock on a national stock exchange (“Uplisting”). In the event of a Qualified Offering, each share of Series C Convertible Preferred Stock would be converted into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) 85% of the price of the securities sold in the Qualified Offering. In the event of an Uplisting, each share of Series C Convertible Preferred Stock would be converted into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) if converted within 180 days of such share’s initial issuance, $1.00 per share, and if converted on or after the 181st day of its initial issuance, 75% of the average of the trading prices five days prior to conversion but in no case less than $0.90 per share.

During the three months ended September 30, 2019, the Company sold to certain investors an aggregate of 20.68 shares of Series C Convertible Preferred Stock and two-year immediately vested warrants to purchase an aggregate of 51,700 shares of the Company’s common stock at an exercise price of $1.50 per share for aggregate gross proceeds of $186,000, less cash issuance costs of $47,000, for aggregate net proceeds of $139,000. The warrants, which were determined to be classified within stockholders’ deficiency, had an aggregate issuance date fair value of $10,779. The Company has computed the fair value of warrants using the Black-Scholes pricing model with the following assumptions: risk free interest rate – 1.53% - 1.74%; expected term – 2 years, expected volatility – 97%, expected dividends – 0%.

The Series C Convertible Preferred Stock is redeemable at the Company’s option, therefore it has been classified within stockholders’ deficiency on the condensed consolidated balance sheet. An overall analysis of its features performed by the Company determined that the Series C Convertible Preferred Stock was more akin to equity. As a result, while the embedded conversion option (“ECO”) contained certain anti-dilution price protection mechanisms, since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and accounted for as a derivative liability under ASC 815. The Company determined that the Series C Convertible Preferred Stock did not contain a beneficial conversion feature, since the conversion price exceeded the estimated fair value of the Company’s common stock as of the commitment date, except upon a conversion in the event of a Qualified Offering, which was determined to be a contingent beneficial conversion feature, which will be measured when the contingency is resolved and, if determined to be beneficial at such time, will be recognized.

Stock-Based Compensation

During the three and nine months ended September 30, 2019, the Company recognized stock-based compensation expense of $138,640 and $231,751 (which includes the issuance of 185,966 shares common stock for $133,660 of services provided), respectively, and during the three and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $94,864 and $402,656, respectively, related to restricted common stock, stock options and warrants, which are included within general and administrative expenses on the condensed consolidated statements of operations. As of September 30, 2019, there was $152,794 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.98 years.

Note 7	Leases

The Company has two operating leases for real estate which have remaining terms that are less than one year. The Company elected not to recognize short-term leases on the balance sheet and all costs were recognized as selling, general and administrative expenses on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, operating lease expense was $41,281 and $121,769, respectively. For the three and nine months ended September 30, 2018, operating lease expense was $40,373 and $87,039, respectively. As of September 30, 2019, the Company does not have any financing leases.

Note 8	Commitments and Contingencies

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement shall be effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement. For the three and nine months ended September 30, 2019, the Company recorded royalties of $450 and $1,140, respectively, that were included within cost of revenues. There were no royalties earned during the three and nine months ended September 30, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. ("KULR" and, including its subsidiary, KULR Technology Corporation (“KULR”), the “Company”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2018 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Report, in our other reports filed with the SEC, and other factors that we may not know.

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

Our management’s growth strategy has put particular focus on targeting E-Mobility applications for its core technology. We believe we are well-positioned to provide a broad range of E-mobility solutions, and intend to expand our business through internal growth and acquisition. In the case of acquisitions, we seek to acquire businesses in related markets that are synergistic to our existing operations, technologies, and management experience. This focus will highlight markets in which we can: (1) integrate our existing technology into the acquiree’s product offerings or simultaneously offer our products and services through the acquiree’s customer base and channels; (2) gain a leading market position and provide vertically integrated services where we can secure economies of scale, premium market positioning, and operational synergies; and/or (3) establish a leading position in selected markets and channels of the acquiree through a joint broad-based, hi-tech, E-Mobility branding campaign. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. To date, we have evaluated two acquisition opportunities under such criteria and, together with the management of the potential target, determined that the anticipated synergies would not be realized in the anticipated timetable. If we were to successfully close an acquisition, we would seek to integrate it while minimizing disruption to our existing operations and those of the acquired business, while exploiting the technical and managerial synergies from integration.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising additional funds in the future. Furthermore, as described below, we remain focused on growing our operations in order to limit cash outflows and eventually achieve profitability, although no assurances can be made that we will achieve such goals.

Recent Developments

Series C Convertible Preferred Stock

During the three months ended September 30, 2019, the Company sold to certain investors an aggregate of 20.68 shares of Series C Convertible Preferred Stock and two-year immediately vested warrants to purchase an aggregate of 51,700 shares of the Company’s common stock at an exercise price of $1.50 per share for aggregate gross proceeds of $186,000, less cash issuance costs of $47,000, for aggregate net proceeds of $139,000. The warrants, which were determined to be classified within stockholders’ deficiency, had an aggregate issuance date fair value of $10,779.

On August 19, 2019, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Designation”), which became effective upon filing. Pursuant to the Certificate of Designation, the Company designated 400 shares as Series C Convertible Preferred Stock out of the authorized and unissued preferred stock of the Company, par value $0.0001 per share.

Series C Convertible Preferred Stock is senior in liquidation preference to the Company’s common stock for an amount equal to the stated value per share of $10,000 (“Stated Value”). Holders of shares of Series C Convertible Preferred Stock shall vote on an as-if-converted-to-common-stock basis with the common stock. Holders of shares of Series C Convertible Preferred Stock are entitled to receive dividends when, as and if declared by the Board of Directors, at an annual rate of twelve percent (12%) beginning one year after each share’s issuance. The Company may elect to redeem all or part of each share of Series C Convertible Preferred Stock for the Stated Value.

Each share of Series C Convertible Preferred Stock, if converted within 180 days of such share’s initial issuance, is convertible into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) $1.00 per share. Each share of Series C Convertible Preferred Stock, if converted on or after the 181st day of its initial issuance, is convertible into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) 75% of the average of the trading prices five days prior to conversion but in no case less than $0.90 per share. In addition, all outstanding shares of Series C Convertible Preferred Stock may be automatically converted upon the occurrence of a qualified offering of at least $5 million of gross proceeds (“Qualified Offering”) or an approved listing of common stock on a national stock exchange (“Uplisting”). In the event of a Qualified Offering, each share of Series C Convertible Preferred Stock would be converted into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) 85% of the price of the securities sold in the Qualified Offering. In the event of an Uplisting, each share of Series C Convertible Preferred Stock would be converted into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) if converted within 180 days of such share’s initial issuance, $1.00 per share, and if converted on or after the 181st day of its initial issuance, 75% of the average of the trading prices five days prior to conversion but in no case less than $0.90 per share.

Customer Engagements

During the current fiscal year, we have successfully added to our list of active customers and continue to expand our relationships with prospective customers. Typically, a new customer engagement starts out with initial service projects that include the analysis of customer heat management challenges, evaluation of potential solutions and designs, and selection of solutions that may be addressed by our existing product or that require new designs and features, leading to new general or custom products. The process of designing next generation products for prospective customers is lengthy. However, we believe we have made significant progress working with existing and prospective customers on developing product solutions. Once customer solutions are identified and developed, we would expect the customer to submit product purchase orders. Although no assurances can be made that such purchase orders would be placed, such orders could not only lead to higher-volume production sales but could (i) generate significantly higher gross margins as compared to the earlier engagement stage service projects, and (ii) provide greater prospects for scaling.

Active Development Projects

As we continue to advance our new customer engagements and submit our solutions against competitor solutions in various independent and customer testing, we believe our carbon-fiber based electronics and battery cooling technologies are superior to traditionally used heat sinks (such as aluminum and copper heat sinks) and thermal interface materials (such as thermal gels and pads). We believe that our solutions are not only generally more thermally conductive, but also lighter in weight and in many cases offer product design flexibility. For instance, our HYDRA TRS products have been independently tested to show that they have outperformed our competitors’ solutions in preventing cell-to-cell thermal runaway propagation and requiring higher trigger temperatures at which the thermal runaway event occurs. Our TRS battery storage bags were selected by the U.S. government’s NASA to transport and store laptop batteries aboard the International Space Station. Additionally, we are currently working with top tier companies in the medical device, electric aircraft, and global automaker industries on designing safer, more effective battery heat sink solutions. No assurances can be made, however, that any of our active development projects will result in continued or future sales revenues.

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared With Three and Nine Months Ended September 30, 2018

Revenues

Our revenues consisted of the following types:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product sales	$464,772	$482,798	$686,522	$735,941
Contract services	61,950	-	91,462	145,988
Total revenue	$526,722	$482,798	$777,984	$881,929

For the three months ended September 30, 2019 and 2018, we generated $526,722 and $482,798 of revenues, an increase of $43,924, or 9%. The increase was primarily due to contract services provided during the 2019 period.

Our revenues during the three months ended September 30, 2019 primarily consisted of sales of our component product, Carbon Fiber Velvet (“CFV”) thermal management solution, Internal Short Circuit (“ISC”) battery cell products, as well as certain research and development contract and onsite engineering services. Our revenues during the three months ended September 30, 2018 consisted of sales of our component product and CFV thermal management solution.

Our revenue for the three months ended September 30, 2019 and 2018 was generated from 11 and 6 different customers, respectively.

For the nine months ended September 30, 2019 and 2018, we generated $777,984 and $881,929 of revenues, a decrease of $103,946, or 12%. The decrease was primarily due to the lumpy nature of conversion of project-based services into orders of products during the 2019 period.

Our revenues during the nine months ended September 30, 2019 consisted of our component product, CFV thermal management solution, ISC battery cell products as well as certain research and development contract and onsite engineering services. Our revenues during the nine months ended September 30, 2018 consisted of sales of our component product, CFV thermal management solution, sales of an Original Equipment Manufacturer (“OEM”) product as well as certain research and development contract services.

Our revenue for the nine months ended September 30, 2019 and 2018 was generated from 21 and 11 different customers, respectively.

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

For the three months ended September 30, 2019 and 2018, cost of revenues was $109,051 and $75,384, respectively, an increase of $33,667, or 45%. The increase was primarily due to the manufacturing of ISC battery cells related to the sales during the three months ended September 30, 2019. The gross margin percentage was 79% and 84% for the three months ended September 30, 2019 and 2018, respectively. The decrease in margins during the 2019 period was primarily due to a reduction in sales of higher margin products as compared to the 2018 period as well as a result of a difference in product mix in the 2019 period as compared to the 2018 period.

For the nine months ended September 30, 2019 and 2018, cost of revenues was $199,118 and $258,801, respectively, a decrease of $59,683, or 23%. The decrease was primarily due to an increased volume of contracts in the 2018 period, which required additional labor and materials. The gross margin percentage was 74% and 71% for the nine months ended September 30, 2019 and 2018, respectively. The increase during the 2019 period resulted primarily from a more favorable product mix being sold as compared to the 2018 period.

Research and Development

Research and development (“R&D”) include expenses incurred in connection with the R&D of our CFV thermal management solution and ISC cells. R&D expenses are expensed as they are incurred.

For the three months ended September 30, 2019, R&D expenses decreased by $23,224, or 14%, to $137,970 from $161,194 for the three months ended September 30, 2018, related to a reduction of R&D supplies in the 2019 period. Having completed our early R&D foundation work, we reallocated certain resources from R&D to production which resulted in lower R&D spending in 2019 than in the prior year.

For the nine months ended September 30, 2019, R&D expenses decreased by $34,175, or 9%, to $365,709 from $399,884 for the nine months ended September 30, 2018, related to a reduction of R&D supplies in the 2019 period.

We expect that our R&D expenses will increase as we receive further performance feedback from current customers and identify new target features and product opportunities.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the three months ended September 30, 2019, selling, general and administrative expenses increased by $85,605, or 19%, to $546,982 from $461,377 for the three months ended September 30, 2018. The increase is primarily due to increases in the 2019 period of approximately $76,000 of professional fees incurred in connection with our Form S-3 filing as well as new consulting agreements initiated in 2019 and $9,000 of non-cash stock-based compensation expense.

For the nine months ended September 30, 2019, selling, general and administrative expenses decreased by $241,900, or 13%, to $1,666,735 from $1,908,635 for the nine months ended September 30, 2018. The decrease is primarily due to decreases in the 2019 period of approximately $66,000 of payroll and benefit expenses, $251,000 of non-cash stock-based compensation expense, partially offset by increases in the 2019 period of approximately $35,000 of rent expense and $46,000 of professional fees.

Liquidity and Capital Resources

For the nine months ended September 30, 2019 and 2018, cash used in operating activities was $1,206,135 and $1,064,953, respectively. Our cash used in operations for the nine months ended September 30, 2019 was primarily attributable to our net loss of $1,454,643, adjusted for non-cash expenses in the aggregate amount of $237,325, partially offset by $11,183 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2018 was primarily attributable to our net loss of $1,661,718, adjusted for non-cash expenses in the aggregate amount of $390,305, partially offset by $206,478 of net cash provided by changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2019 and 2018, cash used in investing activities was $0 and $15,476, respectively. Cash used in investing activities during the nine months ended September 30, 2018 was due to purchases of property and equipment.

For the nine months ended September 30, 2019, and 2018, cash provided by financing activities was $1,052,300 and $359,000, respectively. Cash provided by financing activities during the nine months ended September 30, 2019 was due to $898,300 of proceeds from sale of common stock and $169,000 of proceeds from the sale of Series C Convertible Preferred stock and warrants, partially offset by the payment of $15,000 of offering costs. Cash provided by financing activities during the nine months ended September 30, 2018 was due to the sale of common stock in our private placement.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, we issued 45,966 shares of restricted common stock for consulting services. The issuances of securities were exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

During the three months ended September 30, 2019, certain holders of Series B Convertible Preferred Stock elected to convert an aggregate of 16,371 shares of Series B Convertible Preferred Stock pursuant to which the Company issued an aggregate of 818,550 shares of restricted common stock. Shares of common stock issued upon the exercise of conversion rights are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.1	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference)

10.1	Rescission and Termination Agreement dated July 5, 2019 (previously filed as an exhibit to Form 8-K on July 5, 2019 and incorporated herein by this reference)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

November 1, 2019	By	/s/ Michael Mo
Michael Mo Chief Executive Officer and Chairman (Principle Executive Officer)

November 1, 2019	By	/s/ Simon Westbrook
Simon Westbrook Chief Financial Officer
(Principle Financial and Accounting Officer)