Form 10-K
period 2019-12-31
KULR Technology Group, Inc.
filed 2020-05-14
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $79,434,667.48 based on the closing price of $1.865 as of that date.

As of May 14, 2020, there were 81,187,970 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the “Order”). We filed a Form 8-K on March 30, 2020, the original due date of the Form 10-K, indicating our reliance on the relief granted by the Order and the necessity to rely on such relief due to circumstances related to COVID-19 pandemic. In particular, the COVID-19 pandemic has caused severe disruptions in access to our facilities, resulting in limited support from our staff, as well as disruptions in the focus of our management that has dedicated time and resource to mitigating the effects of the pandemic. These effects, in turn, delayed our ability to file this Annual Report on its original due date.

i

In this report, unless the context indicates otherwise, the terms "Company," "we," "us," "our" and similar words refer to KULR Technology Group, Inc. (“KULR”), a Delaware corporation, and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”), a Delaware corporation.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	new competitors are likely to emerge and new technologies may further increase competition;

●	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

●	our ability to obtain future financing or funds when needed;

●	our ability to successfully obtain and maintain a diverse customer base;

●	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

●	our ability to attract and retain a qualified employee base;

●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;

●	our ability to maintain and execute a successful business strategy; and

●	regardless of these factors the recent emergence of the COVID-19 virus pandemic has created global restrictions on travel and meetings, temporary but unlimited closure of businesses and business activities, major economic uncertainties leading to unemployment, loss of customers and suppliers, and reluctance of business management to make critical commitments and, instead, conserve cash. At this stage, we are unable to make any reasonable forward-looking statements due to the unprecedented business uncertainty.

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

ii

PART I

ITEM 1. BUSINESS

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for batteries, electronics, and other components across an array of applications. Currently, our main focus is a total solution to battery safety by which we aim to mitigate the effects of thermal runaway propagation. We also target and provide thermal solutions for the following applications: electric vehicles, cloud computing, 5G communication technologies, and energy storage for commercial markets as well as directed energy weapons and high-power missile programs for aerospace and defense. Our proprietary, core technology is a carbon fiber material that provides what we believe to be superior thermal conductivity and heat dissipation for an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with NASA, the Jet Propulsion Lab and others, our products and services make commercial battery powered products safer and electronics systems cooler and lighter.

Battery safety technology is becoming increasingly vital to our world in which battery-operated devices are everywhere. Lithium ion (“Li-ion”) batteries are widely used in consumer electronics, aerospace, marine and automotive applications. In recent months, KULR has developed a total battery safety solution for its customers that spans a wide array of industries and applications. KULR has seen great success in using our patented thermal runaway shield (“TRS”) technology to prevent cell to cell thermal runaway propagation as well as module to module propagation. We have designed a total solution for customers from the design stages incorporating our materials all the way to testing their passive propagation resistant (“PPR”) battery packs. We are flexible and can work with different battery pack configurations across various industries. We developed a PPR reference design for CubeSat battery in December 2019. Our research and testing, as well as working alongside battery experts at NASA Johnson Space Center, has positioned us for further advancements at the forefront of battery safety.

Hundreds of millions of Li-ion cells are produced and transported annually and even those packaged to prevent external short can still experience thermal runaway (“TR”) due to internal shorts, caused by latent defects, when fully charged. In these dangerous cases, a torch-like fire is released as energy escapes from the cell and sends nearby cells into TR resulting in a large fire. As part of our total battery safety solution, we have designed a bag out of our TRS material to quench the flames and prevent the TR event. Suitably placed, the TRS provides a means of protection not only from adjacent batteries but also outside fires of arbitrary origin. Experts at NASA’s Propulsion & Power Division found our TRS successful at extinguishing the fire generated by cells when they intentionally triggered the batteries into dangerous failures. Our TRS bag is currently being used on the International Space Station (“ISS”) through a project with Leidos, for storing laptop batteries in order to reduce the risk of TR.

Another key element of our battery safety solution is KULR internal short circuit (“ISC”) device and trigger cells which are used for cell testing and screening. Our patented ISC device, licensed from NASA/NREL, can be inserted by OEMs or manufacturers into cells to mimic failure conditions in a cell. Once the trigger device is placed inside the cell, it can be intentionally triggered on demand causing the cell to short circuit. Currently, we provide ISC devices to OEMs and cell manufacturers, as well as ready-made ISC trigger cells to customers to identify failure modes and safety issues within their systems. Currently we are creating an ecosystem based on our technology which can be applied to different battery architectures and chemistries.

Our management believes that within commercial markets, aerospace and defense, and high-value applications, cell testing and screening has become a topic of focus. Therefore, we plan to expand our capabilities to include full battery screening and testing as outlined by NASA Johnson Space Center. We plan to fully incorporate this into our holistic approach to battery safety along with our PPR battery pack design and testing services, ISC device and trigger cell products and TRS bags. With increasing regulations and pressure from government bodies to mitigate the dangers of battery fires and TR, we plan to further develop our capabilities in this arena.

Our management projects high priority and growth in the aerospace and defense sectors, specifically in regard to directed energy, hypersonic weapon programs, and space missions. Directed energy is currently in the spotlight as experts predict it will greatly impact the future of warfare. Our CRUX cathode generates powerful electron pulses by field emission from the tops of our carbon fiber coating which has the potential to further develop the current technology. Thermal management is another critical component of both hypersonic weapons programs and space missions and is another area in which our products excel. Our carbon fiber velvets are used for thermal management in missile defense programs and are particularly effective because of their survivability at very high temperatures. They are also very effective at transferring heat, and mitigate the risk of overheating in such high-risk environments. Historically we have provided value to this sector and we look forward to further developing our relationships with Airforce Research Lab, Naval Research Lab and prime contractors to market our solutions.

In addition to evolving demands led by aerospace and defense, we have observed trending manufacturer-led opportunities in industries such as electric motor vehicles (“EV”) that have become increasingly more reliant on the Cloud, portability and high-demand processing power. KULR’s high performance thermal interface materials can be used to accelerate 5G communications development due to our material’s core properties: high thermal conductivity, light weight, and low contact pressure. 5G is one of the biggest opportunities going forward for transportation technology and we would like to take part in testing of digital and RF tests for 5G. Testing is still in early phases for both digital and RF communication chips, however, we are seeing a big growth opportunity for thermal management for 5G. Cloud computing is also an application of interest since high power communications chips and optical communication modules require cooling.

Corporate History

KULR was incorporated in the State of Delaware in December 2015 and was formerly known as “KT High-Tech Marketing, Inc.” and, prior to that, as “Grant Hill Acquisition Corporation.” In April 2016, KULR implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors.

Our wholly-owned subsidiary, KULR Technology Corp, was formed in 2013 and is based in Santa Clara, California. Since its inception, KTC primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KTC’s co-founder Dr. Timothy Knowles. Prior to 2013, KTC’s technologies were used in numerous advanced space and industrial applications for NASA, Boeing, and Raytheon. A few notable achievements were the use of KTC’s technologies in the X-31 aircraft (battery heat sink), Mercury Messenger (battery heat sink), and X-51 Scramjet (heat exchanger).

On June 19, 2017, KULR closed a share exchange with KTC and 100% of the shareholders of KTC (the “KTC Shareholders”) whereby the KTC Shareholders agreed to transfer an aggregate of 25,000,000 shares of KTC’s common stock to KULR in exchange for the issuance of an aggregate of 50,000,000 shares of KULR’s common stock to the KTC Shareholders (the “Share Exchange”), resulting in KTC becoming a wholly-owned subsidiary of KULR and KTC’s business of developing and commercializing its thermal management technologies becoming KULR’s main operation.

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

On August 30, 2018, KULR changed its name from “KT High-Tech Marketing, Inc.” to “KULR Technology Group, Inc.” by filing a certificate of amendment to its Certificate of Incorporation with the office of the Secretary of State of the State of Delaware.

On December 4, 2018, KULR filed a definitive Information Statement on Form 14C (the “December Information Statement”), giving notice to KULR’s shareholders that on November 5, 2018, KUTG executed a written consent in lieu of shareholder meeting authorizing KULR to: (i) amend KULR’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock; (ii) adopt and ratify the KULR Technology Group 2018 Equity Incentive Plan and (iii) ratify the authorization of the issuance of 1,000,000 shares (the “Voting Preferred Shares”) of Series A Voting Preferred Stock to Michael Mo, KULR’s Chief Executive Officer. On December 28, 2018, twenty (20) days after the mailing date of the December Information Statement, KUTG was deemed authorized by ratifying vote of its majority shareholders and the authorization granted by its Board of Directors to issue the Voting Preferred Shares, which KULR has not but expects to do in the near future. On December 31, 2018, KULR filed a certificate of amendment with the Secretary of State of the State of Delaware, to increase the number of authorized shares of its common stock from 100,000,000 to 500,000,000. As a result, the aggregate number of the Company’s authorized capital stock became 520,000,000 shares.

Recent Developments

COVID-19

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. Our business is dependent on developing new markets and new products to be used on a global basis, thus restrictions on travel could lead to reduced demand for our products and interruptions to supply chains. Also, the local regulations such as “Shelter in Place” will affect our ability to maintain regular R&D and manufacturing schedules as well as the capability to meet customer demands timely. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Decontamination Solutions

In response to the unprecedented demand for solutions to combat the spread of COVID-19 (and other viruses) and in response to an opportunity that arose in connection with our ongoing customer engagements and strategic relationships, we recently explored the launch of a suite of commercial and consumer products that utilize a Hypochlorous-Acid based microbial decontamination liquid.  Although no assurance can be made that we will be able to commercialize these decontamination products or that there will be demand for such products, we believe that we are capable of producing or acquiring substantial quantities of the decontamination liquid to deploy in a suite of decontamination delivery products and technology that we are actively developing.  In order to advance these efforts and to test the efficacy of the decontamination liquid, we engaged an independent lab to test our solution but we do not yet have any lab results.

PPR Product License and Supply Agreement - Americase’s Battery Bag

On April 13, 2020, we announced that it entered into a license and supply agreement with Americase, LLC, granting a license for Americase’s use of our passive propagation resistant (PPR) technology and agreeing to supply our PPR materials for Americase’s “Battery Bag” products.

Market Opportunity and Strategy

Market

The world of electronics continues to become more and more demanding and performance driven. The increasing demand for reliability of microelectronics and lithium-ion batteries has pushed thermal management to the forefront of many industries. We target our solutions to serve the following markets and applications: PPR battery design, Battery Storage and Transportation, Electrical Transportation, 5G Mobile and Cloud Computing Infrastructure, Aerospace and Defense.

Lithium-Ion Battery, Energy Storage and Battery Transportation Market. According to Prescient & Strategic Intelligence, Lithium-Ion battery market was valued at $34 billion in 2018, the global lithium-ion battery market is projected to surpass $106 billion by 2024, witnessing a CAGR of 21.8% between 2019 and 2024. The stationary battery storage market is slated to ramp from $11 billion in 2018 to $170 billion by 2030, according to a 2019 Global Market Insights, Inc. report. Favorable regulatory policies pertaining to sustainable energy technologies coupled with upsurge in investments toward large scale storage units with increased power output will drive the market size.

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

5G Mobile Computing Market. The next generation mobile computing platform, also known as the “5G” mobile wireless standard, presents new challenges and demands to improve the performance and reliability of mobile infrastructures and consumer devices. According to the IHS Markit’s global study, in 2035, when 5G’s full economic benefit should be realized across the globe, a broad range of industries – from retail to education, transportation to entertainment, and everything in between – could produce up to $12.3 trillion worth of goods and services enabled by 5G.

Cloud Computing Market. Market analysts at Gartner, Inc. project the cloud computing market to be $227 billion in 2019, up from $146 billion in 2017 with sustained growth at 22% annually. Forrester also predicts that more than 50% of global enterprises will rely on at least one public cloud platform. A key area of cloud computing is optical data transfer and communications connections and lines. Optical data is faster and more efficient and, as cloud computing banks move to acquire and utilize optical data, thermal management will play a pivotal role in maintaining the peak performance and safety of these expensive and highly sensitive computer connections. The processing demands of artificial intelligence (“AI”) technology in the cloud requires advanced thermal management solutions for processors and memory modules.

Space Exploration and Communications Market. According to BIS Research, the Space Industry, is valued at $380 billion in 2019, and is projected grow at a CAGR of 5.6%, to a value of $558 billion by 2026. Demand for nano-satellites and re-usable launch vehicle systems is anticipated to be driven by the massive investment made by governments and private enterprises. The overall trend in space investment is stable financially but explosive numerically, providing vastly more opportunity for space technology providers. Increasingly, investments in space exploration and commercialization are being led by well-funded private companies with most focused-on satellite development and deployment. KULR’s heritage in space thermal management technology positions us well in this market.

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

Sales and Marketing Strategy

The Company markets and sells products and solutions directly to customers. We believe that our direct relationship with end customers allows us to have more in-depth technical interactions with our customers and faster turnaround time. We market to our customers through our website, industry conferences, and industry market research reports. In 2020, we plan to expand our sales network by working with sales agents and distributors for more mature and off-the-shelf products such as FTI and Cathode product. For PPR design service, we will continue to work with customers directly.

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

Intellectual Property and Patent Strategy

Our intellectual property strategy includes pursuing patent protection for new innovations in core carbon fiber architecture development, application development, acquisition of intellectual property, and licensing of third-party patents and intellectual property. As of May 14, 2020, we have eight pending nonprovisional and provisional patent applications and we have four patents granted and assigned to KULR. We also have an exclusive license to four third party patents.

Product and Services

Our heat management products and services can be divided into the following categories, subcategories and functionalities:

Lithium Ion (“L-ion”) Battery Thermal Runaway Shield (“TRS”): KULR has developed a thermal insulation technology aimed at passive resistance to thermal runaway propagation in L-ion batteries in partnership with National Aeronautics and Space Administration Johnson Space Center (“NASA JSC”). HYDRA TRS acts as a heat sink during normal lithium-ion battery pack operation but also prevents thermal runaway propagation, which is a serious concern for aerospace and defense customers and electric vehicle manufacturers. The HYDRA is a vaporizing thermal capacitor that provides passive prevention of thermal runaway propagation (“TRP”) in lithium-ion battery packs. Thermal runaway can occur spontaneously in a Li-ion cell due to a short. This can trigger an explosive release of electric energy that ruptures the end cap resulting in a flare and combustion of cell materials. Released heat drives the triggered cell temperatures to > 500°C, causing a dramatic increase in neighboring cell temperatures. Temperatures above the critical 130°C greatly increases the chance for a short in adjacent cells and result in TRP. TRS keeps neighboring cell temperatures from rising above 100°C (well below the 130°C threshold) and prevents TRP.

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

HYDRA TRS Battery Storage Bag: KULR developed HYDRA TRS Bag to safely store and transport lithium-ion batteries in partnership with NASA Johnson Space Center for the International Space Stations. Between January and June 2019 experts with NASA’s Propulsion & Power Division tested storage and use of rechargeable lithium ion laptop batteries. The tests intentionally triggered the batteries into dangerous failures in order to study what storage methods may stop battery fires from spreading battery to battery in thermal runaway propagation. As a result, KULR TRS bags are currently in service on the International Space Station for storage of spare laptop batteries, having flown November 2, 2019 on the CRS2 NG-12 resupply mission. KULR is developing a commercial version for mass market applications.

Internal Short Circuit (“ISC”) Device: In March 2018, KULR reached an agreement with the National Renewable Energy Laboratory (“NREL”), a national laboratory of the U.S. Department of Energy, to be the exclusive manufacturing and distribution partner for the patented ISC device, which causes predictable battery cell failures in Li-ion batteries, making them easier to study and, therefore, safer. Li-ion batteries are the industry and consumer standard for portable power; billions of individual battery cells exist and billions more are planned for production. They provide power for everything from smart phones and laptops to electric cars and space crafts. But Li-ion batteries fail, sometimes with catastrophic results. Due to the relative rarity of cell failures, scientists and researchers had been unable to reliably or accurately replicate latent defect cell failures in lab settings, impeding research into safer battery technology. In 2019, KULR has produced and sold both ISC devices and ISC trigger cells to customers.

CRUX Cathode: The CRUX Cathode is composed of a carbon fiber velvet, providing a means of generating powerful electron pulses by field emission from the tops of the carbon fibers. CRUX Cathodes can be customized for different applications including the generation of microwaves, x-rays, and laser radiation. They can be fabricated in a wide variety of physical configurations, ranging from simple planar and cylindrical forms to more complex lobed shapes.

Competition

Currently, the battery industry uses a number of solutions to mitigate thermal runaway propagation that are offered by Unifrax, Lydall, LHS, 3M, Engineered Syntactic Systems, Celono, AllCell and others. Each of their solutions offer unique features and benefits for a specific application. We do not believe, however, that there is a one-size-fits-all solution across all applications. We believe our PPR design solution offers competitive light-weight and effective solutions for high energy battery cells because it is more flexible and can fit into different design configurations. For applications that require passive, light-weight solutions for high energy density battery cells, TRS offers a competitive solution.

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

Employees

As of May 14, 2020, we had 11 employees and 2 consultants. We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyright, trademarks and trade secrets. We have, and will continue to, file applications for and/or obtain patents, copyrights and trademarks in the United States and selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by implementing organizational nondisclosure policies and through the use of appropriate confidentiality agreements. As of May 14, 2020, we held four U.S. patents and eight non-provisional pending U.S. patent applications with expiration dates ranging from 2022 to 2035. In addition, KULR has exclusive license on four patents from its partnerships. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks, and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. We also have trademarks that are used in the conduct of our business to distinguish genuine KULR products; KULR has been granted trademarks for Class 9 and Class 17 applications.

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

KULR was formed in 2015 and KTC was formed in 2013. The Company, as a whole, has limited operating history. We have not yet demonstrated sales of products at a level capable of covering our fixed expenses. Since inception, we have not demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. Nor have we demonstrated the ability to generate sufficient sales to sustain the business. There can be no assurance that the Company will ever produce a profit.

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

As of December 31, 2019, we had a working capital deficit and accumulated deficit of $824,481 and $8,396,312, respectively. During the year ended December 31, 2019, we had a net loss and used cash in operations of $1,979,753 and $1,188,339, respectively. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. Although we have generated revenues from the sale of our products, we have only recently begun to market and sell our products and solutions. If we are unable to develop sufficient revenues and additional customers for our products and services, we will not generate enough revenue to sustain our business, and we may fail. There can be no assurance that we will be able to continue as a going concern.

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

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. For 2019, we had 3 customers whose purchases accounted for 69% of total product revenues. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity.

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

The Company’s operations and development are dependent upon the experience and knowledge of Michael Mo, our Chief Executive Officer, Simon Westbrook our Chief Financial Officer, Dr. Timothy Knowles, our Chief Technical Officer and Michael Carpenter, our Vice President of Engineering. If the services of any of these individuals should become unavailable, the Company’s business operations might be adversely affected. If several of these individuals became unavailable at the same time, the ability of the Company to continue normal business operations might be adversely affected to the extent that revenue or profits could be diminished, and you could lose all or a significant amount of your investment.

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

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatus, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.

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

Our manufacturing operations may be subject to disruption due to extreme weather conditions, floods and similar events, major industrial accidents, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, civil disruption, riots, terrorist attacks, war, and other events. We cannot assure you that no such events will occur. If such an event occurs, it could have a material adverse effect on us.

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

If we sell shares of our common stock under the Standby Equity Distribution Agreement, our stockholders will experience immediate dilution and, as a result, our stock price may go down.

Pursuant to the Standby Equity Distribution Agreement, we may sell up to $8,000,000 of shares of our common stock over a 24-month period at our discretion and subject to certain limitations, and, as consideration for YA II PN, Ltd’s (“YA”) entering into the Standby Equity Distribution Agreement, we agreed to issue to YA an aggregate of up to 95,847 commitment shares.

The sale of shares of our common stock pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on our existing stockholders. The number of shares ultimately offered for sale by YA under this prospectus supplement is dependent upon the number of shares we elect to sell to YA under the Standby Equity Distribution Agreement. YA may ultimately purchase all, some or none of the $8,000,000 of shares of common stock that, together with the commitment shares, are the subject of this statement.

YA may resell all, some or none of the shares we issue to it under the Standby Equity Distribution Agreement. Sales by YA of shares acquired pursuant to the Standby Equity Distribution Agreement could cause the market price of our common stock to decline, which decline could be significant. The sale of a substantial number of shares of our common stock by YA, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

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

We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

The sale prices of our common stock as reported on the OTCQB have and may continue to exhibit volatility. Factors such as the following may affect the volatility in our stock price:

•	our quarterly operating results;

•	announcements of regulatory developments or technological innovations by us or our competitors;

•	changes in our relationship with our vendors, distributors or other strategic partners;

•	government regulation; and

•	developments in patent or other technology ownership rights;

Other factors which may affect our stock price include general changes in the economy, the financial markets or the industries in which we target our products and services.

Trading on the OTCQB is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. Trading in securities quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a stock exchange like The Nasdaq Capital Market or the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

Recent outbreak of Coronavirus has led to restrictions on travel and public meetings and has disrupted markets and shipping schedules.

The recent emergence of the COVID-19 virus pandemic has created global restrictions on travel and meetings, temporary but unlimited closure of businesses and business activities, major economic uncertainties leading to unemployment, loss of customers and suppliers, and reluctance of business management to make critical commitments and, instead, conserve cash. At this stage, we are unable to quantify the impact of the virus on our current or future business, but it could make it extremely difficult to contract with new customers, sell our products or services and manage our supply chain.

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

Our officers, directors and affiliates currently own approximately 46% of our outstanding Common Stock. Such concentrated control of the Company may adversely affect the value of our Common Stock. If you acquire our Common Stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our Common Stock.

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

ITEM 2. PROPERTIES

Our principal executive office is located 1999 S. Bascom Ave., Suite 700, Campbell, CA 95008, and the telephone number at such address is 408-663-5247. The headquarters for KTC are located at 6355 Nancy Ridge Drive, San Diego CA 92121, and the telephone number at such address is 858-866-8478.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

Our common stock began trading on OTCQB on July 18, 2018, and currently trades under the symbol “KULR.” The following table sets forth the quarterly high and low sales prices of our common stock since we began trading. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2020
Quarter Ended	High $	Low $
June 30, 2020*	2.00	0.88
March 31, 2020	1.50	0.75

*through May 11, 2020

Fiscal Year Ending December 31, 2019
Quarter Ended	High $	Low $
December 31, 2019	2.00	1.25
September 30, 2019	1.89	1.05
June 30, 2019	2.50	1.76
March 31, 2019	4.00	1.76

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	4.25	2.25
September 30, 2018	5.00	0.01

Securities Authorized for Issuance Under Equity Compensation Plans

As described above, KULR filed the December Information Statement regarding the adoption of the November 5 Resolutions by written consent in lieu of shareholder meeting. As part of the November 5 Resolutions, KULR adopted and ratified the KULR Technology Group 2018 Equity Incentive Plan (the “2018 Plan”). Subject to certain adjustments, the 2018 Plan, the total number of shares of common stock which may be purchased or granted directly under the plan shall not exceed fifteen million (15,000,000). The 2018 Plan is generally administered by the Company’s Board of Directors (the “Board”) or a committee of two (2) or more independent, non-employee directors (the “Plan Committee”). The Board or the Plan Committee, as applicable, has the power to determine the participants (the “Participants”) to whom awards under the 2018 Plan (the “Plan Awards”) shall be made. The 2018 Plan allows for the award of, stock, stock options, and shares of restricted stock. Stock options granted under the Plan may be either incentive stock options (an “ISO”) qualifying under Section 422 of the Internal Revenue Codes of 1986, as amended (the “Code”) or non-qualified stock options (a “NQSO”). An ISO may only be issued to employees of KULR. ISOs may be granted to officers or directors, provided they are also employees of KULR.

The following table sets forth, as of December 31, 2019, our securities authorized for issuance under any equity compensation plans approved by our stockholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	385,000	$0.66	14,450,000
Equity compensation plans not approved by security holders	-	-	-

Total	385,000	$0.66	14,450,000

Stock Transfer Agent

Our stock transfer agent of our Common Stock is VStock Transfer LLC, located at 18 Lafayette Pl, Woodmere, NY 11598.

Common Shareholders

On May 14, 2020, we had approximately 114 shareholders of record.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, KULR sold an aggregate of 1,361,059 shares of our common stock at a purchase price of $0.66 per share, for aggregate gross proceeds of $898,300 to certain accredited investors.

During the year ended December 31, 2019, KULR issued an aggregate of 45,966 shares of our restricted common stock to certain consultants for services provided to KULR.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. ("KULR") and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across an array of applications. Currently, we are focused on targeting the following applications: electric vehicles and autonomous driving systems (collectively referred to herein as “E-Mobility”); artificial intelligence and Cloud computing; energy storage; and 5G communication technologies. Our proprietary core technology is a carbon fiber material, with roots in aerospace and defense, which provides what we believe to be superior thermal conductivity and heat dissipation in an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with NASA, the Jet Propulsion Lab and others, our products and services make E-Mobility battery powered products safer and more stable.

Our management believes that the E-Mobility industry has created and will create significant new opportunities for the application of our technology and know-how. We believe these new opportunities will be further driven by certain changing preferences that we have observed in younger generations that must increasingly cope with higher population density, global warming, and the rapidly evolving communications and computing needs of their personal devices and the surrounding infrastructure. As a result, we predict that the younger generations will increasingly prefer to attend meetings by video conference; rent a car, bike, or scooter, or call an app-based car service instead of owning a vehicle; and leverage the Cloud to perform tasks traditionally done in person, such as shopping for lunch, clothes, electronics and other consumer goods that also leverages an expanding E-Mobility delivery network.

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

The above-described advances in micro technology, portable power, and compact energy efficient devices linked to an ever-widening Internet of Things (“IoT”) via the Cloud are driving opportunities that form the focus of the Company’s business development plan. We believe that our core technology and historical development focus on improving lithium-ion battery performance and safety, positions us in a competitively advantageous position to enhance key components to the evolving mobile applications for a wide range of consumer products and IoT. We have found that as chip performance increases, power consumption increases, and more heat is generated as a byproduct. When chip size reduces, there is an increased potential for a hot spot on the chip, which can degrade system performance, or even cause spontaneous combustion. However, electronic system components must operate within a specific temperature range on both the high and low end to operate properly. After strenuous testing, we believe we have developed heat management solutions that significantly improve upon traditional heat storage and dissipation solutions and improve upon their rigidity and durability. We also believe that the traditional solutions are not equipped to handle the evolving marketplace. However, through a combination of custom design services and provision of proprietary hardware solutions, our products reduce manufacturing complexity and provide a lighter weight solution than traditional thermal management materials and, we believe, can meet the heat management demands of components and batteries being designed into the newest mobile technologies and applications.

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

Recent Developments

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. Our business is dependent on developing new markets and new products to be used on a global basis, thus restrictions on travel could lead to reduced demand for our products and interruptions to supply chains. Also, the local regulations such as “Shelter in Place” will affect our ability to maintain regular R&D and manufacturing schedules as well as the capability to meet customer demands timely. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Decontamination Solutions

In response to the unprecedented demand for solutions to combat the spread of COVID-19 (and other viruses) and in response to an opportunity that arose in connection with our ongoing customer engagements and strategic relationships, we recently explored the launch of a suite of commercial and consumer products that utilize a Hypochlorous-Acid based microbial decontamination liquid.  Although no assurance can be made that we will be able to commercialize these decontamination products or that there will be demand for such products, we believe that we are capable of producing or acquiring substantial quantities of the decontamination liquid to deploy in a suite of decontamination delivery products and technology that we are actively developing.  In order to advance these efforts and to test the efficacy of the decontamination liquid, we engaged an independent lab to test our solution but we do not yet have any lab results.

Paycheck Protection Program Loan

On April 27, 2020, we received the proceeds of a $155,226 loan in connection with the CARES Act Paycheck Protection Program (PPP) being administered by the Small Business Administration.

Standby Equity Distribution Agreement

On February 27, 2020, we entered into a Standby Equity Distribution Agreement with YAII PN, Ltd., a Cayman Island exempt limited partnership (“YAII”), pursuant to which the Company may, at its discretion, periodically sell to YAII up to $8,000,000 of shares Common Stock. For each share of Common Stock purchased under the Standby Equity Distribution Agreement (the “Shares”), YAII will pay the Company 80% of the lowest daily volume weighted average price of the Common Stock on the OTC Markets OTCQB or other principal market on which the Common Stock is traded for the five days immediately following the date the Company delivers notice requiring YAII to purchase the Shares under the Standby Equity Distribution Agreement. The Company agreed to issue, without receiving additional consideration, to YAII 95,847 shares of Common Stock as commitment shares in consideration for entering into the Standby Equity Distribution Agreement.

Note Purchase Agreement and Promissory Note

The Company also entered into a Note Purchase Agreement, dated February 27, 2020, with YAII, pursuant to which YAII purchased a full recourse promissory note (the “Note”) in the original principal amount of $1,500,000 (“Principal Amount”). In consideration for the issuance of the Note by the Company, the purchase price of the Note paid by YAII was equal to the Principal Amount minus an original issue discount equal to 6%. The Note bears no interest and will become immediately due and payable on May 31, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Note. The Company will repay the Principal Amount in monthly installments as set forth in the Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid.

PPR Product License and Supply Agreement - Americase’s Battery Bag

On April 13, 2020, we announced that it entered into a license and supply agreement with Americase, LLC, granting a license for Americase’s use of our passive propagation resistant (PPR) technology and agreeing to supply our PPR materials for Americase’s “Battery Bag” products.

During the year ended December 31, 2019, we sold an aggregate of 1,361,059 shares of common stock at $0.66 per share to accredited investors for aggregate gross cash proceeds of $898,300.

During the year ended December 31, 2019, 16,371 shares of the Series B Convertible Preferred Stock, were converted into 818,550 shares of common stock.

Customer Engagements

During the year ended December 31, 2019, we successfully added to our list of active customers and continue to expand our relationships with prospective customers. Typically, a new customer engagement starts out with initial service projects that include the analysis of customer heat management challenges, evaluation of potential solutions and designs, and selection of solutions that may be addressed by our existing product or that require new designs and features, leading to new general or custom products. The process of designing next generation products for prospective customers is lengthy. However, we believe we have made significant progress working with existing and prospective customers on developing product solutions. Once customer solutions are identified and developed, we expect the customer to submit product purchase orders. Although no assurances can be made that such purchase orders would be placed, such orders could not only lead to higher-volume production sales but could (i) generate significantly higher gross margins as compared to the earlier engagement stage service projects, and (ii) provide greater prospects for scaling.

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

Standby Equity Distribution Agreement

On February 27, 2020, the Company entered into a Standby Equity Distribution Agreement with YAII PN, Ltd., a Cayman Island exempt limited partnership (the “Investor”), pursuant to which the Company may, at its discretion, periodically sell to Investor up to $8,000,000 of shares of the Company’s Common Stock (the “Offering”), par value $0.0001 per share. For each share of Common Stock purchased under the Standby Equity Distribution Agreement (the “Shares”), the Investor will pay the Company 80% of the lowest daily volume weighted average price of the Common Stock on the OTC Markets OTCQB or other principal market on which the Common Stock is traded for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the Shares under the Standby Equity Distribution Agreement.

The Investor’s obligation to purchase the Shares under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company maintaining the effectiveness of a registration statement for the securities sold under the Standby Equity Distribution Agreement, and is limited to $100,000 per advance. In addition, the Company may not request advances if the Shares to be issued would result in the investor owning more than 4.99% of the Company’s outstanding Common Stock, with any such request being automatically modified to reduce the advance amount.

The commitment period under the Standby Equity Distribution Agreement commenced on February 27, 2020 (the “Effective Date”) and expires on the earliest to occur of (i) first day of the month following the twenty-four months after the Effective Date, (ii) on which the Investor has purchased an aggregate amount of $8,000,000 of Shares under the Standby Equity Distribution Agreement, or (iii) the date the Standby Equity Distribution Agreement is earlier terminated.

The Standby Equity Distribution Agreement contains customary representations, warranties and agreements of the Company and the Investor, indemnification rights and other obligations of the parties. The Company has the right to terminate the Standby Equity Distribution Agreement at any time upon prior written notice, at no cost to the Company, provided that (i) there are no outstanding advances which have yet to be issued and (ii) the Company has paid all amounts owed to the Investor.

The Company agreed to issue to the Investor 95,847 shares of Common Stock as commitment shares in consideration for entering into the Standby Equity Distribution Agreement. The Company will not receive any cash proceeds from the issuance of these commitment shares.

The Offering will be made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-232614), filed with the Securities Exchange Commission on July 11, 2019, and pursuant to a prospectus supplement or prospectus supplements or successor registration statements, or otherwise, under Section 5 of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the “Securities Act”).

The Company expects to use the proceeds from the Offering for working capital and other corporate purposes, including the repayment of any outstanding debt. The Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of Common Stock. In connection with the Offering, the Company paid the Investor a structuring fee equal to $15,000 and agreed to pay a financial advisor an 8% fee on any aggregate gross proceeds of each Offering received by the Company from the sale of Shares that exceeds $1,500,000.

Note Purchase Agreement and Promissory Note

The Company also entered into a Note Purchase Agreement, dated February 27, 2020, with the Investor, pursuant to which the Investor purchased a full recourse promissory note (the “Note”) in the original principal amount of $1,500,000 (“Principal Amount”). In consideration for the issuance of the Note by the Company, the purchase price of the Note paid by the Investor was equal to the Principal Amount minus an original issue discount equal to 6%.

The Note bears no interest and will become immediately due and payable on May 31, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Note. The Company will repay the Principal Amount in monthly installments as set forth in the Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid.

The Company paid a financial advisor a $130,000 advisory fee in connection with the Note Purchase Agreement and Note.

Consolidated Results of Operations

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018

Revenues

Our revenues consisted of the following types:

	For the Years Ended
	December 31,
	2019	2018
Product sales	$735,431	$1,096,040
Contract services	94,967	177,988
Total revenue	$830,398	$1,274,028

For the years ended December 31, 2019 and 2018, we generated $830,398 and $1,274,028 of revenues, a decrease of $443,630, or 35%. Our revenues during the year ended December 31, 2019 consisted of sales of our component product, CFV thermal management solution, sales of an Original Equipment Manufacturer (“OEM”) product as well as certain research and development contract services. Our revenues during the year ended December 31, 2018 consisted of sales of our component product, CFV thermal management solution, sales of an Original Equipment Manufacturer (“OEM”) product as well as certain research and development contract services. We are still in the early stages of business growth and development of customer relationships which typically begin on a project by project basis, leading to limited volume trials and eventually, product sales. As a result, in the absence of a large installed customer base, our sales can be lumpy and vary from one period to another. The decrease in revenue in 2019 was due to contracts that ended during 2018. Our revenue for the year ended December 31, 2019 and 2018 was generated from 27 and 13 different customers, respectively.

Cost of Revenues and Gross Margins

Cost of revenues consists of the cost of our products as well as labor expenses directly related to product sales or research contract services.

Generally, we earn greater margins on revenue from products as compared to revenue from services, so product mix plays an important part in our reported average margins for any period. Also, we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between periods, customers and products due to the learning process, customer negotiating strengths, and product mix.

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

For the years ended December 31, 2019 and 2018, cost of revenues was $226,505 and $336,654, respectively, a decrease of $110,149, or 33%. The decrease was primarily due to decreased volume of contracts in the 2019 period, which required less labor and materials. We generated a gross profit of $603,893 and $937,374 for the years ended December 31, 2019 and 2018, respectively. This represents a decrease in gross profit of $333,841, primarily resulting from the decrease in product revenue due to contracts that ended during 2018. Our gross profit on sales is broadly similar in both periods at 73% for the year ended December 31, 2019 compared to 74% for the year ended December 31, 2018.

Research and Development

Research and development (“R&D”) include expenses incurred in connection with the R&D of our CFV thermal management solution and non-cash stock-based compensation expenses. R&D expenses are expensed as they are incurred.

For the year ended December 31, 2019, R&D expenses decreased by $5,919, or 1% to $502,225 from $508,144 for the year ended December 31, 2018.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the year ended December 31, 2019, selling, general and administrative expenses decreased by $429,877, or 17% to $2,080,941 from $2,510,818 for the year ended December 31, 2018. The decrease is primarily due to decreased non-cash stock-based compensation expense of approximately $221,000  due to certain awards becoming fully vested in the second quarter of 2018, decreased salaries and other benefits of approximately $78,000 due to lower headcount, decreased professional fees of approximately $101,000  partially offset by increased rent expense of approximately $35,000 due to entering into a new lease agreement in May 2018.

Other Income (Expense)

For the year ended December 31, 2019, other income (expense) decreased by $23,829 to $(480) from $23,349 for the year ended December 31, 2018. The decrease is primarily due to other income recognized during the year ended December 31, 2018 as a result of changes in the changes in the fair value of accrued issuable equity.

Liquidity and Capital Resources

For the years ended December 31, 2019 and 2018, cash used in operating activities was $1,188,339 and $1,359,114, respectively. Our cash used in operations for the year ended December 31, 2019 was primarily attributable to our net loss of $1,979,753, adjusted for non-cash expenses in the aggregate amount of $237,990, as well as $553,424 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2018 was primarily attributable to our net loss of $2,058,239, adjusted for net non-cash expenses in the aggregate amount of $453,022, as well as $246,103 of net cash provided by changes in the levels of operating assets and liabilities.

For the year ended December 31, 2019, cash used in investing activities was $0 compared to cash used in investing activities of $16,609 during the year ended December 31, 2018. Cash used in investing activities during the year ended December 31, 2018 was due to purchases of equipment.

For the years ended December 31, 2019 and 2018, cash provided by financing activities was $1,067,300 and $709,858, respectively. Cash provided by financing activities during the year ended December 31, 2019 was due to the gross proceeds of common stock offering of $898,300 and proceeds from the issuance of our Series C Convertible Preferred Stock of $184,000, partially offset by cash offering cost paid of $15,000. Cash provided by financing activities during the year ended December 31, 2018 was due to the net proceeds of common stock offering of $679,000 and proceeds from the issuance of our Series B Convertible Preferred Stock of $30,858.

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

Through December 31, 2019 we funded our operations on a month-to-month basis through the issuance of equity securities. Subsequent to year end, on February 27, 2020, we entered into a Standby Equity Distribution Agreement (“SEDA”), as described in Note 11 to these consolidated financial statements, as a result of which we drew down a note for $1,500,000 and established an equity based line of credit of up to an additional $6,500,000 to fund our ongoing business cash needs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 19, 2018, KULR dismissed Chen & Fan Accountancy (“C&F”) as its independent registered public accounting firm. The reports of C&F, on KULR’s financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2017 and 2016 and during the subsequent interim period preceding the date of C&F’s dismissal there were (i) no disagreements with C&F on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) no reportable events, as that term is defined by Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

On July 19, 2018, KULR appointed Marcum LLP (“Marcum”) as our new independent registered public accounting firm. During the two most recent fiscal years and through the date of our engagement, we did not consult with Marcum regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). In approving the selection of Marcum as KULR’s new independent registered public accounting firm, the board of directors considered all relevant factors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above as it relates to our successful remediation of a material weakness in internal controls.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors and their ages are as follows:

Name	Age	Office
Michael Mo	49	Chief Executive Officer and Chairman
Dr. Timothy Knowles	73	Director, Chief Technical Officer and Secretary
Simon Westbrook	71	Chief Financial Officer
Michael Carpenter	56	Vice President of Engineering

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2019, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements of Section 16(a).

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act. The Company does not believe a Code of Ethics is necessary at this time.

Nomination Process

As of December 31, 2019, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2019 and 2018 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2019 and whose total compensation for the 2019 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2019 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Total Earned
Michael Mo	2019	$161,785	$-	$161,785	(1)
Chief Executive Officer	2018	$161,785	$-	$161,785	(3)
Timothy Knowles	2019	$141,353	$-	$141,353	(2)
Chief Technology Officer	2018	$141,353	$-	$141,353	(4)
Michael Carpenter	2019	$124,459	$-	$124,459
VP of Engineering	2018	$124,459	$-	$124,459

(1)	Of the aggregate $161,785 earned during 2019, cash compensation paid during 2019 was $28,154 and $135,425 remains unpaid as of December 31, 2019.
(2)	Of the aggregate $141,353 earned during 2019, cash compensation paid during 2019 was $70,680 and $70,673 remains unpaid as of December 31, 2019.
(3)	Of the aggregate $161,785 earned during 2018, cash compensation paid during 2018 was $78,247 and $83,539 still remains unpaid as of December 31, 2019.
(4)	Of the aggregate $141,353 earned during 2018, cash compensation paid during 2018 was $103,117 and $38,236 still remains unpaid as of December 31, 2019.

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

	Amount of
Name of Beneficial Owner	Beneficial Ownership	More than 5% (1)
Michael Mo (2) - CEO and Chairman	21,400,000	26%
Dr. Timothy Knowles (3) - CTO and Director	15,600,000	19%
Simon Westbrook - CFO	-	-
Michael Carpenter - VP of Engineering	500,000	*
All directors and executive officers as a group (4 persons)	37,500,000	46%

*	Less than 1%
(1)	The percent of class is based on 81,187,970 shares of common stock issued and outstanding as of May 14, 2020.
(2)	Consists of: 20,000,000 shares held directly by Mr. Mo and 1,400,000 shares held jointly by Mr. Mo and his spouse, Linda Mo, and excludes 2,525,000 shares held by Mr. Mo’s son Alexander Mo and 2,525,000 shares held by Mr. Mo’s son Brandon Mo, over which shares Mr. Mo disclaims beneficial ownership, as Mr. Mo has no control over the dispositive or voting power over the shares and his sons no longer live in the same household as Mr. Mo.
(3)	Consists of 15,600,000 shares held directly by Mr. Knowles and excludes 1,500,000 shares held by Mr. Knowles daughter, Sonja Irene Knowles, over which shares Mr. Knowles disclaims beneficial ownership, as Mr. Knowles has no control over the dispositive or voting power over the shares and his daughter no longer lives in the same household as Mr. Knowles.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 19, 2017, we acquired all the issued and outstanding shares of KULR pursuant to the Share Exchange Agreement in exchange for the issuance of 50,000,000 of our Common Stock and KULR became our wholly owned subsidiary. Our Chief Executive Officer and Director, Michael Mo, and various members of his family were among the shareholders of KULR that entered into the Share Exchange Agreement along with our Chief Technical Officer and Director, Timothy Knowles, and various members of his family. Furthermore, Mr. Mo was an officer and director of both the Company and KULR prior to and after entering into the Share Exchange Agreement. Dr. Knowles was an officer and director of KULR prior to and after entering into the Share Exchange Agreement and became an officer and director of the Company after the closing of the Share Exchange Agreement.

On December 28, 2018, the Company’s Board of Directors authorized the issuance of one million (1,000,000) shares of its Series A Preferred Stock to its Chief Executive Officer, Michael Mo, in the future as a measure to protect the Company from an uninvited takeover . The rights, limitations and preferences of the Series A Preferred Stock, including the rights of its holders to cast one hundred (100) votes for each share of Series A Preferred Stock, are set forth in the Certificate of Designation of Series A Voting Preferred Stock, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC as of June 12, 2017 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 19, 2018, the Company dismissed Chen & Fan Accountancy Corporation (“C&F”) and appointed Marcum LLP (“Marcum”) as its independent registered public accounting firm.

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended December 31, 2019 and 2018:

	For the Fiscal Year Ended
	December 31,
	2019	2018
Audit Fees	$173,501	$170,874
Tax Fees	22,850	26,005
Total	$196,351	$196,879

Audit Fees

Audit fees consist of fees billed for services rendered by our independent auditors during the years ended December 31, 2019 and 2018 for the audit and review of our financial statements.

Tax Fees

Tax fees consist of fees billed for services rendered by our tax preparers during the years ended December 31, 2019 and 2018 in connection with the preparation and filing of our income tax returns.

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

The Board of Directors has considered the nature and amount of the fees billed by Marcum and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Marcum.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated June 8, 2017 (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

3.3	Certificate of Incorporation of KULR Technology Corporation (3)

3.4	Amended and Restated Certificate of Incorporation of KULR Technology Corporation (3)

3.5	By-laws of KULR Technology Corporation (3)

3.6	Certificate of Designation of Series A Voting Preferred Stock, filed on June 6, 2017 (1)

3.7	Certificate of Amendment to the Certificate of Incorporation, effective August 30, 2018 (8)

3.8	Certificate of Designation of Series B Convertible Preferred Stock, filed on December 6, 2018 (9)

3.9	Certificate of Amendment to the Certificate of Incorporation, effective December 31, 2018 (10)

3.10	Certificate of Designation of Series C Convertible Preferred Stock, filed on August 19, 2019 (11)

4.1	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1	License and Development Agreement, dated April 15, 2013 (3)

10.2	Consulting Agreement, dated April 15, 2013 (3)

10.3	Letter of Intent by and between the Company and E3 Enterprise, dated April 20, 2016 (4)

10.4	Letter of Intent by and between the Company and KULR Technology Corporation (5)

10.5	Patent Assignment Agreement, dated November 10, 2016 (3)

10.6	Promissory Note issued by KULR Technology Corporation, dated March 31, 2017 (6)

10.7	Promissory Note issued by KULR Technology Corporation, dated June 8, 2017 (1)

10.8	Consulting Agreement, dated March 15, 2018 (7)

10.9	2018 KULR Technology Group Equity Incentive Plan (12)

10.10	Securities Purchase Agreement dated April 2, 2019 (13)

10.11	Subscription Agreement, as supplemented, for Common Stock Offering (14)

10.12	Rescission and Termination Agreement dated July 5, 2019 (15)

10.13	Form of Subscription Agreement (16)

10.14	Form of Warrant (16)

10.15	Standby Equity Distribution Agreement dated February 27, 2020 (17)

10.16	Note Purchase Agreement dated February 27, 2020 (17)

10.17	Promissory Note dated February 27, 2020 (17)

21.1	List of Subsidiaries (3)

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herewith.

(1)	Previously filed as an exhibit to Form 8-K on June 12, 2017 and incorporated herein by this reference.

(2)	Previously filed as an exhibit on Form 10-12G on January 7, 2016 (File No.: 000-55564) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to Form 8-K on June 19, 2017 and incorporated herein by this reference.

(4)	Previously filed on Form S-1 on June 28, 2016 (File No.: 333-212272) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to Form 8-K on November 3, 2016 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to Form 8-K on April 5, 2017 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to Form 8-K on March 15, 2018 and incorporated herein by this reference.

(8)	Previously filed as an exhibit to Form 8-K on August 30, 2018 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to Form 8-K on December 6, 2018 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to Form 8-K on January 7, 2019 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to Form S-8 on October 9, 2018 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to Form 8-K on April 3, 2019 and incorporated herein by this reference.

(14)	Previously filed as an exhibit to Form 10-Q on May 14, 2019 and incorporated herein by this reference.

(15)	Previously filed as an exhibit to Form 8-K on July 5, 2019 and incorporated herein by this reference.

(16)	Previously filed as an exhibit to Form 8-K on December 5, 2019 and incorporated herein by this reference.

(17)	Previously filed as an exhibit to Form 8-K on March 4, 2020 and incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2020	KULR Technology Group, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	May 14, 2020
Michael Mo

By:	/s/ Timothy Knowles	Chief Technical Officer and Director	May 14, 2020
Timothy Knowles

By:	/s/ Simon Westbrook	Chief Financial Officer	May 14, 2020
Simon Westbrook

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

KULR Technology Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

May 14, 2020

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets

Current Assets:
Cash	$108,857	$229,896
Accounts receivable	30,101	112,224
Inventory	27,091	9,594
Prepaid expenses	23,825	27,033
Other current assets	19,376	27,569
Total Current Assets	209,250	406,316
Property and equipment, net	27,516	44,791
Total Assets	$236,766	$451,107

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$348,913	$117,995
Accrued expenses and other current liabilities	659,399	374,330
Accrued expenses and other current liabilities - related party	10,419	83,919
Deferred revenue	15,000	-
Total Current Liabilities	1,033,731	576,244

Commitments and contingencies (See Note 10)	-	-

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at December 31, 2019 and 2018	-	-
Series B Convertible Preferred Stock, 31,000 shares designated; 14,487 and 30,858 shares issued and outstanding at December 31, 2019 and 2018, respectively; liquidation preference of $14,487 and $30,858 at December 31, 2019 and 2018, respectively	1	3
Series C Preferred Stock, 400 shares designated; 24.01 and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively; liquidation preference of $240,100 and $0 at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 81,071,831 and 78,706,256 shares issued and outstanding at December 31, 2019 and 2018, respectively	8,107	7,871
Additional paid-in capital	7,591,239	6,283,548
Accumulated deficit	(8,396,312)	(6,416,559)

Total Stockholders' Deficiency	(796,965)	(125,137)
Total Liabilities and Stockholders' Deficiency	$236,766	$451,107

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018
Revenue	$830,398	$1,274,028

Cost of revenue	226,505	336,654
Gross Profit	603,893	937,374

Operating Expenses:
Research and development	502,225	508,144
Selling, general and administrative	2,080,941	2,510,818
Total Operating Expenses	2,583,166	3,018,962
Loss From Operations	(1,979,273)	(2,081,588)

Other (Expense) Income:
Interest expense, net	(1,580)	(826)
Other income	1,100	-
Change in fair value of accrued issuable equity	-	24,175
Total Other (Expense) Income	(480)	23,349
Net Loss	$(1,979,753)	$(2,058,239)

Net Loss Per Share
- Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	80,123,111	77,642,101

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

									Total
	Series B Convertible		Series C Convertible				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance - January 1, 2018	-	$-	-	$-	77,440,000	$7,744	$5,090,282	$(4,358,320)	$739,706

Stock-based compensation	-	-	-	-	184,437	19	440,119	-	440,138

Common stock issued for cash, net of
issuance costs [1]	-	-	-	-	1,081,819	108	672,292	-	672,400

Series B Convertible Preferred Stock issued
to common stockholders (See Note 9)	30,858	3	-	-	-	-	1,018,311	-	1,018,314

Series B Convertible Preferred Stock issued as
deemed dividend to common stockholders
(See Note 9)	-	-	-	-	-	-	(987,456)	-	(987,456)

Forgiveness of accrued expenses by
related party	-	-	-	-	-	-	50,000	-	50,000

Net loss	-	-	-	-	-	-	-	(2,058,239)	(2,058,239)

Balance - December 31, 2018	30,858	$3	-	$-	78,706,256	$7,871	$6,283,548	$(6,416,559)	$(125,137)

Stock-based compensation	-	-	-	-	185,966	19	220,606	-	220,625

Common stock issued for cash	-	-	-	-	1,361,059	135	898,165	-	898,300

Common stock issued upon conversion of
Series B Convertible Preferred Stock	(16,371)	(2)	-	-	818,550	82	(80)	-	-

Series C Convertible Preferred Stock and
warrants issued for cash, net of issuance
costs [2]	-	-	24.01	-	-	-	154,000	-	154,000

Forgiveness of accrued expenses by
related party	-	-	-	-	-	-	35,000	-	35,000

Net loss	-	-	-	-	-	-	-	(1,979,753)	(1,979,753)

Balance - December 31, 2019	14,487	$1	24.01	$-	81,071,831	$8,107	$7,591,239	$(8,396,312)	$(796,965)

[1]  Includes gross proceeds of $714,000, less issuance costs of $41,600 ($35,000 of cash and $6,600 of non-cash).

[2]  Includes gross proceeds of $216,000, less cash issuance costs of $62,000.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(1,979,753)	$(2,058,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,275	15,311
Write-down of inventory	90	-
Change in fair value of accrued issuable equity	-	(24,175)
Stock-based compensation	220,625	457,713
Lower of cost or net realizable value adjustment	-	4,173
Changes in operating assets and liabilities:
Accounts receivable	82,123	39,578
Inventory	(17,587)	-
Prepaid expenses	3,208	79,433
Other current assets	8,193	(10,692)
Accounts payable	230,918	80,971
Accrued expenses and other current liabilities	270,069	185,388
Accrued expenses and other current liabilities - related party	(38,500)	(120,425)
Deferred revenue	15,000	-
Security deposit	-	(8,150)

Total Adjustments	791,414	699,125

Net Cash Used In Operating Activities	(1,188,339)	(1,359,114)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(16,609)

Net Cash Used In Investing Activities	-	(16,609)

Cash Flows from Financing Activities:
Proceeds from issuance of Series B Convertible Preferred Stock	-	30,858
Proceeds from sale of Series C Convertible Preferred Stock and warrants [1]	184,000	-
Proceeds from sale of common stock [2]	898,300	679,000
Payment of offering costs	(15,000)	-

Net Cash Provided By Financing Activities	1,067,300	709,858

Net Decrease In Cash	(121,039)	(665,865)

Cash - Beginning of Year	229,896	895,761

Cash - End of Year	$108,857	$229,896

[1]	Includes gross proceeds of $216,000, less withheld cash issuance costs of $32,000.
[2]	Includes gross proceeds of $714,000, less withheld cash issuance costs of $35,000 for the year ended December 31, 2018. There were no issuance costs for the year ended December 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Years Ended
	December 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$789	$888
Income taxes	$-	$2,400

Non-cash investing and financing activities:
Common stock equity offering issuance costs	$-	$6,600
Accrual of offering costs	$15,000	$-
Series B Convertible Preferred Stock issued as deemed dividend to common stockholders	$-	$987,456
Common stock issued upon conversion of Series B Convertible Preferred Stock	$82	$-
Forgiveness of accrued expenses by related party	$35,000	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Organization and Operations

KULR Technology Group, Inc. was incorporated on December 11, 2015 under the laws of the State of Delaware as KT High-Tech Marketing, Inc. Effective August 30, 2018, KT High-Tech Marketing, Inc. changed its name to KULR Technology Group, Inc.

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting the following applications: electric vehicles and autonomous driving systems (collectively referred to herein as “E-Mobility”), artificial intelligence and Cloud computing, energy storage and 5G communication technologies. KULR provides heat management solutions to enhance the performance and safety of battery packs used in electric vehicles, communication devices, and aerospace and defense applications.

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

The Company is currently funding its operations on a month-to-month basis and the Company’s management believes that it has access to capital resources to fund ongoing operations. In February 2020, the Company negotiated an equity line of credit for up to $8,000,000 million of which $1,500,000 was immediately drawn down to fund payment of liabilities and provide working capital, and an additional $10,000 was drawn in April 2020. Additionally, the Company applied for, and in April 2020, received a loan of $155,000 under the government Small Business Administration (“SBA”) sponsored Payroll Protection Program (“PPP”) to support continuing employment during the COVID-19 pandemic. Even so, there is no assurance that the Company will be able to continue to obtain funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of KULR Technology Group, Inc. and its wholly-owned subsidiary, KULR Technology Corporation. All intercompany transactions have been eliminated in the consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value calculations for equity securities, stock-based compensation, the collectability of receivables, inventory valuations, the recoverability and useful lives of long-lived assets, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

See Note 3 – Summary of Significant Accounting Policies, Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Concentrations of Credit Risk

The Company maintains cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were no uninsured cash balances as of December 31, 2019 and 2018, respectively.

Customer concentrations are as follows:

	Revenues		Accounts Receivable
	For the Years Ended
	December 31,		As of December 31,
	2019	2018	2019	2018
Customer A	43%	66%	*	63%
Customer B	*	13%	*	*
Customer C	*	*	*	37%
Customer D	14%	*	*	*
Customer E	*	*	20%	*
Customer F	*	*	19%	*
Customer G	*	*	33%	*
Customer H	*	*	17%	*
Customer I	12%	*	*	*
Total	69%	79%	89%	100%
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

Vendor concentrations are as follows:

	As of December 31,
	2019	2018

Vendor A	15%	13%
Vendor B	16%	15%
Vendor C	17%	35%
Vendor D	12%	*
Total	60%	62%

* Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2019 and 2018, no allowances for uncollectable amounts were determined to be necessary. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Inventory

Inventory is comprised of carbon fiber thermal interface solutions and internal short circuit batteries, which are available for sale. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of December 31, 2019 and 2018, the Company’s inventory was comprised solely of finished goods.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

During the year ended December 31, 2018, the Company obtained a third-party valuation of its Series B Convertible Preferred Stock, which was considered in management’s estimation of the value of the equity instruments issued during that period. Based on the valuation, it was determined the Company’s Series B Convertible Preferred Stock had a fair value of $33.00 per share.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) ASC. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument.

If the instrument is determined not to be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the market price of the Company’s common stock as of the commitment date to the effective conversion price of the instrument.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Revenue Recognition – Continued

The following table summarizes the disaggregation of our revenue recognized in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2019	2018
Product sales	$735,431	$1,096,040
Contract services	94,967	177,988
Total revenue	$830,398	$1,274,028

As of December 31, 2019 and 2018, the Company had $15,000 and $0 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. The Company expects to satisfy the performance obligation within the next 12 months. During the years ended December 31, 2019, and 2018, $0 of revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company as well as fees received by customers for product shipped to customers are included in selling, general and administrative expenses on the consolidated statements of operations. For the years ended December 31, 2019 and 2018, shipping and handling costs amounted to $3,172 and $932, respectively.

Research and Development

Research and development (“R&D”) include expenses incurred in connection with the R&D of our CFV thermal management solution and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred. During the years ended December 31, 2019 and 2018, the Company incurred $502,225 and $508,144, respectively, of research and development expenses.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2019 and 2018 were $49,300 and $12,500, respectively, and are included in selling, general and administrative on the consolidated statements of operations.

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

During the year ended December 31, 2018, the Company obtained a third-party valuation of its common stock, which was also considered in management’s estimation of the value of the equity instruments issued during that period. Besides the third-party valuation, it was determined the Company’s common stock had a fair value of $0.66 per share, which was based on a number of factors, such as the examination of the sales of common stock for cash and the convertible preferred stock for cash etc. All of the shares of common stock sold during the year ended December 31, 2019 were sold at $0.66 per share, therefore the value of the equity instruments issued during 2019 was determined using a common stock fair value of $0.66 per share.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2019	2018
Series B Convertible Preferred Stock	724,350	1,542,850
Series C Convertible Preferred Stock	240,100	-
Options	385,000	-
Warrants	210,025	-
Total	1,559,475	1,542,850

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

The Company evaluated their operating lease and elected to apply the short-term lease measurement and recognition exemption in which the right of use asset and lease liability are not recognized for short-term leases. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Recently Issued Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective, as revised by ASU 2019-10, for annual reporting periods beginning after December 15, 2022, as extended, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating ASU 2019-11 and its impact on its consolidated financial statements and financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal years after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements" in July 2018, and ASU No. 2018-20 "Leases (Topic 842) - Narrow Scope Improvements for Lessors" in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 effective January 1, 2019 and the adoption did not have a significant impact on the consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) — Accounting for Certain Financial Instruments with Down Round Features,” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-11 effective January 1, 2019 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company adopted ASU 2018-09 effective January 1, 2019 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2018-13 effective January 1, 2019 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for periods for which financial 3 statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The Company adopted ASU 2018-18 effective January 1, 2020 and its adoption is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 4	PREPAID EXPENSES

As of December 31, 2019 and 2018, prepaid expenses consisted of the following:

	December 31,
	2019	2018
Filing fees	$11,625	$8,750
Insurance	8,026	8,177
Research and development services	1,812	7,500
Other	2,362	2,606
Total prepaid expenses	$23,825	$27,033

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 5	PROPERTY AND EQUIPMENT

As of December 31, 2019 and 2018, property and equipment consisted of the following:

	December 31,
	2019	2018	Estimated Useful Life
Computer equipment	$13,356	$13,356	3 years
Leasehold improvement	8,834	8,834	15 years or the remaining life of the lease
Software	5,656	5,656	3 years
Machinery and equipment	26,304	26,304	5 - 7 years
Research and development equipment	12,810	12,810	3 years
Furniture and fixtures	3,307	3,306	5 years
	70,266	70,266
Less: accumulated depreciation	(42,750)	(25,475)
Property and equipment; net	$27,516	$44,791

Depreciation expense amounted to $17,275 and $15,311 for the years ended December 31, 2019 and 2018, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

NOTE 6	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2019 and 2018, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018

Payroll and vacation	$525,917	$252,043
Travel expenses	45,707	48,248
Legal and professional fees	60,000	47,502
Payroll and income tax payable	9,670	12,678
Customer refund	6,843	-
Credit card payable	4,581	4,586
Research and development expenses	3,790	2,850
Insurance	2,133	-
Issuable equity	-	3,960
Rent	176	176
Other	582	2,287
Total accrued expenses and other current liabilities	$659,399	$374,330

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 7	RELATED PARTY TRANSACTIONS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related party consists of a liability of $10,419 and $83,919 as of December 31, 2019 and 2018, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided by ESLI to the Company associated with the development of the Company’s CFV thermal management solutions.

As of December 30, 2018, ESLI forgave $50,000 of previously accrued consulting fees that were due to them by the Company.

On September 30, 2019, ESLI agreed to forgive $35,000 of previously accrued consulting fees. As a result, the Company accounted for the forgiveness as a capital contribution by reducing accrued expenses and other current liabilities by $35,000 with a corresponding credit to additional paid-in capital.

NOTE 8	INCOME TAXES

The income tax provision for the years ended December 31, 2019 and 2018 consists of the following:

	For The Years Ended
	December 31,
	2019	2018
Federal:
Current	$-	$-
Deferred	(418,667)	(347,767)

State and local:
Current	-	-
Deferred	(75,967)	(121,933)
	(494,634)	(469,700)
Change in valuation allowance	494,634	469,700
Income tax provision	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2019	2018
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.0)%	(6.0)%
Permanent differences	1.6%	0.2%
Other and prior year true-ups	0.4%	4.0%
Change in valuation allowance	25.0%	22.8%
Effective income tax rate	(0.0)%	(0.0)%

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 8	INCOME TAXES – CONTINUED

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$1,975,739	$1,544,300
Research and development credit carryforwards	152,785	-
Stock-based compensation	11,062	187,200
Accruals	150,548	64,000
Gross deferred tax assets	2,290,134	1,795,500
Valuation allowance	(2,290,134)	(1,795,500)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$494,634	$469,700

At December 31, 2019 and 2018, the Company had federal net operating loss carry forwards of approximately $7.3 million and $5.7 million, respectively. At December 31, 2019 approximately $3.9 million of federal net operating losses will expire from 2033 to 2037, and approximately $3.4 million will have no expiration. At December 31, 2019 and 2018, the Company had state net operating loss carry forwards of approximately $6.8 million and $5.2 million, respectively, which will begin to expire in 2024.

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

The Company files federal and state (California) tax returns which are subject to audit for the year beginning December 31, 2016. No tax audits were commenced or were in process during the years ended December 31, 2019 and 2018.

NOTE 9	STOCKHOLDERS' DEFICIENCY

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 1,000,000 shares designated as Series A Preferred Stock, 31,000 shares designated as Series B Convertible Preferred Stock and 400 shares designated as Series C Preferred Stock.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 9	STOCKHOLDERS' DEFICIENCY – CONTINUED

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2019, there are 14,050,000 shares available for issuance under the 2018 Plan.

Series A Preferred Stock

The Series A Preferred Stock is not convertible into any series or class of stock of the Company. In addition, holders of the Series A Preferred Stock shall not be entitled to receive dividends, nor do they have a right to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company.

Each record holder of Series A Preferred Stock shall have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Series A Preferred Stock is entitled to one hundred (100) votes per share of Series A Preferred Stock held by such holder.

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

During the year ended December 31, 2019, holders of Series B Convertible Preferred Stock elected to convert an aggregate of 16,371 shares of Series B Convertible Preferred Stock into an aggregate of 818,550 shares of common stock.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 9	STOCKHOLDERS' DEFICIENCY – CONTINUED

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

Each share of Series C Convertible Preferred Stock, if converted within 180 days of such share’s initial issuance, is convertible into a number of shares of common stock equal to the product determined by multiplying (i) the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) $1.00 per share. Each share of Series C Convertible Preferred Stock, if converted on or after the 181st day of its initial issuance, is convertible into a number of shares of common stock equal to the product determined by multiplying (i) the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) 75% of the average of the trading prices five days prior to conversion but in no case less than $0.90 per share. In addition, all outstanding shares of Series C Convertible Preferred Stock may be automatically converted upon the occurrence of a qualified offering of at least $5 million of gross proceeds (“Qualified Offering”) or an approved listing of common stock on a national stock exchange (“Uplisting”). In the event of a Qualified Offering, each share of Series C Convertible Preferred Stock would be converted into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) 85% of the price of the securities sold in the Qualified Offering. In the event of an Uplisting, each share of Series C Convertible Preferred Stock would be converted into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) if converted within 180 days of such share’s initial issuance, $1.00 per share, and if converted on or after the 181st day of its initial issuance, 75% of the average of the trading prices five days prior to conversion but in no case less than $0.90 per share.

During the year ended December 31, 2019, the Company sold to certain investors an aggregate of 24.01 shares of Series C Convertible Preferred Stock and two-year immediately vested warrants to purchase an aggregate of 60,025 shares of the Company’s common stock at an exercise price of $1.50 per share for aggregate gross proceeds of $216,000, less cash issuance costs of $32,000, for aggregate net proceeds of $184,000. The warrants, which were determined to be classified within stockholders’ deficiency, had an aggregate issuance date fair value of $12,515. The Company has computed the fair value of warrants using the Black-Scholes pricing model with the following assumptions: risk free interest rate: 1.53% - 1.74%; expected term – 2 years, expected volatility - 97%, expected dividends – 0%.

The Series C Convertible Preferred Stock is redeemable at the Company’s option, therefore it has been classified within stockholders’ deficiency on the consolidated balance sheet. An overall analysis of its features performed by the Company determined that the Series C Convertible Preferred Stock was more akin to equity. As a result, while the embedded conversion option (“ECO”) contained certain anti-dilution price protection mechanisms, since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and accounted for as a derivative liability under ASC 815. The Company determined that the Series C Convertible Preferred Stock did not contain a beneficial conversion feature, since the conversion price exceeded the estimated fair value of the Company’s common stock as of the commitment date, except upon a conversion in the event of a Qualified Offering, which was determined to be a contingent beneficial conversion feature, which will be measured when the contingency is resolved and, if determined to be beneficial at such time, will be recognized.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 9	STOCKHOLDERS' DEFICIENCY – CONTINUED

Common Stock

During the year ended December 31, 2018, the Company sold an aggregate of 1,081,819 shares of common stock at $0.66 per share to accredited investors for aggregate gross and net proceeds of $714,000 and $672,400, respectively. Of the $41,600 of issuance costs, $35,000 were cash costs and $6,600 were non-cash costs in the form of 10,000 shares of common stock that were issued during 2018.

During the year ended December 31, 2019, the Company sold an aggregate of 1,361,059 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $898,300.

During the years ended December 31, 2019 and 2018, the Company issued 140,000 and 25,000 shares, respectively, of common stock under the 2018 Plan and 45,966 and 159,437 shares, respectively, of restricted common stock to consultants in exchange for services, which vest immediately. The grant date value of the common stock and restricted common stock were $133,660 and $145,904 during the years ended December 31, 2019 and 2018, respectively.

Warrants

On June 10, 2019, the Company issued two-year immediately vested warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share to certain vendors in connection with consulting agreements. The warrants vested immediately on the date of issuance. The warrants, which were determined to be classified within stockholders’ deficiency, had an aggregate issuance date fair value of $40,974. The Company has computed the fair value of the warrants using the Black Scholes option pricing model with the following valuation assumptions: risk free interest rate – 1.90%, contractual term – 2.0 years, expected volatility –97%, expected dividends – 0%.

During the year ended December 31, 2019, the Company issued two-year immediately vested warrants to purchase an aggregate of 60,025 shares of the Company’s common stock at an exercise price of $1.50 per share to certain investors in connection with the Series C Convertible Preferred Stock sales. (See Note 9 – Stockholders’ Deficiency, Series C Convertible Preferred Stock)

A summary of warrants activity during the year ended December 31, 2019 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2019	-	$-
Issued	210,025	1.14
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, December 31, 2019	210,025	1.14	1.5	$-

Exercisable, December 31, 2019	210,025	$1.14	1.5	$-

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 9	STOCKHOLDERS' DEFICIENCY – CONTINUED

Warrants – Continued

A summary of outstanding and exercisable warrants as of December 31, 2019 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.00	150,000	1.4	150,000
$1.50	60,025	1.7	60,025
	210,025	1.5	210,025

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

On September 20, 2019, the Company granted five-year options to purchase a total of 100,000 shares of common stock at an exercise price of $0.66 per share to employees pursuant to the 2018 Plan. The options vested one-fifth on the first anniversary of the employment date and the remaining options vest monthly over three years. The options had an aggregate grant date value of $35,510 which is recognized over the vesting period.

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2019	2018
Risk free interest rate	1.69%	2.50%
Expected term (years)	2.50	3.09
Expected volatility	91.00%	87.00%
Expected dividends	0.00%	0.00%

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

The weighted average grant date fair value per share of options granted during the years ended December 31, 2019 and 2018 was $0.36 and $0.38, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 9	STOCKHOLDERS' DEFICIENCY – CONTINUED

Stock Options – Continued

A summary of options activity during the years ended December 31, 2019 and 2018 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2018	-	$-
Granted	300,000	0.66
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, December 31, 2018	300,000	0.66
Granted	100,000	0.66
Exercised	-	-
Expired	-	-
Forfeited	(15,000)	0.66
Outstanding, December 31, 2019	385,000	$0.66	4.2	$-

Exercisable, December 31, 2019	144,373	$0.66	4.0	$-

The following table presents information related to stock options as of December 31, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	385,000	4.0	144,373
	385,000	4.0	144,373

Stock-Based Compensation

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense of $220,625 and $457,713, respectively, related to restricted common stock, warrants and stock options which are included within selling, general and administrative expenses and research and development expenses on the consolidated statements of operations. During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation related to research and development of $36,022 and $0, respectively. During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation related to selling, general and administrative expenses of $184,603 and $457,713, respectively. As of December 31, 2019, there was $92,210 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.39 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 9	STOCKHOLDERS' DEFICIENCY – CONTINUED

Stock-Based Compensation – Continued

The following table presents information related to stock-based compensation for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31,
	2019	2018
Common stock	$133,660	$139,304	(1)
Stock options	45,994	318,409
Warrants	40,971	-
Total	$220,625	$457,713

(1) An additional $6,600 of grant date value was debited to additional paid in capital as it was an equity issuance cost. See Note 9 – Stockholders’ Deficiency, Common Stock.

NOTE 10	COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 1, 2017, KULR Technology Group, Inc. entered into a one-year lease agreement to lease 5,296 square feet of space located in San Diego, California with respect to its research and development activities. The base rent was $4,364 per month plus association fees of $531 per month. In connection with the lease, the Company paid the landlord a security deposit of $8,729. The aggregate base rent payable over the lease term was recognized on a straight-line basis. On December 30, 2018, the lease was extended until December 31, 2019, the base rent was $4,452 per month plus association fees of $555 per month. The lease was renewed on January 1, 2020. See Note 11 – Subsequent Events.

On March 8, 2018, KULR Technology Corporation took over ESLI’s lease agreement and entered into a one-year lease agreement to lease 6,754 square feet of space located in San Diego, California with respect to its research and development activities starting May 1, 2018. The base rent was $8,150 per month. In connection with the lease, the Company recorded a liability to ESLI in connection with the security deposit of $8,150. The aggregate base rent payable over the lease term was recognized on a straight-line basis. On March 22, 2019, the Company extended the lease for 8 months with a base rent of $8,442 starting May 1, 2019. The Company moved out of the space as of December 15, 2019.

During the years ended December 31, 2019 and 2018, operating lease expense was $162,520 and $127,327, respectively. As of December 31, 2019, the Company does not have any financing leases.

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement is effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement. During the years ended December 31, 2019 and 2018, the Company recorded royalties of $1,290 and $0, respectively, which were included within cost of revenues.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 10	COMMITMENTS AND CONTINGENCIES – CONTINUED

Sales Taxes

States impose sales tax on certain sales to nonexempt customers. The Company is current in its filing with its home state of California and has reported no taxable sales for the year ended December 31, 2019. as a result of the following: (i) approximately 11% of the Company's sales are design and engineering services which are not subject to sales tax, (ii) certain product sales are shipped to non US countries, states outside of California, or tax-exempt government agencies, (iii) the Company’s customers are licensed resellers of the products and accordingly are exempt from  the pass through of sales taxes. Accordingly, the Company did not collect sales taxes during the years ended December 31, 2019 and 2018. If, during an inspection by a tax authority, the Company was unable to support its customers’ tax exemption status, the Company may be subject to a liability for sales taxes not collected.

NOTE 11	SUBSEQUENT EVENTS

COVID-19

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. Our business is dependent on developing new markets and new products to be used on a global basis, thus restrictions on travel could lead to reduced demand for our products and interruptions to supply chains. Also, the local regulations such as “Shelter in Place” will affect our ability to maintain regular R&D and manufacturing schedules as well as the capability to meet customer demands in a timely manner. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Operating Lease Renewal

On January 1, 2020, KULR Technology Group, Inc. renewed a lease agreement for the 5,296 square feet of space located in San Diego, California under a six-month lease agreement ending June 30, 2020. The base rent was increased to $4,552 per month plus association fees of $555 per month.

Standby Equity Distribution Agreement

On February 27, 2020, KULR Technology Group, Inc. entered into a Standby Equity Distribution Agreement with YAII PN, Ltd., a Cayman Island exempt limited partnership (the “Investor”), pursuant to which the Company may, at its discretion, periodically sell to Investor up to $8,000,000 of shares of the Company’s common stock (the “Offering”), par value $0.0001 per share (the “Common Stock”). For each share of Common Stock purchased under the Standby Equity Distribution Agreement (the “Shares”), the Investor will pay the Company 80% of the lowest daily volume weighted average price of the Common Stock on the OTC Markets OTCQB or other principal market on which the Common Stock is traded for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the Shares under the Standby Equity Distribution Agreement.

The Investor’s obligation to purchase the Shares under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company maintaining the effectiveness of a registration statement for the securities sold under the Standby Equity Distribution Agreement, and is limited to $100,000 per advance. In addition, the Company may not request advances if the Shares to be issued would result in the investor owning more than 4.99% of the Company’s outstanding Common Stock, with any such request being automatically modified to reduce the advance amount.

The commitment period under the Standby Equity Distribution Agreement commenced on February 27, 2020 (the “Effective Date”) and expires on the earliest to occur of (i) first day of the month following the twenty-four months after the Effective Date, (ii) on which the Investor has purchased an aggregate amount of $8,000,000 of Shares under the Standby Equity Distribution Agreement, or (iii) the date the Standby Equity Distribution Agreement is earlier terminated.

The Standby Equity Distribution Agreement contains customary representations, warranties and agreements of the Company and the Investor, indemnification rights and other obligations of the parties. The Company has the right to terminate the Standby Equity Distribution Agreement at any time upon prior written notice, at no cost to the Company, provided that (i) there are no outstanding advances which have yet to be issued and (ii) the Company has paid all amounts owed to the Investor.

The Company agreed to issue to the Investor 95,847 shares of Common Stock as commitment shares in consideration for entering into the Standby Equity Distribution Agreement. The Company will not receive any cash proceeds from the issuance of these commitment shares.

The Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of Common Stock. In connection with the Offering, the Company paid the Investor a structuring fee equal to $15,000 and agreed to pay a financial advisor an 8% fee on gross proceeds received by the Company from the sale of Shares that exceeds $1,500,000.

On May 12, 2020, the Company issued an aggregate of 20,292 shares of common stock in connection with an aggregate of $16,000 of proceeds received against advance notices submitted to the Investor under the Standby Equity Distribution Agreement.

CARES ACT

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, amongst other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The Company is currently evaluating how provisions in the CARES Act will impact its consolidated financial statements, however, it does not currently believe that such provisions will have a material impact on the Company’s consolidated financial statements.

Paycheck Protection Program Loan

On April 27, 2020, the Company received loan proceeds in the amount of approximately $155,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that it will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 11	SUBSEQUENT EVENTS – CONTINUED

Note Purchase Agreement and Promissory Note

The Company also entered into a Note Purchase Agreement, dated February 27, 2020, with the Investor, pursuant to which the Investor purchased a full recourse promissory note (the “Note”) in the original principal amount of $1,500,000 (“Principal Amount”). In consideration for the issuance of the Note by the Company, the purchase price of the Note paid by the Investor was equal to the Principal Amount minus an original issue discount equal to 6%.

The Note bears no interest and will become immediately due and payable on May 31, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Note. The Company will repay the Principal Amount in monthly installments as set forth in the Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid.

The Company paid a financial advisor a $130,000 advisory fee in connection with the Note Purchase Agreement and Note.