Form 10-Q
period 2020-03-31
KULR Technology Group, Inc.
filed 2020-06-25
CIK 1662684

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55564

KULR TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-1004273 (I.R.S. Employer Identification No.)
1999 S. Bascom Ave. Suite 700. Campbell, California (Address of principal executive offices)	95008 (Zip Code)

Registrant’s telephone number, including area code: 408-663-5247

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None.	N/A	N/A

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

As of June 25, 2020, there were 81,618,875 shares of Common Stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the “Order”). We filed a Form 8-K on May 15, 2020, the original due date of the Form 10-Q, indicating our reliance on the relief granted by the Order and the necessity to rely on such relief due to circumstances related to COVID-19 pandemic. In particular, the COVID-19 pandemic has caused severe disruptions in access to our facilities, resulting in limited support from our staff, as well as disruptions in the focus of our management that has dedicated time and resource to mitigating the effects of the pandemic. These effects, in turn, delayed our ability to file this Quarterly Report on its original due date.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets:
Cash	$634,148	$108,857
Accounts receivable	56,812	30,101
Inventory	31,605	27,091
Prepaid expenses	68,579	23,825
Other current assets	13,764	19,376
Total Current Assets	804,908	209,250
Property and equipment, net	26,973	27,516
Deferred offering costs	78,259	-
Total Assets	$910,140	$236,766

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$210,008	$344,660
Accounts payable - related party	3,622	4,253
Accrued expenses and other current liabilities	665,320	659,399
Accrued expenses and other current liabilities - related party	-	10,419
Current portion of notes payable, net of debt discount of $166,163 and $0 at March 31, 2020 and December 31, 2019, respectively	1,033,837	-
Line of credit	8,401	-
Deferred revenue	47,000	15,000
Total Current Liabilities	1,968,188	1,033,731

Notes payable, non-current portion, net of debt discount of $34,617 and $0 at March 31, 2020 and December 31, 2019, respectively	215,383	-
Total Liabilities	2,183,571	1,033,731

Commitments and contingencies (Note 10)

Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Series B Convertible Preferred Stock, 31,000 shares designated; 14,487 shares issued and outstanding and liquidation preference of $14,487 at March 31, 2020 and December 31, 2019	1	1
Series C Preferred Stock, 400 shares designated; 24.01 shares issued and outstanding and liquidation preference of $240,100 at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 81,167,678 and 81,071,831 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8,117	8,107
Additional paid-in capital	7,665,016	7,591,239
Accumulated deficit	(8,946,565)	(8,396,312)
Total Stockholders’ Deficiency	(1,273,431)	(796,965)
Total Liabilities and Stockholders’ Deficiency	$910,140	$236,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$77,500	$194,952

Cost of revenue	25,926	61,517

Gross Profit	51,574	133,435

Operating Expenses:
Research and development	111,713	129,492
Selling, general and administrative	469,527	569,191

Total Operating Expenses	581,240	698,683

Loss From Operations	(529,666)	(565,248)

Other Expenses:
Interest expense, net	(1,367)	(445)
Amortization of debt discount	(19,220)	-

Total Other Expenses	(20,587)	(445)

Net Loss	$(550,253)	$(565,693)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	81,098,163	78,730,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Series B Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance - January 1, 2020	14,487	$1	24.01	$-	81,071,831	$8,107	$7,591,239	$(8,396,312)	$(796,965)

Stock-based compensation	-	-	-	-	-	-	10,528	-	10,528

Common stock issued as a commitment fee for the Standby Equity Distribution Agreement	-	-	-	-	95,847	10	63,249	-	63,259

Net loss	-	-	-	-	-	-	-	(550,253)	(550,253)

Balance - March 31, 2020	14,487	$1	24.01	$-	81,167,678	$8,117	$7,665,016	$(8,946,565)	$(1,273,431)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance - January 1, 2019	30,858	$3	78,706,256	$7,871	$6,283,548	$(6,416,559)	$(125,137)

Stock-based compensation	-	-	25,000	3	36,057	-	36,060

Common stock issued for cash	-	-	234,849	23	154,977	-	155,000

Net loss	-	-	-	-	-	(565,693)	(565,693)

Balance - March 31, 2019	30,858	$3	78,966,105	$7,897	$6,474,582	$(6,982,252)	$(499,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(550,253)	$(565,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	19,220	-
Depreciation expense	543	3,000
Bad debt expense	335	-
Write-down of inventory	-	90
Stock-based compensation	12,728	47,940
Changes in operating assets and liabilities:
Accounts receivable	(27,046)	79,381
Inventory	(4,514)	1,200
Prepaid expenses	(44,754)	(7,626)
Other current assets	5,612	(10,246)
Accounts payable	(135,283)	134,063
Accrued expenses and other current liabilities	(6,698)	31,471
Deferred revenue	32,000	-

Total Adjustments	(147,857)	279,273

Net Cash Used In Operating Activities	(698,110)	(286,420)

Cash Flows from Financing Activities:
Proceeds from note payable	1,410,000	-
Payment of debt issuance costs	(130,000)	-
Repayments of note payable	(50,000)	-
Proceeds from line of credit	10,000	-
Repayments of line of credit	(1,599)	-
Proceeds from sale of common stock	-	155,000
Payment of financing costs on equity line of credit	(15,000)	-

Net Cash Provided By Financing Activities	1,223,401	155,000

Net Increase (Decrease) In Cash	525,291	(131,420)

Cash - Beginning of Period	108,857	229,896

Cash - End of Period	$634,148	$98,476

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$1,367	$446

Non-cash investing and financing activities:
Value of common stock issued as a commitment fee for the Standby Equity Distribution Agreement	$63,259	$-
Original issuance discount on note payable	$90,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 14, 2020.

NOTE 2	GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. As of March 31, 2020, the Company had cash of $634,148 and a working capital deficit of $1,163,280. For the three months ended March 31, 2020 and 2019, the Company incurred net losses of $550,253 and $565,693, respectively, and used cash in operations of $698,110 and $286,420, respectively. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to achieve profitability. Further, as of March 31, 2020, the Company has debt principal in the amount of $1,450,000 which matures on May 31, 2021.

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. Our business is dependent on developing new markets and new products to be used on a global basis, thus restrictions on travel could lead to reduced demand for our products and interruptions to supply chains. Also, the local regulations such as “Shelter in Place” will affect our ability to maintain regular R&D and manufacturing schedules as well as the capability to meet customer demands in a timely manner. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition

NOTE 2	GOING CONCERN AND MANAGEMENT’S PLANS – CONTINUED

Effective February 27, 2020, the Company entered into a twenty-four month Standby Equity Distribution Agreement (“SEDA”) with an Investor, pursuant to which the Company may, at its discretion, sell to up to an aggregate of $8,000,000 (subject to the Investor’s approval for amounts over $100,000) of shares of the Company’s common stock at a price equal to Company 80% of the lowest daily volume weighted average price for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by the Investor, at least 5 trading days shall have elapsed from the immediately preceding advance date. See Note 9 – Stockholder Deficiency for additional details. Additionally, the Company applied for, and in April 2020, received, a loan of $155,000 under the government Small Business Administration (“SBA”) sponsored Payroll Protection Program (“PPP”) to support continuing employment during the COVID-19 pandemic (see Note 11 – Subsequent Events).

The Company currently has $8,000,000 available in connection with the SEDA, in order to fund its ongoing operations; however, there can be no assurance that the Company will be able to continue sell common shares pursuant to the SEDA at an acceptable price, or without causing undue dilution to existing investors beyond what the Company sold subsequent to March 31, 2020. Further, there is also no assurance that the Company will be able to continue to obtain additional funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

The aforementioned conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an uninsured balance of $376,359 and no uninsured cash balances as of March 31, 2020 and December 31, 2019, respectively.

Customer concentrations are as follows:

	Revenues		Accounts Receivable
	For the Three Months Ended
	March 31,		As of	As of
	2020	2019	March 31, 2020	December 31, 2019

Customer A	*	61%	*	*
Customer B	*	17%	*	*
Customer C	*	*	*	33%
Customer D	*	*	*	17%
Customer E	*	*	*	20%
Customer F	*	*	*	19%
Customer G	59%	*	56%	*
Customer H	23%	*	32%	*
Customer I	*	*	11%	*
Total	82%	78%	99%	89%
* Less than 10%

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Concentrations of Credit Risk – Continued

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

Vendor concentrations are as follows:

	Accounts Payable
	As of	As of
	March 31, 2020	December 31, 2019

Vendor A	15%	15%
Vendor B	*	16%
Vendor C	17%	17%
Vendor D	*	12%
Vendor E	20%	*
Vendor F	20%	*
	72%	60%
* Less than 10%

Deferred Offering Costs

Deferred offering costs, which consist of direct, incremental professional fees incurred in connection with closing the SEDA for a potential sale of the Company’s equity securities (as described in Note 9 – Stockholders’ Deficiency), are capitalized as non-current assets on the balance sheet. Upon continued utilization of the SEDA, the deferred offering costs will be offset against the equity offering proceeds. As of March 31, 2020, the Company incurred deferred offering costs in the amount of $78,259. See Note – 9 Stockholders’ Deficiency, Standby Equity Distribution Agreement for more information.

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

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;

•	Step 2: Identify the performance obligations in the contract;

•	Step 3: Determine the transaction price;

•	Step 4: Allocate the transaction price to the performance obligations in the contract; and

•	Step 5: Recognize revenue when the company satisfies a performance obligation.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers a report to the customer.

The following table summarizes our revenue recognized in our unaudited condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2020	2019

Product sales	$28,000	$169,440
Contract services	49,500	25,512
Total revenue	$77,500	$194,952

As of March 31, 2020 and December 31, 2019, the Company had $47,000 and $15,000 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. During the three months ended March 31, 2020 and 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common share, if dilutive, resulting from the exercise of outstanding stock options and warrants and the conversion of convertible instruments.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2020	2019

Series B Convertible Preferred Stock	724,350	1,542,900
Series C Convertible Preferred Stock	240,100	-
Options	395,000	300,000
Warrants	210,025	-
Total potentially dilutive shares	1,569,475	1,842,900

Reclassification

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

NOTE 4	PREPAID EXPENSES

As of March 31, 2020 and December 31, 2019, prepaid expenses consisted of the following:

	March 31, 2020	December 31, 2019

Travel expenses	$56,544	$487
Insurance	5,837	8,026
Filing fees	5,365	11,625
Research and development services	833	1,812
Other	-	1,875
Total prepaid expenses	$68,579	$23,825

NOTE 5	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019

Payroll and vacation	$510,830	$525,917
Legal and professional fees	102,676	60,000
Credit card payable	23,139	4,581
Travel expenses	10,591	45,707
Other	18,084	23,194
Total accrued expenses and other current liabilities	$665,320	$659,399

See Note 8 – Related Party Transactions for more information on accrued expenses – related party.

NOTE 6	LINE OF CREDIT

On February 18, 2020, the Company entered into a financing agreement (the “Line of Credit”) wherein it may borrow up to $10,000. The repayment terms (interest rate, repayment amount and number of consecutive weekly periodic installments) are determined at the time the Company borrows proceeds under the Line of Credit.

On February 19, 2020, the Company borrowed and received gross proceeds of $10,000 under the Line of Credit for its working capital needs, which is being repaid weekly for the next 26 weeks at a weekly interest rate of 1.7%. As of March 31, 2020, the outstanding aggregate principal amount on the Line of Credit was $8,401. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $797 and $0, respectively, related to the Line of Credit. There was no accrued interest related to the Line of Credit as of March 31, 2020.

NOTE 7	NOTE PAYABLE

On February 27, 2020, the Company entered into a note purchase agreement with the YAII PN, Ltd., a Cayman Island exempt limited partnership (the “Investor”), pursuant to which the Investor purchased a full recourse promissory note (the “Note”) in the original principal amount of $1,500,000 (“Principal Amount”) for cash proceeds of $1,410,000. The Note included an original issue discount of $90,000, which represents the difference between the principal and proceeds received. The original issue discount, along with the $130,000 advisory fee were recorded as a debt discount and contra liability and is being amortized over the term of the Note using the effective interest rate method.

NOTE 7	NOTE PAYABLE – CONTINUED

The Note bears no coupon interest (original issue discount only) and will become immediately due and payable on May 31, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Note and which includes the early termination of a standby equity distribution agreement with the Investor (see Note 9 – Stockholders’ Deficiency – Standby Equity Distribution Agreement for additional details). The Company will repay the Principal Amount in monthly installments as set forth in the Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid. During the three months ended March 31, 2020, the Company repaid principal on the Note of $50,000, and as of March 31, 2020, the outstanding aggregate principal balance of the Note was $1,450,000. During the three months ended March 31, 2020, the Company recognized amortization of debt discount of $19,220 related to the Note.

NOTE 8	RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

Accounts payable – related party consists of a liability of $3,622 and $4,253 as of March 31, 2020 and December 31, 2019, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions in prior periods.

Accrued Expenses and Other Current Liabilities – Related Party

Accrued expenses and other current liabilities – related parties consist of a liability of $0 and $10,419 as of March 31, 2020 and December 31, 2019, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided by ESLI to the Company associated with the development of the Company’s CFV thermal management solutions.

NOTE 9	STOCKHOLDERS’ DEFICIENCY

Standby Equity Distribution Agreement

On February 27, 2020, KULR Technology Group, Inc. entered into a SEDA with the Investor, pursuant to which the Company may, at its discretion, sell to the Investor up to $8,000,000 of shares of the Company’s common stock (the “Offering”), par value $0.0001 per share (the “Common Stock”). For each share of Common Stock purchased under the SEDA (the “Shares”), the Investor will pay the Company 80% of the lowest daily volume weighted average price of the Common Stock on the OTC Markets OTCQB or other principal market on which the Common Stock is traded for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the Shares under the SEDA. See Note 7 – Note Payable.

The Investor’s obligation to purchase the Shares under the SEDA is subject to certain conditions, including the Company maintaining the effectiveness of a registration statement for the securities sold under the SEDA, and subject to the Investor’s approval for amounts over $100,000. In addition, the Company may not request advances if the Shares to be issued would result in the Investor owning more than 4.99% of the Company’s outstanding Common Stock, with any such request being automatically modified to reduce the advance amount. The Company shall not be able to request advances under the SEDA if the Registration Statement is not effective or if any issuances of Common Stock pursuant to any Advances would violate any rules.

The commitment period under the SEDA commenced on February 27, 2020 (the “Effective Date”) and expires on the earliest to occur of (i) first day of the month following the twenty-four months after the Effective Date, (ii) on which the Investor has purchased an aggregate amount of $8,000,000 of Shares under the SEDA, or (iii) the date the SEDA is earlier terminated.

The SEDA contains customary representations, warranties and agreements of the Company and the Investor, indemnification rights and other obligations of the parties. The Company has the right to terminate the SEDA at any time upon prior written notice, at no cost to the Company, provided that (i) there are no outstanding advances which have yet to be issued and (ii) the Company has paid all amounts owed to the Investor, including amounts borrowed under the Note (see Note 7 – Note Payable for additional details). The Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of Common Stock.

NOTE 9	STOCKHOLDERS’ DEFICIENCY – CONTINUED

Standby Equity Distribution Agreement – Continued

The Company paid cash of $15,000 and issued to the Investor 95,847 shares of Common Stock to the Investor and as consideration for entering into the SEDA. The shares of common stock issued to the Investor had an issuance date fair value of $63,259. The aggregate consideration of $78,259 was recorded as deferred offering costs and additional paid in capital on the condensed consolidated balance sheet.

The Company did not sell any Shares pursuant to the SEDA during the three months ended March 31, 2020. Please see Note 11 – Subsequent Events for additional details regarding the sale of Shares subsequent to March 31, 2020.

Stock Options

On January 1, 2020, the Company granted five-year options to purchase a total of 10,000 shares of common stock at an exercise price of $0.66 per share to an employee pursuant to the 2018 Plan. One-fourth of the options will vest on the first-year anniversary of the grant date and the remaining options vest monthly over three years. The options had an aggregate grant date value of $3,609 which is recognized over the vesting period. The Company estimated the fair value of the options using the Black-Scholes Option Pricing Model with the following assumptions: (a) stock price of $0.66 per share; (b) volatility of 93%; (c) expected term of 2.5 years; (d) risk-free interest rate of 1.58%; and (e) a dividend rate of 0.0%.

Stock-Based Compensation

During the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $12,728 and $47,940 (which includes the issuance of 25,000 shares of immediately-vested common stock for legal fees), respectively, related to restricted common stock and stock options, of which $8,112 and $16,300, respectively was charged to research and development expense and $4,616 and $31,640, respectively was charged to general and administrative expense. As of March 31, 2020, there was $85,917 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.22 years.

The following table presents information related to stock-based compensation for the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019

Common stock	$2,200	$28,380
Stock options	10,528	19,560
Total	$12,728	$47,940

NOTE 10	COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 1, 2020, KULR Technology Group, Inc. renewed a lease agreement for the 5,296 square feet of space located in San Diego, California under a six-month lease agreement ending June 30, 2020. The base rent was increased to $4,552 per month plus association fees of $555 per month. For the three months ended March 31, 2020 and 2019, operating lease expense was $10,016 and $40,385, respectively. The Company evaluated their operating lease and determined that the short-term exemption available under ASC 842 applies since the lease term is less than 12 months and the lease does not include a purchase option whose exercise is reasonably certain. Since the short-term exemption applies, lease payments are recognized as expense and no right of use asset or lease liability is recorded.

NOTE 11	SUBSEQUENT EVENTS

Common Stock

Subsequent to March 31, 2020, the Company issued an aggregate of 421,197 shares of common stock at prices between $0.72 - $1.53 per share for aggregate proceeds of $526,000 received against advance notices submitted to the Investor under the SEDA.

On June 12, 2020, the Company issued 30,000 shares of common stock that vest immediately with a grant date value of approximately $30,000 related to consulting services provided.

Note Purchase Agreement and Promissory Note

Subsequent to March 31, 2020, and pursuant to the terms of the Note, the Company repaid an aggregate of $175,000 against the Principal Amount.

Paycheck Protection Program Loan

On April 27, 2020, the Company received approximately $155,000 of cash proceeds pursuant to an unsecured loan provided in connection with the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (“CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of their PPP Loans for Qualifying Expenses. However, no assurance is provided KULR will be able to obtain forgiveness of the PPP Loans in whole or in part. Any amounts not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration decides on forgiveness. While the Company’s PPP loans currently have a two-year maturity, the amended law will permit the Company to request a five-year maturity.

Operating Lease Renewal

On June 15, 2020, the Company entered into an agreement to extend the term of its original lease from June 30, 2020 to December 31, 2020. Monthly rental payments under the renewed lease total $5,107, which comprises of $4,552 of base rent plus $555 of association fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

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

Our management’s growth strategy has put particular focus on targeting E-Mobility applications for its core technology. We believe we are well-positioned to provide a broad range of E-mobility solutions, and intend to expand our business through internal growth and acquisition. In the case of potential acquisitions, we seek to acquire businesses in related markets that are synergistic to our existing operations, technologies, and management experience. This focus will highlight markets in which we can: (1) integrate our existing technology into the acquiree’s product offerings or simultaneously offer our products and services through the acquiree’s customer base and channels; (2) gain a leading market position and provide vertically integrated services where we can secure economies of scale, premium market positioning, and operational synergies; and/or (3) establish a leading position in selected markets and channels of the acquiree through a joint broad-based, hi-tech, E-Mobility branding campaign. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. To date, we have evaluated two acquisition opportunities under such criteria and, together with the management of the potential target, determined that the anticipated synergies would not be realized in the anticipated timetable. If we were to successfully close an acquisition, we would seek to integrate it while minimizing disruption to our existing operations and those of the acquired business, while exploiting the technical and managerial synergies from integration.

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

Decontamination Solutions

In response to the unprecedented demand for solutions to combat the spread of COVID-19 (and other viruses) and in response to an opportunity that arose out of the recognition of our technical and thermal expertise by our governmental clients, we recently explored the launch of a suite of products that utilize a Hypochlorous-Acid based microbial decontamination liquid. Although no assurance can be made that we will be able to commercialize these decontamination products or that there will be demand for such products, we believe that we are capable of producing or acquiring substantial quantities of the decontamination liquid to deploy in a suite of decontamination delivery products and technology that we are actively developing. In order to advance these efforts and to test the efficacy of the decontamination liquid, we engaged an independent lab to test our solution, but we do not yet have any lab results.

Paycheck Protection Program Loan

On April 27, 2020, the Company received approximately $155,000 of cash proceeds pursuant to an unsecured loan provided in connection with the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (“CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of their PPP Loans for Qualifying Expenses. However, no assurance is provided KULR will be able to obtain forgiveness of the PPP Loans in whole or in part. Any amounts not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration decides on forgiveness. While the Company’s PPP loans currently have a two-year maturity, the amended law will permit the Company to request a five-year maturity.

Standby Equity Distribution Agreement

On February 27, 2020, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YAII PN, Ltd., a Cayman Island exempt limited partnership (“YAII”), pursuant to which the Company may, at its discretion, subject to certain conditions, sell to YAII up to $8,000,000 of shares common stock. For each share of common stock purchased under the SEDA (the “Shares”), YAII will pay the Company 80% of the lowest daily volume weighted average price of the common stock on the OTC Markets OTCQB or other principal market on which the common stock is traded for the five days immediately following the date the Company delivers notice requiring YAII to purchase the Shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by the Investor, at least 5 trading days shall have elapsed from the immediately preceding advance date. The Company agreed to issue, without receiving additional consideration, to YAII 95,847 shares of common stock as commitment shares in consideration for entering into the SEDA.

Subsequent to the three months ended March 31, 2020, we issued an aggregate of 421,197 shares of common stock at a price between $0.72 - $1.53 per share for $526,000 of proceeds received against advance notices submitted to YAII under the SEDA.

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

During the three months ended March 31, 2020, the Company repaid $50,000 of the Principal Amount on the Note. Subsequent to March 31, 2020, and pursuant to the terms of the Note, we repaid an aggregate of $175,000 against the Principal Amount.

PPR Product License and Supply Agreement - Americase’s Battery Bag

On April 13, 2020, we announced that we entered into a license and supply agreement with Americase, LLC, granting a license for Americase’s use of our passive propagation resistant (PPR) technology and agreeing to supply our PPR materials for Americase’s “Battery Bag” products.

Common Stock

On June 12, 2020, we issued 30,000 shares of common stock that vest immediately with a grant date value of approximately $30,000 related to consulting services provided.

Operating Lease Renewal

On June 15, 2020, we entered into an agreement to extend the term of our original lease from June 30, 2020 to December 31, 2020. Monthly rental payments under the renewed lease total $5,107, which comprises of $4,552 of base rent plus $555 of association fees.

Results of Operations

Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019

Revenues

Our revenues consisted of the following types:

	For the Three Months Ended
	March 31,
	2020	2019

Product sales	$28,000	$169,440
Contract services	49,500	25,512
Total revenue	$77,500	$194,952

For the three months ended March 31, 2020 and 2019, we generated $77,500 and $194,952 of revenues, a decrease of $117,452, or 60%. The decrease in product shipments in 2019 was primarily due to the impact of COVID-19 related shut-downs by us, and by our clients, which restricted decisions on the timing of shipments. Because our service based revenue was not restricted by physical shipment issues, we were actually able to increase service revenues.

Our revenues during the three months ended March 31, 2020 and 2019 consisted of sales of our component product, CFV thermal management solution, ISC battery cell products, as well as certain research and development contract services.

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

For the three months ended March 31, 2020 and 2019, cost of revenues was $25,926 and $61,517, respectively. The decrease was primarily due to lower sales of products.

We generated a gross profit of $51,574 for the three months ended March 31, 2020 as compared to a gross profit of $133,435 for the three months ended March 31, 2019, representing a decrease in gross profit of $81,861, or 61%. The gross margin percentage was 67% and 68% for the three months ended March 31, 2020 and 2019, respectively. The decrease during the three months ended March 31, 2020 is attributable to the change of product mix.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended March 31, 2020, R&D expenses decreased by $17,779 or 14%, to $129,492 from $113,192, for the three months ended March 31, 2019. The decrease is primarily due to $7,000 of patent costs and $8,000 of stock-based compensation.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of travel, salaries, payroll taxes and other benefits, and rent expense.

For the three months ended March 31, 2020, selling, general and administrative expenses decreased by $99,664 or 18%, to $469,527 from $569,191 for the three months ended March 31, 2019. The decrease is primarily due to an approximate $43,000 decrease in travel expenses, $29,000 decrease in rent expense due to the termination of an operating lease during the end of fourth quarter of 2019, and $20,000 decrease in salaries and other benefits due to the salary cuts implemented during the end of the current quarter due to COVID-19.

Other Expense

For the three months ended March 31, 2020, other expense increased by $20,142 to $20,587 from $445 for the three months ended March 31, 2019. The increase in other expense is primarily due to the amortization of debt discount related to the issuance of a note payable during the current quarter.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, we had cash balances of $634,148 and $108,857, respectively, and working capital deficits of $1,163,280 and $824,481, respectively.

For the three months ended March 31, 2020 and 2019, cash used in operating activities was $698,110 and $286,420, respectively. Our cash used in operations for the three months ended March 31, 2020 was primarily attributable to our net loss of $550,253, adjusted for non-cash expenses in the aggregate amount of $32,826, and $180,683 of net cash used in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2019 was primarily attributable to our net loss of $565,693, adjusted for non-cash expenses in the aggregate amount of $51,030, partially offset by $228,243 of net cash provided by changes in the levels of operating assets and liabilities.

There were no cash flows from investing activities for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, cash provided by financing activities was $1,223,401 and $155,000, respectively. Our cash provided by financing activities for the three months ended March 31, 2020 was due to $1,410,000 of net proceeds from the issuance of a note payable, offset by the payment of debt issuance costs and a debt repayment. The cash provided from financing activities during the three months ended March 31, 2019 was proceeds from the sale of common stock.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant revenues and/or raise additional capital to fund our operations. Further, as of March 31, 2020, there is outstanding debt principal in the amount of $1,450,000 which matures on May 31, 2021.

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

Effective February 27, 2020, the Company entered into a twenty-four month Standby Equity Distribution Agreement (“SEDA”) with an Investor, pursuant to which the Company may, at its discretion, sell to up to an aggregate of $8,000,000 (subject to the Investor’s approval for amounts over $100,000) of shares of the Company’s common stock at a price equal to Company 80% of the lowest daily volume weighted average price for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by the Investor, at least 5 trading days shall have elapsed from the immediately preceding advance date. See Note 9 – Stockholder Deficiency for additional details. Additionally, the Company applied for, and in April 2020, received, a loan of $155,000 under the government Small Business Administration (“SBA”) sponsored Payroll Protection Program (“PPP”) to support continuing employment during the COVID-19 pandemic (see Note 11 – Subsequent Events).

The Company currently has $8,000,000 available in connection with the SEDA, in order to fund its ongoing operations; however, there can be no assurance that the Company will be able to continue sell common shares pursuant to the SEDA at an acceptable price, or without causing undue dilution to existing investors beyond what the Company sold subsequent to March 31, 2020. Further, there is also no assurance that the Company will be able to continue to obtain additional funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

Although our management believes that we have access to capital resources through the SEDA or other sources, there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. The conditions outlined above indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on May 14, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

 None.

Item 6. Exhibits.

10.1	Standby Equity Distribution Agreement dated February 27, 2020 (1)

10.2	Note Purchase Agreement dated February 27, 2020 (1)

10.3	Promissory Note dated February 27, 2020 (1)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith

**Furnished herewith

(1) Previously filed as an exhibit to Form 8-K on March 4, 2020 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

June 25, 2020	By	/s/ Michael Mo
Michael Mo Chief Executive Officer and Chairman (Principal Executive Officer)

June 25, 2020	By	/s/ Simon Westbrook
Simon Westbrook Chief Financial Officer (Principal Financial and Accounting Officer)

