Form 10-Q
period 2020-06-30
KULR Technology Group, Inc.
filed 2020-08-14
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 14, 2020, there were 82,565,401 shares of Common Stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets

Current Assets:
Cash	$767,906	$108,857
Accounts receivable	72,681	30,101
Subscription receivable	220,000	-
Inventory	40,676	27,091
Prepaid expenses and other current assets	44,320	43,201
Total Current Assets	1,145,583	209,250
Property and equipment, net	51,982	27,516
Total Assets	$1,197,565	$236,766

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$109,536	$344,660
Accounts payable - related party	3,622	4,253
Accrued expenses and other current liabilities	466,606	659,399
Accrued expenses and other current liabilities - related party	-	10,419
Accrued issuable equity	290,500	-
Notes payable, net of debt discount of $123,089 and $0
at June 30, 2020 and December 31, 2019, respectively	1,151,911	-
Loans payable, current portion	51,742	-
Line of credit	3,555	-
Deferred revenue	-	15,000
Total Current Liabilities	2,077,472	1,033,731
Loans payable, non-current portion	103,484	-
Total Liabilities	2,180,956	1,033,731

Commitments and contingencies (Note 10)
Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated;
none issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series B Convertible Preferred Stock, 31,000 shares designated;
14,487 shares issued and outstanding and liquidation preference of $14,487
at June 30, 2020 and December 31, 2019	1	1
Series C Preferred Stock, 400 shares designated;
24.01 shares issued and outstanding and liquidation preference of $240,100
at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
81,759,242 and 81,071,831 shares issued and outstanding
at June 30, 2020 and December 31, 2019, respectively	8,176	8,107
Additional paid-in capital	8,383,982	7,591,239
Accumulated deficit	(9,375,550)	(8,396,312)
Total Stockholders' Deficiency	(983,391)	(796,965)
Total Liabilities and Stockholders' Deficiency	$1,197,565	$236,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$201,128	$56,310	$278,628	$251,262

Cost of revenue	41,413	28,550	67,339	90,067

Gross Profit	159,715	27,760	211,289	161,195

Operating Expenses:
Research and development	57,991	114,547	169,704	227,739
Selling, general, and administrative	424,865	534,262	894,392	1,119,753

Total Operating Expenses	482,856	648,809	1,064,096	1,347,492

Loss From Operations	(323,141)	(621,049)	(852,807)	(1,186,297)

Other Expenses:
Interest expense, net	(2,353)	(367)	(3,720)	(812)
Amortization of debt discount	(77,691)	-	(96,911)	-
Change in fair value of accrued issuable equity	(25,800)	-	(25,800)	-

Total Other Expenses	(105,844)	(367)	(126,431)	(812)

Net Loss	$(428,985)	$(621,416)	$(979,238)	$(1,187,109)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	81,234,608	79,918,048	81,166,393	79,365,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2020
	Series B Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2020	14,487	$1	24.01	$-	81,071,831	$8,107	$7,591,239	$(8,396,312)	$(796,965)

Stock-based compensation:
Options	-	-	-	-	-	-	10,528	-	10,528

Common stock issued for the commitment fee pursuant to the SEDA agreement	-	-	-	-	95,847	10	63,249	-	63,259

Net loss	-	-	-	-	-	-	-	(550,253)	(550,253)

Balance - March 31, 2020	14,487	$1	24.01	$-	81,167,678	$8,117	$7,665,016	$(8,946,565)	$(1,273,431)

Stock-based compensation:
Common stock	-	-	-	-	30,000	3	29,997	-	30,000
Options	-	-	-	-	-	-	9,588	-	9,588

Common stock issued pursuant to the SEDA agreement [1]	-	-	-	-	561,564	56	679,381	-	679,437

Net loss	-	-	-	-	-	-	-	(428,985)	(428,985)

Balance - June 30, 2020	14,487	$1	24.01	$-	81,759,242	$8,176	$8,383,982	$(9,375,550)	$(983,391)

[1]     Amount represents gross proceeds of $757,695 less $78,258 of amortized deferred offering costs.

	FOR THE SIX MONTHS ENDED JUNE 30, 2019
	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2019	30,858	$3	78,706,256	$7,871	$6,283,548	$(6,416,559)	$(125,137)

Stock-based compensation	-	-	25,000	3	36,057	-	36,060

Common stock issued for cash	-	-	234,849	23	154,977	-	155,000

Net loss	-	-	-	-	-	(565,693)	(565,693)

Balance - March 31, 2019	30,858	$3	78,966,105	$7,897	$6,474,582	$(6,982,252)	$(499,770)

Stock-based compensation	-	-	-	-	7,593	-	7,593

Common stock issued for cash	-	-	1,126,210	112	743,188	-	743,300
							-
Net loss	-	-	-	-	-	(621,416)	(621,416)

Balance - June 30, 2019	30,858	$3	80,092,315	$8,009	$7,225,363	$(7,603,668)	$(370,293)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(979,238)	$(1,187,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	96,911	-
Depreciation expense	5,534	6,033
Bad debt expense	933	-
Write-down of inventory	-	90
Change in fair value of accrued issuable equity	25,800	-
Stock-based compensation	94,816	93,111
Changes in operating assets and liabilities:
Accounts receivable	(43,513)	49,749
Inventory	(13,585)	1,200
Prepaid expenses and other current assets	(1,119)	(3,824)
Deferred expenses	-	(92,516)
Accounts payable	(235,123)	66,603
Accounts payable - related party	(631)	-
Accrued expenses and other current liabilities	(192,793)	122,781
Accrued expenses and other current liabilities - related party	(10,419)	(25,000)
Deferred revenue	(15,000)	-
Total Adjustments	(288,189)	218,227
Net Cash Used In Operating Activities	(1,267,427)	(968,882)
Cash Flows From Investing Activities:
Purchase of property and equipment	(30,000)	-
Net Cash Used In Investing Activities	(30,000)	-
Cash Flows from Financing Activities:
Proceeds from note payable	1,410,000	-
Repayments of note payable	(84,000)	-
Payment of debt issuance costs	(130,000)	-
Proceeds from Paycheck Protection Program loan	155,226	-
Proceeds (repayments) on line of credit, net	3,555	-
Proceeds from sale of common stock [1]	616,695	898,300
Payment of offering costs	(15,000)	(15,000)
Net Cash Provided By Financing Activities	1,956,476	883,300
Net Increase (Decrease) In Cash	659,049	(85,582)
Cash - Beginning of Period	108,857	229,896
Cash - End of Period	$767,906	$144,314

[1]	For the six months ended June 30, 2020, the amount represents gross proceeds of $757,695 less $141,000 withheld by the investor to pay down a portion of the note payable held by the same investor.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,824	$446
Non-cash investing and financing activities:
Value of common stock issued as a commitment fee for the SEDA agreement	$63,259	$-
Deferred offering costs charged to equity	$13,042
Original issuance discount on note payable	$90,000	$-
Common stock issued for repayment of note payable	$141,000	$-
Subscriptions receivable for accrued issuable equity	$220,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 14, 2020.

NOTE 2          GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. As of June 30, 2020, the Company had cash of $767,906 and a working capital deficit of $931,889. For the six months ended June 30, 2020 and 2019, the Company incurred net losses of $979,238 and $1,187,109, respectively, and used cash in operations of $1,267,427 and $968,882, respectively. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to achieve profitability. Further, as of June 30, 2020, the Company has debt principal (excluding Paycheck Protection Program loans) in the amount of $1,275,000 which matures on May 31, 2021.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2          GOING CONCERN AND MANAGEMENT’S PLANS – CONTINUED

Effective February 27, 2020, the Company entered into a twenty-four month Standby Equity Distribution Agreement (“SEDA”) with an Investor, pursuant to which the Company may, at its discretion, sell up to an aggregate of $8,000,000 (subject to the Investor’s approval for amounts over $100,000) of shares of the Company’s common stock at a price equal to 80% of the lowest daily volume weighted average price for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by the Investor, at least 5 trading days shall have elapsed from the immediately preceding advance date. See Note 11 – Stockholders’ Deficiency for additional details. Additionally, the Company applied for, and in April 2020, received, a loan of approximately $155,000 under the government Small Business Administration (“SBA”) sponsored Payroll Protection Program (“PPP”) to support continuing employment during the COVID-19 pandemic.

As of June 30, 2020, the Company had approximately $7,242,300 available in connection with the SEDA, subject to certain conditions, in order to fund its ongoing operations; however, there can be no assurance that the Company will be able to continue to sell common shares pursuant to the SEDA at an acceptable price, or without causing undue dilution to existing investors. Further, there is also no assurance that the Company will be able to continue to obtain additional funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an uninsured balance of $517,906 as of June 30, 2020 and no uninsured cash balances as of December 31, 2019.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Concentrations of Credit Risk – Continued

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended June 30, 2020 two customers accounted for 44% and 25% of revenues. For the six months ended June 30, 2020, the same two customers accounted for 48% and 18% of revenues. For the three months ended June 30, 2019, three customers accounted for 17%, 18%, and 64% of revenues. For the six months ended June 30, 2019 one of the same customers accounted for 14% and another customer accounted for 47% of revenues.

As of June 30, 2020 three customers accounted for 58%, 14%, and 27% of accounts receivable. The customer which accounted for 58% of account receivable as of June 30, 2020 accounted for 25% and 18% of revenues during the three and six months ended June 30, 2020. As of December 31, 2019, four customers accounted for 33%, 17%, 20%, and 19% of accounts receivable.

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

Vendor Concentrations

Vendor concentrations are as follows:

	Accounts Payable
	As of	As of
	June 30, 2020	December 31, 2019
Vendor A	18%	15%
Vendor B	*	16%
Vendor C	*	17%
Vendor D	22%	12%
Vendor E	24%	*
	64%	60%

* Less than 10%

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

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.

•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time it delivers a report to the customer.

The following table summarizes the revenue recognized in the unaudited condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product sales	$67,130	$52,310	$99,130	$221,750
Contract services	133,998	4,000	179,498	29,512
Total revenue	$201,128	$56,310	$278,628	$251,262

As of June 30, 2020 and December 31, 2019, the Company had $0 and $15,000, respectively, of deferred revenue, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. During the three and six months ended June 30, 2020, there was $15,000 of revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Sequencing Policy

Under ASC 815-40-35 (“ASC 815”), the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Series B Convertible Preferred Stock	724,350	1,542,900	724,350	1,542,900
Series C Convertible Preferred Stock	240,100	-	240,100	-
Options	395,000	300,000	395,000	300,000
Warrants	210,025	-	210,025	-
Total	1,569,475	1,842,900	1,569,475	1,842,900

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

NOTE 4          PREPAID EXPENSES

As of June 30, 2020 and December 31, 2019, prepaid expenses consisted of the following:

	June 30, 2020	December 31, 2019
Filing fees	$15,873	$13,358
Professional fees	9,750	-
Security deposit	8,728	16,977
Other	6,321	4,840
Insurance	3,648	8,026
Total prepaid expenses	$44,320	$43,201

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019

Payroll and vacation	$409,395	$525,917
Legal and professional fees	41,625	60,000
Other	15,586	73,482
Total accrued expenses and other current liabilities	$466,606	$659,399

See Note 10 – Related Party Transactions for more information on accrued expenses – related party.

NOTE 6          ACCRUED ISSUABLE EQUITY

As of June 30, 2020, accrued issuable equity consists of the following:

June 30,
2020
Accrued issuable equity for services	$70,500
Accrued issuable equity for subscriptions receivable	220,000
$290,500

Accrued Issuable Equity for Services

During the three and six months ended June 30, 2020, the Company agreed to issue 55,000 and 58,333 shares of common stock to vendors in exchange for services valued at $42,500 and $44,700, respectively (see Note 11 – Stockholders’ Deficiency, Stock-Based Compensation). The shares have not been issued as of June 30, 2020. The fair value of the unissued shares as of June 30, 2020 was $70,500; accordingly, the Company recorded a change in the fair value of accrued issuable equity related to these shares of $25,800 for the six months ended June 30, 2020.

Accrued Issuable Equity for Subscriptions Receivable

Between June 29, 2020 and June 30, 2020, the Company delivered notices requiring the Investor to purchase $220,000 of shares under the SEDA, at a price per share equal to 80% of the lowest daily volume weighted average price at which the shares are traded for the five days immediately following the date the Company delivered such notice.

NOTE 7          LINE OF CREDIT

On February 18, 2020, the Company entered into a financing agreement (the “Line of Credit”) wherein it may borrow up to $10,000. The repayment terms (interest rate, repayment amount and number of consecutive weekly periodic installments) are determined at the time the Company borrows proceeds under the Line of Credit.

On February 19, 2020, the Company borrowed and received gross proceeds of $10,000 under the Line of Credit for its working capital needs, which is being repaid weekly for the next 26 weeks at a weekly interest rate of 1.7%. As of June 30, 2020, the outstanding aggregate principal amount on the Line of Credit was $3,555. During the three and six months ended June 30, 2020, the Company recorded interest expense of $1,382 and $2,178, respectively, related to the Line of Credit. There was no accrued interest related to the Line of Credit as of June 30, 2020. The outstanding balance of the line of credit was paid off in July 2020.

NOTE 8          NOTE PAYABLE

On February 27, 2020, the Company entered into a note purchase agreement with the YAII PN, Ltd., a Cayman Island exempt limited partnership (the “Investor”), pursuant to which the Investor purchased a full recourse promissory note (the “Note”) in the original principal amount of $1,500,000 (“Principal Amount”) for cash proceeds of $1,410,000. The Note included an original issue discount of $90,000, which represents the difference between the principal and proceeds received. The original issue discount, along with the $130,000 advisory fee were recorded as a debt discount which is being amortized over the term of the Note using the effective interest rate method.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8          NOTE PAYABLE – CONTINUED

The Note bears no coupon interest (original issue discount only) and will become immediately due and payable on May 31, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Note and which includes the early termination of a standby equity distribution agreement with the Investor (see Note 11 – Stockholders’ Deficiency – Standby Equity Distribution Agreement for additional information). The Company is required to repay the Principal Amount in monthly installments as set forth in the agreement. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid.

During the six months ended June 30, 2020, the Company repaid principal on the Note of $225,000. As of June 30, 2020, the outstanding aggregate principal balance of the Note was $1,275,000. During the three and six months ended June 30, 2020, the Company recognized amortization of debt discount of $77,691 and $96,911, respectively, related to the Note. Please see Note 13 – Subsequent Events for additional information regarding further repayments of the Note.

NOTE 9          LOAN PAYABLE

On April 27, 2020, the Company received approximately $155,000 of cash proceeds pursuant to an unsecured loan provided in connection with the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (“CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of their PPP Loans for Qualifying Expenses. However, no assurance is provided that KULR will be able to obtain forgiveness of the PPP Loans in whole or in part. Any amounts not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration decides on forgiveness. While the Company’s PPP loans currently have a two-year maturity, the amended law will permit the Company to request a five-year maturity, subject to the approval of the counterparty. During the three and six months ended June 30, 2020, the Company recognized interest expense of $272. As of June 30, 2020 and December 31, 2019, the Company’s accrued interest related to the loan was $272 and $0, respectively.

NOTE 10         RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

Accounts payable – related party consists of a liability of $3,622 and $4,253 as of June 30, 2020 and December 31, 2019, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions in prior periods.

Accrued Expenses and Other Current Liabilities – Related Party

Accrued expenses and other current liabilities – related party consist of a liability of $0 and $10,419 as of June 30, 2020 and December 31, 2019, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided by ESLI to the Company associated with the development of the Company’s CFV thermal management solutions.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11         STOCKHOLDERS’ DEFICIENCY

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

The commitment period under the SEDA commenced on February 27, 2020 (the “Effective Date”) and expires on the earliest to occur of (i) first day of the month following the twenty-four months after the Effective Date, (ii) the date on which the Investor has purchased an aggregate amount of $8,000,000 of Shares under the SEDA, or (iii) the date the SEDA is earlier terminated.

The SEDA contains customary representations, warranties and agreements of the Company and the Investor, indemnification rights and other obligations of the parties. The Company has the right to terminate the SEDA at any time upon prior written notice, at no cost to the Company, provided that (i) there are no outstanding advances which have yet to be issued and (ii) the Company has paid all amounts owed to the Investor, including amounts borrowed under the Note (see Note 8 – Note Payable for additional information). The Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of Common Stock.

The Company paid cash of $15,000 and issued to the Investor 95,847 shares of Common Stock to the Investor and as consideration for entering into the SEDA. The shares of common stock issued to the Investor had an issuance date fair value of $63,259. The aggregate consideration of $78,259 was recorded as deferred offering costs and additional paid in capital on the condensed consolidated balance sheet. During the three and six months ended June 30, 2020, the Company recorded $78,259 of amortization expense related to deferred offering costs.

During the three and six months ended June 30, 2020 the Company issued an aggregate of 561,564 shares of common stock at prices between $0.72 - $1.62 per share for aggregate proceeds of $757,695 received against advance notices submitted to the Investor under the SEDA, of which $141,000 of the proceeds were applied directly against the note payable. Please see Note 8 – Note Payable for more information.

Between June 29, 2020 and June 30, 2020, the Company delivered notices requiring the Investor to purchase under the SEDA $220,000. The shares had not been issued as of June 30, 2020. The value of the shares to be delivered pursuant to these notices is recorded as subscriptions receivable and accrued issuable equity on the accompanying condensed consolidated balance sheet. See Note 6 – Accrued Issuable Equity.

Please see Note 13 – Subsequent Events for additional information regarding the sale of Shares subsequent to June 30, 2020.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11          STOCKHOLDERS’ DEFICIENCY - CONTINUED

Stock-Based Compensation

Common Stock

During the six months ended June 30, 2020, the Company issued 30,000 shares of common stock that vested immediately with a grant date value of approximately $30,000 related to consulting services provided. During the six months ended June 30, 2019, the Company issued 25,000 shares with a grant date value of $36,060 for legal fees.

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

Stock-Based Compensation Expense

During the three and six months ended June 30, 2020, the Company recognized stock-based compensation expense of $82,088 and $94,816, respectively, related to restricted common stock and stock options, of which $2,163 and $10,275, respectively was charged to research and development expense and $79,925 and $84,541, respectively was charged to general and administrative expense. As of June 30, 2020, there was $76,329 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.0 years.

During the three and six months ended June 30, 2019, the Company recognized stock-based compensation expense of $45,171 and $93,111, respectively, related to restricted common stock, stock options and warrants, which are included within general and administrative expenses on the condensed consolidated statements of operations.

The following table presents information related to stock-based compensation for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Common stock (issued)	$30,000	$-	$30,000	$36,060
Stock options	9,588	7,593	20,116	7,593
Accrued issuable equity (common stock)	42,500	37,578	44,700	28,971
Accrued issuable equity (warrants)	-	-	-	20,487
Total	$82,088	$45,171	$94,816	$93,111

NOTE 12         COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 15, 2020, the Company entered into an agreement to extend the term of its original lease from June 30, 2020 to December 31, 2020. Monthly rental payments under the renewed lease total $5,107, which are comprised of $4,552 of base rent plus $555 of association fees. For the three and six months ended June 30, 2020, operating lease expense was $17,200 and $27,216, respectively. For the three and six months ended June 30, 2019, operating lease expense was $40,103 and $80,488, respectively. The Company evaluated their operating lease and determined that the short-term exemption available under ASC 842 applies since the lease term is less than 12 months and the lease does not include a purchase option whose exercise is reasonably certain. Since the short-term exemption applies, lease payments are recognized as expense and no right of use asset or lease liability is recorded.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13          SUBSEQUENT EVENTS

Common Stock

On July 1, 2020, the Company issued 35,000 shares of immediately vested common stock with a grant date value of approximately $25,000 for legal fees.

Standby Equity Distribution Agreement and Repayments of the Note Payable

Subsequent to June 30, 2020, the Company received cash of $220,000 in satisfaction of subscriptions receivable as of June 30, 2020. See Note 6 – Accrued Issuable Equity, Accrued Issuable Equity for Subscriptions Receivable.

Subsequent to June 30, 2020, the Company issued an aggregate of 771,159 shares of common stock at prices between $0.96 - $1.65 per share for aggregate net proceeds of $745,000 received against advance notices submitted to the Investor under the SEDA, which consists of gross proceeds of $915,000 less $170,000 withheld by the Investor to pay down a portion of the Note. See Note 11 Stockholders’ Deficiency – Standby Equity Distribution Agreement and Note 8 – Note Payable.

New Note Purchase Agreement and Promissory Note

The Company also entered into a Note Purchase Agreement, dated July 20, 2020, with the Investor, pursuant to which the Investor purchased a full recourse promissory note (the “July 2020 Note”) in the original principal amount of $2,500,000 (“July 2020 Principal Amount”). In consideration for the issuance of the July 2020 Note by the Company, the purchase price of the Note paid by the Investor was equal to the July 2020 Principal Amount minus an 8% commitment fee and a $10,000 structuring fee.

The July 2020 Note bears no interest and will become immediately due and payable on July 20, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the July 2020 Note. The Company will repay the July 2020 Principal Amount in monthly installments as set forth in the July 2020 Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid.

The Company paid a financial advisor a $200,000 advisory fee in connection with the July 2020 Note Purchase Agreement and Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (the “Company”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for batteries, electronics, and other components across an array of battery-powered applications. Currently, our main focus is a total solution to battery safety by which we aim to mitigate the effects of thermal runaway propagation. We also target and provide thermal solutions for the following applications: electric vehicles, cloud computing, 5G communication technologies, and energy storage for commercial markets as well as directed energy weapons and high-power missile programs for aerospace and defense. Our proprietary core technology is a carbon fiber material that provides what we believe to be superior thermal conductivity and heat dissipation for an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with NASA, the Jet Propulsion Lab and others, our products and services make commercial battery powered products safer and electronics systems cooler and lighter.

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

Hundreds of millions of Li-ion cells are produced and transported annually and even those packaged to prevent external short can still experience thermal runaway (“TR”) due to internal shorts, caused by latent defects, when fully charged. In these dangerous cases, a torch-like fire is released as energy escapes from the cell and sends nearby cells into TR resulting in a large fire. As part of our total battery safety solution, we have designed a bag out of our TRS material to suppress the flames and prevent the TR event. Suitably placed, the TRS provides a means of protection not only from adjacent batteries but also outside fires of arbitrary origin. Experts at NASA’s Propulsion & Power Division found our TRS successful at extinguishing the fire generated by cells when they intentionally triggered the batteries into dangerous failures. Our TRS bag is currently being used on the International Space Station (“ISS”) through a project with Leidos, for storing laptop batteries in order to reduce the risk of TR.

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

Our management believes that within commercial markets, aerospace and defense, and high-value applications, cell testing and screening has become a topic of focus. Therefore, we plan to expand our capabilities to include full battery analysis and testing as outlined by NASA Johnson Space Center. We plan to fully incorporate this into our holistic approach to battery safety along with our PPR battery pack design and testing services, ISC device and trigger cell products and TRS bags. With increasing regulations and pressure from government bodies to mitigate the dangers of battery fires and TR, we plan to further develop our capabilities in this arena.

Our management projects high priority and growth in the aerospace and defense sectors, specifically in regard to directed energy, hypersonic weapon programs, and space missions. Directed energy is currently in the spotlight as experts predict it will greatly impact the future of warfare. Our CRUX cathode generates powerful electron pulses by field emission from the tops of our carbon fiber coating which has the potential to further develop the current technology. Thermal management is another critical component of both hypersonic weapons programs and space missions and is another area in which our products excel. Our carbon fiber solutions are used for thermal management in missile defense programs and are particularly effective because of their survivability at very high temperatures. They are also very effective at transferring heat and mitigate the risk of overheating in such high-risk environments. Historically we have provided value to this sector and we look forward to further developing our relationships with Airforce Research Lab, Naval Research Lab and prime contractors to market our solutions.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations, as a result, we will eventually need to generate significant revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. Historically, we have been able to raise funds to support our business operations, although there can be no assurance, even with the support of borrowing under the SEDA, that we will be successful in raising additional funds in the future. Furthermore, we remain focused on growing our operations and eventually achieving profitability, although no assurances can be made that we will achieve such goals.

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

Common Stock

On July 1, 2020, we issued 35,000 shares of immediately vested common stock with a grant date value of approximately $25,000 related to legal services provided.

Standby Equity Distribution Agreement, Note Purchase Agreement, and Promissory Note

On February 27, 2020, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YAII PN, Ltd., a Cayman Island exempt limited partnership (“YAII”), pursuant to which the Company may, at its discretion, subject to certain conditions, sell to YAII up to $8,000,000 of shares common stock. For each share of common stock purchased under the SEDA (the “Shares”), YAII will pay the Company 80% of the lowest daily volume weighted average price of the common stock on the OTC Markets OTCQB or other principal market on which the common stock is traded for the five days immediately following the date the Company delivers notice requiring YAII to purchase the Shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by YAII, at least 5 trading days shall have elapsed from the immediately preceding advance date. The Company agreed to issue, without receiving additional consideration, to YAII 95,847 shares of common stock as commitment shares in consideration for entering into the SEDA. Through June 30, 2020, the Company issued an aggregate of 561,564 shares of common stock at prices between $0.72 - $1.62 per share for aggregate proceeds of $757,695 received against advance notices submitted to YAII under the SEDA, of which $141,000 of the proceeds were applied directly against the note payable. Please see Note 8 – Note Payable for more information.

The Company also entered into a Note Purchase Agreement, dated February 27, 2020, with YAII, pursuant to which YAII purchased a full recourse promissory note (the “Note”) in the original principal amount of $1,500,000 (“Principal Amount”). In consideration for the issuance of the Note by the Company, the purchase price of the Note paid by YAII was equal to the Principal Amount minus an original issue discount equal to 6%. The Note bears no interest and will become immediately due and payable on May 31, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Note. The Company will repay the Principal Amount in monthly installments as set forth in the Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid. Through June 30, 2020, the Company repaid principal on the Note of $225,000.

Subsequent to June 30, 2020, the Company issued an aggregate of 771,159 shares of common stock at prices between $0.96 - $1.65 per share for aggregate proceeds of $745,000 received against advance notices submitted to YAII under the SEDA, which consists of gross proceeds of $915,000 less $170,000 withheld by YAII to pay down a portion of the Note.

New Promissory Note Agreement

The Company also entered into a Note Purchase Agreement, dated July 20, 2020, with YAII, pursuant to which YAII purchased a full recourse promissory note (the “July 2020 Note”) in the original principal amount of $2,500,000 (“July 2020 Principal Amount”). In consideration for the issuance of the July 2020 Note by the Company, the purchase price of the July 2020 Note paid by YAII was equal to the July 2020 Principal Amount, minus an 8% commitment fee and a $10,000 structuring fee.

The July 2020 Note bears no interest and will become immediately due and payable on July 20, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the July 2020 Note. The Company will repay the July 2020 Principal Amount in monthly installments as set forth in the July 2020 Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid.

The Company paid a financial advisor a $200,000 advisory fee in connection with the July 2020 Note Purchase Agreement and Note.

Patents

On July 28, 2020, the U.S. Patent and Trademark Office has issued patent No. 10727462 covering the Company’s thermal runaway shield technology.

On August 4, 2020, the U.S. Patent and Trademark Office has issued patent No. 10734302 covering the Company’s fiber thermal interface technology.

Results of Operations

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019

Revenues

Our revenues consisted of the following types:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product sales	$71,130	$52,310	$99,130	$221,750
Contract services	129,998	4,000	179,498	29,512
Total revenue	$201,128	$56,310	$278,628	$251,262

For the three months ended June 30, 2020 and 2019, we generated $201,128 and $56,310 of revenues, respectively, representing an increase of $144,818, or 257%. The increase in revenue was mainly due to a number of new customers who came on stream or ramped up their level of business during the three months ended June 30, 2020. We had sales transactions with 10 customers in the three months ended June 30, 2020 compared to 4 in the three months ended June 30, 2019, reflecting the Company’s ongoing efforts to build new customer relationships over a growing pool of referrals and business development leads. Typically, a customer relationship begins with service projects to research customer problems and design relevant solutions, followed by product deliveries once the proposed solutions are tested and accepted. Our service revenues, which include certain research and development contracts and onsite engineering services, were not hampered by restrictions arising from working under COVID-19 shelter-in-place regulations. Product sales during these periods included sales of our component product, CFV thermal management solution, and ISC battery cell products. The increase in product sales between the three months ended June 30, 2019 and June 30, 2020 was approximately 36%, not as high as for services, due to a combination of limitations of physical product movements, and the early development stage of many of the newer customers.

For the six months ended June 30, 2020 and 2019, we generated $278,628 and $251,262 of revenues, from 14 and 13 customers, respectively, representing an increase of $27,366, or 11%. Revenue from product sales decreased by 55% compared to the six months ended June 30, 2019, partly due to the result of physical shipment delays under the impact of the COVID-19 related shut downs, and partly due to the timing of product orders from customers. Product sales during these periods included sales of our component product, CFV thermal management solution, and ISC battery cell products. Revenue from services sales increased by 508% between the six months ended June 30, 2019 and June 30, 2020 as a result of increased project requirements from some of the Company’s new and existing customers. Our service revenues, which include certain research and development contracts and onsite engineering services, were not hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

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

Generally, we earn greater margins on revenue from products compared to revenue from services, so product mix plays an important part in our reported average margins for any period. Also, we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between period, customers and products, due to the learning process, customer negotiating strengths, and product mix.

For the three months ended June 30, 2020 and 2019, cost of revenues was $41,413 and $28,550, respectively, an increase of $12,863, or 45%. The increase was primarily due to higher salaries paid during the three months ended June 30, 2020. The gross margin percentage was 79% and 49% for the three months ended June 30, 2020 and 2019, respectively. The increase in margins during 2020 was primarily due to an increase in sales of higher margin products as compared to the prior period as well as a result of a difference in product mix between the comparable periods and sale of services to a major new customer.

For the six months ended June 30, 2020 and 2019, cost of revenues was $67,339 and $90,067, respectively, a decrease of $22,728, or 25%. The decrease was primarily due to a more favorable product mix being sold as compared to the prior period. The gross margin percentage was 76% and 64% for the six months ended June 30, 2020 and 2019, respectively. The improvement in margins during 2020 was primarily the result of both change in product mix and the sale of services to a major new customer.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended June 30, 2020 and 2019, R&D expenses were $57,991 and $114,547, respectively, a decrease of $56,556 or 49%. The decrease is primarily due to reductions in salaries and other salary related costs, such as payroll taxes and other benefits, as a result of COVID-19.

For the six months ended June 30, 2020 and 2019, R&D expenses were $169,704 and $227,739, respectively, a decrease of $58,035 or 25%. The decrease is attributable to reductions in salaries and other salary related costs, such as payroll taxes and other benefits, implemented during the end of the first quarter of 2020 due to COVID-19.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of travel, salaries, payroll taxes and other benefits, and rent expense.

For the three months ended June 30, 2020 and 2019, selling, general and administrative expenses were $424,865 and $534,262, respectively, a decrease of $109,397 or 20%. The decrease is primarily due to a $24,000 decrease in rent expense due to the termination of an operating lease during the end of the fourth quarter of 2019, a $115,000 decrease in contract labor, salaries and other benefits due to the salary reductions implemented during the three months ended March 31, 2020 and a $44,000 decrease in travel expenses due to decreased travel as a result of COVID-19, partially offset by an increase in stock-based compensation of $51,000 and marketing expenses of $32,000.

For the six months ended June 30, 2020 and 2019, selling, general and administrative expenses were $894,392 and $1,119,753, respectively, a decrease of $225,361, or 20%. The decrease is primarily due to a decrease of approximately $87,000 of travel expense resulting from decreased travel due to COVID-19 restrictions, $86,000 of payroll and benefits due to salary reductions implemented as a result of COVID-19, $53,000 of rent expense resulting from the termination of an operating lease in the fourth quarter of 2019, partially offset by an increase of approximately $35,000 of stock-based compensation expense.

Other Expenses

For the three months ended June 30, 2020 and 2019, other expense was $105,844 and $367, respectively, an increase of $105,477. The increase in other expense is primarily due to the amortization of debt discount related to the issuance of a note payable and the change in fair value of accrued issuable equity during the current quarter.

For the six months ended June 30, 2020 and 2019, other expense was $126,431 and $812, respectively, an increase of $125,619. The increase in other expense is primarily due to the amortization of debt discount related to the issuance of a note payable and the change in fair value of accrued issuable equity during the current quarter.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, we had cash balances of $767,906 and $108,857, respectively, and working capital deficits of $931,889 and $824,481, respectively.

For the six months ended June 30, 2020 and 2019, cash used in operating activities was $1,267,427 and $968,882, respectively. Our cash used in operations for the six months ended June 30, 2020 was primarily attributable to our net loss of $979,238, adjusted for non-cash expenses in the aggregate amount of $223,994, and $512,183 of net cash used to find changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2019 was primarily attributable to our net loss of $1,187,109, adjusted for non-cash expenses in the aggregate amount of $99,234, partially offset by $118,993 of net cash provided by changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2020 and 2019, cash used in investing activities was $30,000 and $0, respectively. Cash used in investing activities during the six months ended June 30, 2020 was due to purchases of equipment.

For the six months ended June 30, 2020 and 2019, cash provided by financing activities was $1,956,476 and $883,300, respectively. Our cash provided by financing activities for the six months ended June 30, 2020 was due to $1,410,000 of net proceeds from the issuance of a note payable, $155,226 of proceeds from the Paycheck Protection Program loan, and $616,695 of net proceeds from the sale of common stock. These amounts were partially offset by $130,000 for the payment of debt issuance costs, $84,000 for the repayments on notes and $15,000 of cash paid in offering costs. Cash provided by financing activities during the six months ended June 30, 2019 consisted of $898,300 of proceeds from the sale of common stock offset by $15,000 cash paid for offering costs.

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

Effective February 27, 2020, the Company entered into a twenty-four month Standby Equity Distribution Agreement (“SEDA”) with YAII, pursuant to which the Company may, at its discretion, sell to up to an aggregate of $8,000,000 (subject to YAII’s approval for amounts over $100,000) of shares of the Company’s common stock at a price equal to Company 80% of the lowest daily volume weighted average price for the five days immediately following the date the Company delivers notice requiring YAII to purchase the shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by YAII, at least 5 trading days shall have elapsed from the immediately preceding advance date. Through June 30, 2020, we issued an aggregate of 561,564 shares of common stock at prices between $0.72 - $1.62 per share for aggregate proceeds of $757,695 received against advance notices submitted to YAII under the SEDA, of which $141,000 of the proceeds were applied directly against the note payable (see Note 9 – Stockholder Deficiency for additional details). Additionally, the Company applied for, and in April 2020, received, a loan of $155,000 under the government Small Business Administration (“SBA”) sponsored Payroll Protection Program (“PPP”) to support continuing employment during the COVID-19 pandemic.

As of June 30, 2020, we had approximately $7,242,300 available in connection with the SEDA, in order to fund our ongoing operations; however, there can be no assurance that we will be able to continue sell common shares pursuant to the SEDA at an acceptable price, or without causing undue dilution to our existing investors. Subsequent to June 30, 2020, we issued an aggregate of 771,159 shares of common stock at prices between $0.96 - $1.65 per share for aggregate proceeds of $745,000 received against advance notices submitted to YAII under the SEDA, which consists of gross proceeds of $915,000 less $170,000 withheld by YAII to pay down a portion of the Note.

During July 2020, we also received net proceeds of $2,090,000 pursuant to a Note Purchase Agreement with YAII (the “July 2020 Note”). The July 2020 Note bears no interest, matures on July 20, 2021, and will be paid in monthly installments through the maturity date.

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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2020	By	/s/ Michael Mo
Michael Mo Chief Executive Officer and Chairman (Principal Executive Officer)

August 14, 2020	By	/s/ Simon Westbrook
Simon Westbrook Chief Financial Officer (Principal Financial and Accounting Officer)