Form 10-Q
period 2020-09-30
KULR Technology Group, Inc.
filed 2020-11-13
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 13, 2020, there were 83,293,214 shares of Common Stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets

Current Assets:
Cash	$2,809,656	$108,857
Accounts receivable	70,083	30,101
Subscription receivable	40,000	-
Inventory	48,161	27,091
Prepaid expenses and other current assets	140,468	43,201
Total Current Assets	3,108,368	209,250
Property and equipment, net	63,030	27,516
Total Assets	$3,171,398	$236,766

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$91,198	$344,660
Accounts payable - related party	3,454	4,253
Accrued expenses and other current liabilities	389,689	659,399
Accrued expenses and other current liabilities - related party	-	10,419
Accrued issuable equity, current portion	83,530	-
Notes payable, net of debt discount of $312,687 and $0 at September 30, 2020 and December 31, 2019, respectively	2,837,313	-
Loans payable, current portion	71,145	-
Deferred revenue	36,600	15,000
Total Current Liabilities	3,512,929	1,033,731

Accrued issuable equity, non-current portion	100,000	-
Loans payable, non-current portion	84,081	-
Total Liabilities	3,697,010	1,033,731

Commitments and contingencies (Note 12)
Stockholders' Deficiency:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated;
none issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Series B Convertible Preferred Stock, 31,000 shares designated;
13,972 and 14,487 shares issued and outstanding and liquidation preference
of $13,972 and $14,487 at September 30, 2020 and December 31, 2019	1	1
Series C Preferred Stock, 400 shares designated;
18.90 and 24.01 shares issued and outstanding and liquidation preference of
$189,000 and $240,100 at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
83,036,226 and 81,071,831 shares issued and outstanding
at September 30, 2020 and December 31, 2019, respectively	8,304	8,107
Shares to be issued, common stock; 31,250 and 0 shares at September 30, 2020 and
December 31, 2020, respectively	40,000	-
Additional paid-in capital	9,813,892	7,591,239
Accumulated deficit	(10,387,809)	(8,396,312)
Total Stockholders' Deficiency	(525,612)	(796,965)
Total Liabilities and Stockholders' Deficiency	$3,171,398	$236,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$136,849	$526,722	$415,477	$777,984

Cost of revenue	60,967	109,051	128,306	199,118

Gross Profit	75,882	417,671	287,171	578,866

Operating Expenses:
Research and development	51,820	137,970	221,524	365,709
Selling, general, and administrative	834,582	546,982	1,728,974	1,666,735

Total Operating Expenses	886,402	684,952	1,950,498	2,032,444

Loss From Operations	(810,520)	(267,281)	(1,663,327)	(1,453,578)

Other Expenses:
Interest expense, net	(1,284)	(503)	(5,004)	(1,315)
Other income	-	250	-	250
Amortization of debt discount	(210,402)	-	(307,313)	-
Change in fair value of accrued issuable equity	9,947	-	(15,853)	-

Total Other Expenses	(201,739)	(253)	(328,170)	(1,065)

Net Loss	$(1,012,259)	$(267,534)	$(1,991,497)	$(1,454,643)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	82,466,734	80,380,640	82,042,241	79,803,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Series B Convertible		Series C Convertible				Shares	Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		to be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficiency

Balance - January 1, 2020	14,487	$1	24.01	$-	81,071,831	$8,107	$-	$7,591,239	$(8,396,312)	$(796,965)

Stock-based compensation:
Options	-	-	-	-	-	-	-	10,528	-	10,528

Common stock issued for the commitment fee pursuant to the SEDA agreement	-	-	-	-	95,847	10	-	63,249	-	63,259

Net loss	-	-	-	-	-	-	-	-	(550,253)	(550,253)

Balance - March 31, 2020	14,487	$1	24.01	$-	81,167,678	$8,117	-	$7,665,016	$(8,946,565)	$(1,273,431)

Stock-based compensation:
Common stock	-	-	-	-	30,000	3	-	29,997	-	30,000
Options	-	-	-	-	-	-	-	9,588	-	9,588

Common stock issued pursuant to the SEDA agreement [1]	-	-	-	-	561,564	56	-	679,381	-	679,437

Net loss	-	-	-	-	-	-	-	-	(428,985)	(428,985)

Balance - June 30, 2020	14,487	$1	24.01	$-	81,759,242	$8,176	$-	$8,383,982	$(9,375,550)	$(983,391)

Stock-based compensation:
Common stock	-	-	-	-	35,000	3	-	24,997	-	25,000
Options	-	-	-	-	-	-	-	10,038	-	10,038

Common stock issued pursuant to the SEDA agreement	-	-	-	-	1,159,449	116	-	1,394,884	-	1,395,000

Common stock to be issued pursuant to the SEDA agreement	-	-	-	-	-	-	40,000	-	-	40,000

Common stock issued upon conversion of
Series B Convertible Preferred Stock	(515)	-	-	-	25,758	3	-	(3)	-	-

Common stock issued upon conversion of
Series C Convertible Preferred Stock	-	-	(5.11)	-	56,777	6	-	(6)	-	-

Net loss	-	-	-	-	-	-	-	-	(1,012,259)	(1,012,259)

Balance - September 30, 2020	13,972	$1	18.90	$-	83,036,226	$8,304	$40,000	$9,813,892	$(10,387,809)	$(525,612)

[1]	Amount represents gross proceeds of $757,695 less $78,258 of deferred offering costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY, CONTINUED

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	Series B Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2019	30,858	$3	-	$-	78,706,256	$7,871	$6,283,548	$(6,416,559)	$(125,137)

Stock-based compensation
Common stock	-	-	-	-	25,000	3	16,497	-	16,500
Options	-	-	-	-	-	-	19,560	-	19,560

Common stock issued for cash	-	-	-	-	234,849	23	154,977	-	155,000

Net loss	-	-	-	-	-	-	-	(565,693)	(565,693)

Balance - March 31, 2019	30,858	$3	-	$-	78,966,105	$7,897	$6,474,582	$(6,982,252)	$(499,770)

Stock-based compensation
Options	-	-	-	-	-	-	7,593	-	7,593

Common stock issued for cash	-	-	-	-	1,126,210	112	743,188	-	743,300

Net loss	-	-	-	-	-	-	-	(621,416)	(621,416)

Balance - June 30, 2019	30,858	$3	-	$-	80,092,315	$8,009	$7,225,363	$(7,603,668)	$(370,293)

Stock-based compensation
Common stock	-	-	-	-	160,966	16	117,144	-	117,160
Options	-	-	-	-	-	-	9,475	-	9,475
Warrants	-	-	-	-	-	-	61,463	-	61,463

Common stock issued upon conversion of Series B Convertible Preferred Stock	(16,371)	(2)	-	-	818,550	82	(80)	-	-

Series C Convertible Preferred Stock and warrants issued for cash, net of issuance costs [1]	-	-	20.68	-	-	-	139,000	-	139,000

Forgiveness of accrued expenses by related party	-	-	-	-	-	-	35,000	-	35,000

Net loss	-	-	-	-	-	-	-	(267,534)	(267,534)

Balance - September 30, 2019	14,487	$1	20.68	$-	81,071,831	$8,107	$7,587,365	$(7,871,202)	$(275,729)

[1]	Includes gross proceeds of $186,000, less cash issuance costs of $47,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,991,497)	$(1,454,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	307,313	-
Depreciation expense	10,573	9,444
Bad debt expense	933	-
Write-down of inventory	-	90
Change in fair value of accrued issuable equity	15,853	-
Stock-based compensation	252,831	231,751
Changes in operating assets and liabilities:
Accounts receivable	(40,915)	(283,482)
Inventory	(21,070)	(34,141)
Prepaid expenses and other current assets	(97,267)	(18,131)
Accounts payable	(253,461)	214,754
Accounts payable - related party	(799)	-
Accrued expenses and other current liabilities	(269,710)	158,223
Accrued expenses and other current liabilities - related party	(10,419)	(30,000)
Deferred revenue	21,600	-

Total Adjustments	(84,538)	248,508

Net Cash Used In Operating Activities	(2,076,035)	(1,206,135)

Cash Flows From Investing Activities:
Purchase of property and equipment	(46,087)	-

Net Cash Used In Investing Activities	(46,087)	-

Cash Flows from Financing Activities:
Proceeds from note payable	3,710,000	-
Repayments of note payable	(159,000)	-
Payment of debt issuance costs	(330,000)	-
Proceeds from Paycheck Protection Program loan	155,226	-
Proceeds from sale of Series C Convertible Preferred Stock and warrants	-	169,000
Proceeds from sale of common stock [1]	1,461,695	898,300
Payment of offering costs	(15,000)	(15,000)

Net Cash Provided By Financing Activities	4,822,921	1,052,300

Net Increase (Decrease) In Cash	2,700,799	(153,835)

Cash - Beginning of Period	108,857	229,896

Cash - End of Period	$2,809,656	$76,061

[1]

For the nine months ended September 30, 2020, the amount represents gross proceeds of $2,152,695 less $691,000 withheld by the investor to pay down a portion of the note payable held by the same investor.

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$3,890	$446

Non-cash investing and financing activities:
Accrual of offering costs	$-	$15,000
Common stock issued for repayment of note payable	$691,000	$-
Common stock issued upon conversion of Series B Convertible Preferred Stock	$3	$82
Common stock issued upon conversion of Series C Convertible Preferred Stock	$6	$-
Deferred offering costs reclassified to equity	$13,042	$-
Forgiveness of accrued expenses by related party	$-	$35,000
Original issuance discount on note payable	$290,000	$-
Subscriptions receivable for shares to be issued	$40,000	$-
Value of common stock issued as a commitment fee for the SEDA agreement	$63,259	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1       BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both, high performance aerospace and Department of Defense (“DOD”) applications, such as satellite communications, directed energy system and hypersonic vehicle, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electrical vehicle, 5G communications, cloud computer infrastructure, consumer and industrial devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 14, 2020.

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLANS

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. As of September 30, 2020, the Company had cash of $2,809,656 and a working capital deficit of $404,561. For the nine months ended September 30, 2020 and 2019, the Company incurred net losses of $1,991,497 and $1,454,643, respectively, and used cash in operations of $2,076,035 and $1,206,135, respectively. It is expected that research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to achieve profitability. Further, as of September 30, 2020, the Company has debt principal outstanding on notes payable in the amount of $3,150,000 which mature between May 31 and July 20, 2021 and $155,226 of principal outstanding pursuant to the PPP loan agreement that matures in April 2022.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLANS - CONTINUED

Effective February 27, 2020, the Company entered into a twenty-four month Standby Equity Distribution Agreement (“SEDA”) with an Investor, pursuant to which the Company may, at its discretion, sell up to an aggregate of $8,000,000 (subject to the Investor’s approval for amounts over $100,000) of shares of the Company’s common stock at a price equal to 80% of the lowest daily volume weighted average price for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by the Investor, at least 5 trading days shall have elapsed from the immediately preceding advance date (see Note 11 – Stockholders’ Deficiency). Additionally, the Company applied for, and in April 2020, received, a loan of $155,226 under the government Small Business Administration (“SBA”) sponsored Payroll Protection Program (“PPP”) to support continuing employment during the COVID-19 pandemic.

As of September 30, 2020, the Company had approximately $5,847,300 available in connection with the SEDA, subject to certain conditions, in order to fund its ongoing operations; however, there can be no assurance that the Company will be able to continue to sell common shares pursuant to the SEDA at an acceptable price, or without causing undue dilution to existing investors. Further, there is also no assurance that the Company will be able to continue to obtain additional funds on commercially acceptable terms, if at all. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an uninsured balance of $2,559,656 as of September 30, 2020 and no uninsured cash balances as of December 31, 2019.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		As of	As of
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Customer A	*	67%	*	46%	*	*
Customer B	*	14%	*	10%	23%	*
Customer C	*	*	*	*	*	33%
Customer D	*	*	*	*	*	17%
Customer E	*	*	*	*	*	20%
Customer F	*	*	*	*	*	19%
Customer G	35%	*	44%	*	*	*
Customer H	*	*	*	15%	*	*
Customer I	26%	*	*	*	56%	*
Customer J	*	*	12%	*	*	*
Customer K	12%	*	*	*	10%	*
All other customers	27%	19%	44%	29%	11%	11%
Total	100%	100%	100%	100%	100%	100%
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

Vendor Concentrations

As of September 30, 2020 and December 31, 2019, certain vendors represented 10% or more of the Company’s total accounts payable, as follows:

	Accounts Payable
	As of	As of
	September 30, 2020	December 31, 2019
Vendor A	*	15%
Vendor B	*	16%
Vendor C	*	17%
Vendor D	*	12%
Vendor E	47%	*
Vendor F	10%	*
All other vendors	43%	40%
	100%	100%
* Less than 10%

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

•      Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the revenue recognized in the unaudited condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product sales	$136,849	$464,772	$235,979	$686,522
Contract services	-	61,950	179,498	91,462
Total revenue	$136,849	$526,722	$415,477	$777,984

As of September 30, 2020, and December 31, 2019, the Company had $36,600 and $15,000, respectively, of deferred revenue, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. During the nine months ended September 30, 2020, the Company recognized $15,000 of revenues that were included in deferred revenue as of December 31, 2019.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Sequencing Policy

Under ASC 815-40-35 (“ASC 815”), the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities as compensation in a share-based payment arrangement are not subject to the sequencing policy.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the conversion of convertible instruments.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of
	September 30,
	2020	2019
Series B Convertible Preferred Stock	698,600	724,350
Series C Convertible Preferred Stock	189,000	206,800
Options	395,000	400,000
Warrants	210,025	201,700
Total	1,492,625	1,532,850

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

NOTE 4       PREPAID EXPENSES

As of September 30, 2020, and December 31, 2019, prepaid expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Marketing	$61,298	$-
Other	29,767	12,232
Professional	26,201	4,134
Filing	14,474	9,858
Security deposit	8,728	16,977
Total prepaid expenses	$140,468	$43,201

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Payroll and vacation	$321,519	$525,917
Legal and professional fees	51,250	60,000
Other	16,920	73,482
Total accrued expenses and other current liabilities	$389,689	$659,399

See Note 10 – Related Party Transactions for additional information on accrued expenses – related party.

NOTE 6       ACCRUED ISSUABLE EQUITY

As of September 30, 2020, accrued issuable equity consists of the following:

September 30,
2020
Accrued issuable equity for services, current portion	$83,530
Accrued issuable equity for services, non-current portion	100,000
$183,530

Accrued Issuable Equity for Services

During the three and nine months ended September 30, 2020, the Company agreed to issue an aggregate of 113,453 and 136,786 shares of common stock to certain consultants in exchange for services valued at $147,977 and $164,577, respectively. The shares have not been issued as of September 30, 2020. The fair value of the accrued but unissued shares as of September 30, 2020 was $183,530. During the three and nine months ended September 30, 2020 the Company recorded $9,947 and ($15,853), respectively, of gains (losses) related to the change in fair value of accrued issuable equity (see Note 11 – Stockholders’ Deficiency, Stock-Based Compensation).

NOTE 7       LINE OF CREDIT

On February 18, 2020, the Company entered into a financing agreement (the “Line of Credit”) wherein it may borrow up to $10,000. The repayment terms (interest rate, repayment amount and number of consecutive weekly periodic installments) are determined at the time the Company borrows proceeds under the Line of Credit.

On February 19, 2020, the Company borrowed and received gross proceeds of $10,000 under the Line of Credit for its working capital needs, which is being repaid weekly for the next 26 weeks at a weekly interest rate of 1.7%. As of September 30, 2020, the outstanding aggregate principal amount on the Line of Credit was $0 During the three and nine months ended September 30, 2020, the Company recorded interest expense of $114 and $2,292, respectively, related to the Line of Credit. There was no accrued interest related to the Line of Credit as of September 30, 2020. The outstanding balance of the line of credit was paid off in July 2020.

NOTE 8       NOTES PAYABLE

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8       NOTES PAYABLE - CONTINUED

The Note bears no coupon interest (original issue discount only) and will become immediately due and payable on May 31, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Note and which includes the early termination of a standby equity distribution agreement with the Investor (see Note 11 – Stockholders’ Deficiency, Standby Equity Distribution Agreement). The Company is required to repay the Principal Amount in monthly installments as set forth in the agreement. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid.

During the three and nine months ended September 30, 2020, the Company repaid principal on the Note of $250,000 and $475,000, respectively (of which $250,000 and $391,000, respectively, was repaid from proceeds from the SEDA). As of September 30, 2020, the outstanding aggregate principal balance of the Note was $1,025,000. During the three and nine months ended September 30, 2020, the Company recognized amortization of debt discount of $53,709 and $150,620, respectively, related to the Note. Please see Note 13 – Subsequent Events for additional information regarding further repayments of the Note.

New Note Purchase Agreement and Promissory Note

The Company also entered into a Note Purchase Agreement, dated July 20, 2020, with the Investor, pursuant to which the Investor purchased a full recourse promissory note (the “July 2020 Note”) in the original principal amount of $2,500,000 (“July 2020 Principal Amount”) for cash proceeds of $2,300,000. The July 2020 Note included an original issue discount of $200,000, which represents the difference between the principal and proceeds received. The original issue discount, along with the $200,000 advisory fee were recorded as a debt discount, which is being amortized over the term of the July 2020 Note using the effective interest rate method.

The July 2020 Note bears no interest (original issuance discount only) and will become immediately due and payable on July 20, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the July 2020 Note. The Company will repay the July 2020 Principal Amount in monthly installments as set forth in the July 2020 Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid. Further, pursuant to the terms of the July 2020 Note, the Company may decrease any installment payment by up to 50%, of which the decreased amount is added to the final installment due on the maturity date.

The Company elected to decrease the monthly installment payments due during May and August 2020 by an aggregate of $225,000. The decrease of $225,000 will be added to the final monthly installment on July 20, 2021.

During the three and nine months ended September 30, 2020, the Company repaid principal on the July 2020 Note of $375,000 (of which $300,000 was repaid from proceeds from the SEDA). As of September 30, 2020, the outstanding aggregate principal balance of the July 2020 Note was $2,125,000. During the three and nine months ended September 30, 2020, the Company recognized amortization of debt discount of $156,693 related to the July 2020 Note. See Note 13 – Subsequent Events for additional information regarding further repayments of the Note.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9       LOAN PAYABLE

On April 27, 2020, the Company received $155,226 of cash proceeds pursuant to an unsecured loan (the “PPP” Loan) provided in connection with the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (“CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that KULR will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration decides on forgiveness. While the Company’s PPP Loan currently has a two-year maturity, the amended law will permit the Company to request a five-year maturity, subject to the approval of the counterparty. During the three and nine months ended September 30, 2020, the Company recognized interest expense of $387 and $659 respectively in connection with the PPP Loan. As of September 30, 2020, and December 31, 2019, the Company’s accrued interest related to the PPP Loan was $659 and $0, respectively.

NOTE 10       RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

Accounts payable – related party consists of a liability of $3,454 and $4,253 as of September 30, 2020 and December 31, 2019, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s carbon fiber velvet (“CFV”) thermal management solutions in prior periods. During the three and nine months ended September 30, 2020, the Company paid $168 and $799, respectively, of certain bills on behalf of ESLI, which reduced the liability owed to ESLI.

Accrued Expenses and Other Current Liabilities – Related Party

Accrued expenses and other current liabilities – related party consist of a liability of $0 and $10,419 as of September 30, 2020 and December 31, 2019, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided by ESLI to the Company associated with the development of the Company’s CFV thermal management solutions.

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

The Investor’s obligation to purchase the Shares under the SEDA is subject to certain conditions, including the Company maintaining the effectiveness of a registration statement for the securities sold under the SEDA, and is subject to the Investor’s approval for amounts over $100,000. In addition, the Company may not request advances if the Shares to be issued would result in the Investor owning more than 4.99% of the Company’s outstanding Common Stock, with any such request being automatically modified to reduce the advance amount. The Company shall not be able to request advances under the SEDA if the Registration Statement is not effective or if any issuances of Common Stock pursuant to any Advances would violate any rules.

The commitment period under the SEDA commenced on February 27, 2020 (the “Effective Date”) and expires on the earliest to occur of (i) first day of the month following the twenty-four months after the Effective Date, (ii) the date on which the Investor has purchased an aggregate amount of $8,000,000 of Shares under the SEDA, or (iii) the date the SEDA is earlier terminated.

The SEDA contains customary representations, warranties and agreements of the Company and the Investor, indemnification rights and other obligations of the parties. The Company has the right to terminate the SEDA at any time upon prior written notice, at no cost to the Company, provided that (i) there are no outstanding advances which have yet to be issued and (ii) the Company has paid all amounts owed to the Investor, including amounts borrowed under the Note (see Note 8 – Notes Payable). The Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of Common Stock.

The Company paid cash of $15,000 and issued 95,847 shares of Common Stock to the Investor as consideration for entering into the SEDA. The shares of common stock issued to the Investor had an issuance date fair value of $63,259. The aggregate consideration of $78,259 was recorded as deferred offering costs and additional paid in capital on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2020, the Company recorded $0 and $78,259, respectively, of expense related to the amortization of deferred offering costs.

During the three and nine months ended September 30, 2020 the Company issued an aggregate of 1,159,449 and 1,721,013 shares of common stock, at prices between $0.73 - $1.62 and $0.72 - $1.65 per share, for aggregate proceeds of $1,395,000 and $2,152,696, respectively, in connection with notices submitted to the Investor under the SEDA, of which $550,000 and $691,000 of the proceeds, respectively, were applied directly against the Notes (see Note 8 – Notes Payable).

See Note 11 – Stockholders’ Deficiency - Shares To Be Issued for additional information.

See Note 13 – Subsequent Events for additional information regarding the sale of SEDA shares subsequent to September 30, 2020.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11     STOCKHOLDERS’ DEFICIENCY - CONTINUED

Series B Convertible Preferred Stock

During the three and nine months ended September 30, 2020, a holder of 515 shares of Series B Convertible Preferred Stock elected to convert their shares into 25,758 shares of restricted common stock.

Series C Convertible Preferred Stock

During the three and nine months ended September 30, 2020, certain holders of 5.11 shares of Series C Convertible Preferred stock elected to convert their shares into an aggregate of 56,777 shares of restricted common stock.

Stock-Based Compensation

Common Stock

During the three and nine months ended September 30, 2020, the Company issued an aggregate of 35,000 and 65,000 shares of immediately vested common stock with a grant date value of $25,000 and $55,000, respectively, for legal and consulting services provided. During the three and nine months ended September 30, 2019, the Company issued 160,966 and 185,966 shares of immediately vested common stock with a grant date value of $117,160 and $133,660, respectively, for legal and consulting services provided.

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

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $158,014 and $252,831, respectively, related to restricted common stock and stock options, of which $7,424 and $22,961, respectively, was charged to research and development expense and $150,590 and $229,870, respectively, was charged to general and administrative expense. As of September 30, 2020, there was $66,290 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.77 years.

During the three and nine months ended September 30, 2019, the Company recognized stock-based compensation expense of $138,640 and $231,751 (which includes the issuance of 185,966 shares common stock for $133,660 of services provided as described above), respectively, related to restricted common stock, stock options and warrants, which are included within general and administrative expenses on the condensed consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11     STOCKHOLDERS’ DEFICIENCY - CONTINUED

Stock-Based Compensation - Continued

Stock-Based Compensation Expense, Continued

The following table presents information related to stock-based compensation for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common stock (issued)	$-	$75,710	$55,000	$121,181
Stock options	10,038	9,475	30,155	36,628
Warrants	-	40,976	-	61,463
Accrued issuable equity (common stock)	147,976	12,479	167,676	12,479
Total	$158,014	$138,640	$252,831	$231,751

Shares To Be Issued

On September 28, 2020, the Company delivered a notice requiring the Investor to purchase 31,250 of shares under the SEDA, at $1.28 price per share, which was equal to 80% of the lowest daily volume weighted average price at which the shares are traded for the five days immediately following the date the Company delivered such notice. The shares were subsequently settled on October 1, 2020 for $40,000 of gross proceeds (see Note 13 – Subsequent Events).

Consulting Agreement

On September 30, 2020, the Company entered into a 2-year consulting agreement with a contractor to provide services as an Advisory Board Member related to government and defense acquisitions in exchange for 60,000 shares of restricted common stock. Pursuant to the consulting agreement, the shares are subject to the Company’s claw back, based upon the achievement of certain performance obligations. As of September 30, 2020, the required performance obligations have not been identified, and the restricted common shares were issued on or about November 9, 2020.

NOTE 12     COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 15, 2020, the Company entered into an agreement to extend the term of its original office space lease from September 30, 2020 to December 31, 2020. Monthly rental payments under the renewed lease total $5,107, which are comprised of $4,552 of base rent plus $555 of association fees. For the three and nine months ended September 30, 2020, operating lease expense was $15,616 and $56,414, respectively. For the three and nine months ended September 30, 2019, operating lease expense was $41,281 and $121,769, respectively. The Company evaluated their operating lease and determined that the short-term exemption available under ASC 842 applies since the lease term is less than 12 months and the lease does not include a purchase option whose exercise is reasonably certain. Since the short-term exemption applies, lease payments are recognized as expense and no right of use asset or lease liability is recorded.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13     SUBSEQUENT EVENTS

Standby Equity Distribution Agreement and Repayments of the Notes Payable

Subsequent to September 30, 2020, the Company received cash of $40,000 in satisfaction of subscriptions receivable as of September 30, 2020 and the Company issued 31,250 shares of common stock pursuant to the SEDA (see Note 6 – Accrued Issuable Equity, Accrued Issuable Equity for Subscriptions Receivable and Note 10 – Stockholders’ Deficiency).

Subsequent to September 30, 2020, the Company issued an aggregate of 89,285 shares of additional common stock at a price of $1.12 per share pursuant to new advance notices submitted to the Investor under the SEDA. The entire proceeds of $100,000 were withheld by YAII to pay down a portion of the Notes (see Note 11 – Stockholders’ Deficiency, Standby Equity Distribution Agreement and Note 8 – Notes Payable).

Subsequent to September 30, 2020, the Company made cash payments totaling $250,000 to pay down a portion of the Notes.

Subsequent to September 30, 2020, the Company issued 76,453 shares of restricted common stock in satisfaction of $100,000 of accrued issuable equity, pursuant to a services agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (the “Company”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for batteries, electronics, and other components across an array of battery-powered applications. For aerospace and DOD applications, our solutions target high performance applications in direct energy, hypersonic vehicles and satellite communications. For commercial applications, our main focus is a total solution to battery safety by which we aim to mitigate the effects of thermal runaway propagation. This total battery safety solution can be used for electric vehicles, energy storage, battery recycling transportation, cloud computing and 5G communication devices. Our proprietary core technology is a carbon fiber material that provides what we believe to be superior thermal conductivity and heat dissipation for an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with NASA, the Jet Propulsion Lab and others, our products and services make commercial battery powered products safer and electronics systems cooler and lighter.

KULR’s business model continues to evolve from being a component supply, to providing more design and testing services to our customers. The next step of evolution is to provide total system solution to address market needs. To scale up as a systems provider more quickly and efficiently in the directed energy, hypersonic vehicle thermal systems, energy storage and lithium-ion battery recycling markets, KULR will actively seek partners for joint venture, technology licensing and other strategic partnership models. The goal is to leverage the Company’s thermal design technology expertise to create market leading products, which KULR will take to market directly to capture more value for KULR shareholders.

Our management expects high priority and growth in the aerospace and defense sectors, specifically in regard to directed energy, hypersonic weapon programs, and space missions. Directed energy is currently in the spotlight as experts predict it will greatly impact the future of warfare. Our CRUX cathode generates powerful electron pulses by field emission from the tops of our carbon fiber coating which has the potential to further develop the current technology. Thermal management is another critical component of both hypersonic weapons programs and space missions and is another area in which our products excel. Our carbon fiber solutions are used for thermal management in missile defense programs and are particularly effective because of their survivability at very high temperatures. They are also very effective at transferring heat and mitigate the risk of overheating in such high-risk environments. Historically we have provided value to this sector and we expect to further develop our relationships with Airforce Research Lab, Naval Research Lab and prime contractors to market our solutions.

Battery safety technology is becoming increasingly vital to our world in which battery-operated devices are everywhere. Lithium ion (“Li-ion”) batteries are widely used in consumer electronics, aerospace, marine and automotive applications. In recent months, KULR has developed a total battery safety solution for its customers that spans a wide array of industries and applications. KULR has seen great success in using our patented thermal runaway shield (“TRS”) technology to prevent cell to cell thermal runaway propagation as well as module to module propagation. We have designed a total solution for customers from the design stages incorporating our materials all the way to testing their passive propagation resistant (“PPR”) battery packs. We are flexible and can work with different battery pack configurations across various industries. We developed a PPR reference design for CubeSat battery in December 2019. Based on this reference design platform, we were awarded a dual-used technology development agreement from NASA’s Marshall Space Flight Center to build 3D printed battery systems for manned and robotic space applications in August 2020. Our research and testing, as well as working alongside battery experts at NASA Johnson Space Center, has positioned us for further advancements at the forefront of battery safety.

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

In addition to evolving demands led by aerospace and defense, we have observed trending manufacturer-led opportunities in industries such as electric motor vehicles (“EV”) that have become increasingly more reliant on the Cloud, portability and high-demand processing power. KULR’s high performance thermal interface materials can be used to accelerate 5G communications development due to our material’s core properties: high thermal conductivity, light weight, and low contact pressure. 5G is one of the biggest opportunities going forward for transportation technology and we plan to take part in testing of digital and RF tests for 5G. Testing is still in early phases for both digital and RF communication chips, however, we are seeing a big growth opportunity for thermal management for 5G. Cloud computing is also an application of interest since high power communications chips and optical communication modules require cooling.

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

Standby Equity Distribution Agreement

On February 27, 2020, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YAII PN, Ltd., a Cayman Island exempt limited partnership (“YAII”), pursuant to which the Company may, at its discretion, subject to certain conditions, sell to YAII up to $8,000,000 of shares common stock. For each share of common stock purchased under the SEDA (the “Shares”), YAII will pay the Company 80% of the lowest daily volume weighted average price of the common stock on the OTC Markets OTCQB or other principal market on which the common stock is traded for the five days immediately following the date the Company delivers notice requiring YAII to purchase the Shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by YAII, at least 5 trading days shall have elapsed from the immediately preceding advance date. The Company agreed to issue, without receiving additional consideration, to YAII 95,847 shares of common stock as commitment shares in consideration for entering into the SEDA. Through September 30, 2020, the Company issued an aggregate of 1,721,013 shares of common stock at prices between $0.72 - $1.65 per share for aggregate proceeds of $2,152,696 received against advance notices submitted to YAII under the SEDA, of which $691,000 of the proceeds were applied directly against principal owed under a promissory note agreement with YAII (see Promissory Note Agreements, below). Please also refer to Note 7 – Notes Payable, in the accompanying financial statements, for more information.

Promissory Note Agreements

We entered into a Note Purchase Agreement, dated February 27, 2020, with YAII, pursuant to which YAII purchased a full recourse promissory note (the “Note”) in the original principal amount of $1,500,000 (“Principal Amount”). In consideration for the issuance of the Note by the Company, the purchase price of the Note paid by YAII was equal to the Principal Amount minus an original issue discount equal to 6%. The Note bears no interest and will become immediately due and payable on May 31, 2021 or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Note. The Company will repay the Principal Amount in monthly installments as set forth in the Note. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid.

We also entered into a Note Purchase Agreement, dated July 20, 2020, with YAII, to which YAII purchased a full recourse promissory note (the “July 2020 Note”) in the original principal amount of $2,500,000. In consideration for the issuance of the July 2020 Note, the purchase price of the July 2020 Note paid by YAII was equal to the Principal Amount minus an original issue discount equal to 8%. The July 2020 Note was issued under substantially the same terms as the Note.

Through September 30, 2020, we repaid principal on the Note and July 2020 Note (together, the “Notes) of $850,000 (of which $691,000 was repaid from proceeds from the SEDA).

Subsequent to September 30, 2020, we received cash of $40,000 in satisfaction of subscriptions receivable as of September 30, 2020 and we issued 31,250 shares of common stock pursuant to the SEDA.

Subsequent to September 30, 2020, we issued an aggregate of 89,285 shares of additional common stock at a price of $1.12 per share pursuant to new advance notices submitted to YAII under the SEDA. The entire proceeds of $100,000 were withheld by YAII to pay down a portion of the Notes.

Subsequent to September 30, 2020, we made cash payments totaling $250,000 to pay down a portion of the Notes.

Common Stock Issuances

Subsequent to September 30, 2020, we issued 76,453 shares of restricted common stock in satisfaction of $100,000 of accrued issuable equity, pursuant to a services agreement.

Subsequent to September 30, 2020, the Company issued 60,000 shares of common stock to a consultant, which are subject to clawback, at the sole discretion of our Board of Directors, in the event certain milestones are not achieved.

Patents

On July 28, 2020, the U.S. Patent and Trademark Office has issued patent No. 10727462 covering the Company’s thermal runaway shield technology.

On August 4, 2020, the U.S. Patent and Trademark Office has issued patent No. 10734302 covering the Company’s fiber thermal interface technology.

Results of Operations

Three and Nine Months Ended September 30, 2020 Compared With Three and Nine Months Ended September 30, 2019

Revenues

Our revenues consisted of the following types:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product sales	$136,849	$464,772	$235,979	$686,522
Contract services	-	61,950	179,498	91,462
Total revenue	$136,849	$526,722	$415,477	$777,984

For the three months ended September 30, 2020 and 2019, we generated $136,849 and $526,722 of revenues, respectively, representing a decrease of $389,873, or 74%. Revenue from product sales during the three months ended September 30, 2020 decreased by 71% compared to the three months ended September 30, 2019, mainly due to a large contract received during the three months ended September 30, 2019. Product sales during these periods included sales of our component products, carbon fiber velvet (“CFV”) thermal management solutions, ISC battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials. Contract services during the comparable period consisted of certain research and development contracts and onsite engineering services.

For the nine months ended September 30, 2020 and 2019, we generated $415,477 and $777,984 of revenues from 20 and 21 customers, respectively, representing a decrease of $362,507, or 47%. Revenue from product sales during the nine months ended September 30, 2019 decreased by 66% compared to the nine months ended September 30, 2019, mainly due to a large DOD contract of about $355,000 received during the three months ended September 30, 2019. The customer has pushed the next shipment of product to 2021. Product sales during these periods included sales of our component products, CFV thermal management solutions, ISC battery cells and devices, patented technology, and thermal FTI materials. Revenue from services increased by 96% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to increased project requirements from some of our new and existing customers. Our service revenues, which include certain research and development contracts and onsite engineering services, were not hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

Our customers and prospective customers are large organizations with multiple levels of management, controls/procedures, and contract evaluation/authorization. Furthermore, our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitment. Accordingly, the business activity cycle between expression of initial customer interest to shipping, acceptance and billing can be lengthy, unpredictable, and lumpy, which can influence the timing, consistency and reporting of sales growth.

Cost of Revenues

Cost of revenues consists of the cost of our products as well as labor expenses directly related to product sales or research contract services.

Generally, we earn greater margins on revenue from products compared to revenue from services, so product mix plays an important role in our reported average margins for any period. Also, we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between period, customers and products, due to the learning process, customer negotiating strengths, and product mix.

For the three months ended September 30, 2020 and 2019, cost of revenues was $60,967 and $109,051, respectively, a decrease of $48,084 or 44%. The decrease was primarily due to higher salaries paid and purchase of materials related to higher product sales during the three months ended September 30, 2019. The gross margin percentage was 55% and 79% for the three months ended September 30, 2020 and 2019, respectively. The decrease in margins during 2020 reflects our ongoing efforts to build upon existing customer relationships over a growing pool of referrals and business development leads. We are pivoting solutions to cater to the specific needs of existing customers, which requires a higher up-front cost as compared to the preceding period.

For the nine months ended September 30, 2020 and 2019, cost of revenues was $128,306 and $199,118, respectively, a decrease of $70,812, or 36%. The decrease was primarily due to reduced costs as a result of reduced revenues. The gross margin percentage was 69% and 74% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in margins during 2020 was primarily the result of an unfavorable change in product mix and higher up-front costs related to existing customer service contracts.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended September 30, 2020 and 2019, R&D expenses were $51,820 and $137,970, respectively, representing a decrease of $86,150 or 62%. The decrease is primarily due to reductions in salaries and other salary related costs, such as payroll taxes and other benefits, implemented during the end of the first quarter of 2020 due to COVID-19, as well as a reduction in head count between the comparable periods.

For the nine months ended September 30, 2020 and 2019, R&D expenses were $221,524 and $365,709, respectively, representing a decrease of $144,185 or 39%. The decrease is attributable to reductions in salaries and other salary related costs, such as payroll taxes and other benefits, implemented during the end of the first quarter of 2020 due to COVID-19, as well as a reduction in head count between the comparable periods.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of travel, salaries, payroll taxes and other benefits, and rent expense.

For the three months ended September 30, 2020 and 2019, selling, general and administrative expenses were $834,582 and $546,982, respectively, an increase of $287,600 or 53%. The increase is primarily attributable to an increase of approximately $215,000 of marketing and advertising expense, $104,000 of stock-based compensation related to consultants and employees, partially offset by a decrease of $26,000 of rent expense due to the termination of an operating lease during the end of the fourth quarter of 2019 and a $17,000 decrease in professional and legal fees.

For the nine months ended September 30, 2020 and 2019, selling, general and administrative expenses were $1,728,974 and $1,666,735, respectively, an increase of $62,239, or 4%. The increase is primarily due to an increase of approximately $260,000 of marketing and advertising expense, $139,000 of stock-based compensation related to consultants and employees, partially offset by a decrease of $103,000 of travel, meals, and entertainment expense due to COVID-19 restrictions, $78,000 of rent expense due to the termination of an operating lease during the end of the fourth quarter of 2019, $75,000 of professional fees, $71,000 of payroll and benefits due to salary reductions implemented during the end of the first quarter of 2020 as a result of COVID-19, and $13,000 of conference and seminar expenses due to the travel restrictions and stay-at-home orders as a result of COVID-19.

Other Expenses

For the three months ended September 30, 2020 and 2019, other expense was $201,739 and $253, respectively, an increase of $201,486. The increase in other expense is primarily due to the amortization of debt discount related to the issuance of notes payable.

For the nine months ended September 30, 2020 and 2019, other expense was $328,170 and $1,065, respectively, an increase of $327,105. The increase in other expense is primarily due to the amortization of debt discount related to the issuance of notes payable and the change in fair value of accrued issuable equity during the period.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, we had cash balances of $2,809,656 and $108,857, respectively, and working capital deficits $404,561 and $824,481, respectively.

For the nine months ended September 30, 2020 and 2019, cash used in operating activities was $2,076,035 and $1,206,135, respectively. Our cash used in operations for the nine months ended September 30, 2020 was primarily attributable to our net loss of $1,991,497, adjusted for non-cash expenses in the aggregate amount of $587,503, and $672,041 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2019 was primarily attributable to our net loss of $1,454,643, adjusted for non-cash expenses in the aggregate amount of $241,285, partially offset by $7,223 of net cash provided by changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2020 and 2019, cash used in investing activities was $46,087 and $0, respectively. Cash used in investing activities during the nine months ended September 30, 2020 was related to the purchases of equipment.

For the nine months ended September 30, 2020 and 2019, cash provided by financing activities was $4,822,921 and $1,052,300, respectively. Our cash provided by financing activities for the nine months ended September 30, 2020 was due to $3,710,000 of net proceeds from the issuance of notes payable, $155,226 of proceeds from the Paycheck Protection Program loan, and $1,461,695 of net proceeds from the sale of common stock. These amounts were partially offset by $330,000 for the payment of debt issuance costs, $159,000 for the repayments on notes and $15,000 of cash paid in offering costs. Cash provided by financing activities during the nine months ended September 30, 2019 consisted of $898,300 of proceeds from the sale of common stock and $169,000 of proceeds from the sale of Series C Convertible Preferred Stock and warrants, offset by $15,000 cash paid for offering costs.

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

During the nine months ended September 30, 2020, we received net proceeds of $3,710,000 pursuant to a two Note Purchase Agreements with YAII (the “Notes”). The Notes bear no interest and mature between May 31 through July 20, 2020 and will be paid in monthly installments through the maturity date.

Additionally, in April 2020, the Company received a loan of $155,226 under the government Small Business Administration (“SBA”) sponsored Payroll Protection Program (“PPP”) to support continuing employment during the COVID-19 pandemic.

Effective February 27, 2020, the Company entered into a twenty-four month Standby Equity Distribution Agreement (“SEDA”) with YAII, pursuant to which the Company may, at its discretion, sell to up to an aggregate of $8,000,000 (subject to YAII’s approval for amounts over $100,000) of shares of the Company’s common stock at a price equal to Company 80% of the lowest daily volume weighted average price for the five days immediately following the date the Company delivers notice requiring YAII to purchase the shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by YAII, at least 5 trading days shall have elapsed from the immediately preceding advance date. Through September 30, 2020, the Company issued an aggregate of 1,721,013 shares of common stock at prices between $0.72 - $1.65 per share for aggregate proceeds of $2,152,696 in connection with advance notices submitted to YAII under the SEDA, of which $691,000 of the proceeds were applied directly against the principal due under the Notes.

As of September 30, 2020, we had approximately $5,847,300 available in connection with the SEDA, in order to fund our ongoing operations; however, there can be no assurance that we will be able to continue sell common shares pursuant to the SEDA at an acceptable price, or without causing undue dilution to our existing investors.

Subsequent to September 30, 2020, we issued an aggregate of 89,285 shares of common stock at a price of $1.12 per share pursuant to advance notices submitted to the Investor under the SEDA. The entire proceeds of $100,000 were withheld by the Investor to pay down a portion of the principal due under the Notes.

Subsequent to September 30, 2020, we made cash payments totaling $250,000 to pay down a portion of the principal due under the Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on May 14, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2020, we issued 25,758 shares of common stock upon conversion of 515 shares of our Series B Convertible Preferred Stock.

In the three months ended September 30, 2020, we issued 56,777 shares of common stock upon conversion of 5.11 shares of our Series C Convertible Preferred Stock.

Subsequent to September 30, 2020, we issued 60,000 shares of common stock to a consultant, which are subject to clawback, at the sole discretion of our Board of Directors, in the event certain milestones are not achieved.

Subsequent to September 30, 2020, we issued 76,453 shares of restricted common stock in satisfaction of $100,000 of accrued issuable equity, pursuant to a services agreement.

Each of the foregoing transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In the alternative, the common stock issued upon the exercise of conversion rights is an exempt security pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Note Purchase Agreement dated July 20, 2020 (1)
10.2	Promissory Note dated July 20, 2020 (1)
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*Filed herewith

**Furnished herewith

(1)  Previously filed as exhibits to the Form 8-K filed on July 21, 2020 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

November 13, 2020	By	/s/ Michael Mo
Michael Mo Chief Executive Officer and Chairman (Principal Executive Officer)

November 13, 2020	By	/s/ Simon Westbrook
Simon Westbrook Chief Financial Officer (Principal Financial and Accounting Officer)