Form 10-K
period 2020-12-31
KULR Technology Group, Inc.
filed 2021-03-19
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $86,305,522 based on the closing price of $1.95 as of that date.

As of March 18, 2021, there were 92,627,200 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for batteries, electronics, and other components across an array of battery-powered applications. For aerospace and Department of Defense (“DOD”) applications, our solutions target high performance applications in direct energy, hypersonic vehicles and satellite communications. For commercial applications, our main focus is a total solution to battery safety and sustainability by which we aim to mitigate the effects of thermal runaway propagation which has been known to cause random fires in lithium-ion (“Li-ion”) batteries. This total battery safety solution can be used for electric vehicles, energy storage, battery recycling transportation, cloud computing and 5G communication devices. Our proprietary core technology is a carbon fiber material that provides what we believe to be superior thermal conductivity and heat dissipation for an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with advanced technology users like NASA, the Jet Propulsion Lab and others, our products and services make commercial battery powered products safer and electronics systems cooler and lighter.

KULR’s business model continues to evolve from being a component supplier, to providing more design and testing services to our customers. The next step of evolution is to provide total system solutions to address market needs. In order to scale up as a systems provider more quickly and efficiently in (i) the Li-ion battery energy storage and recycling markets, (ii) battery cell design and safety testing, and (iii) advanced thermal management systems, such as hypersonic vehicles, KULR will actively seek partners for joint venture, technology licensing and other strategic partnership models. The goal is to leverage the Company’s thermal design technology expertise to create market leading products, which KULR will take to market directly to capture more value for KULR shareholders.

Battery safety technology is becoming increasingly vital to our world in which battery-operated devices are everywhere. Li-ion batteries are widely used in consumer electronics, aerospace, marine and automotive applications. In recent months, KULR has developed a total battery safety solution for its customers that spans a wide array of industries and applications. KULR has seen great success in using our patented thermal runaway shield (“TRS”) technology to prevent cell to cell thermal runaway propagation as well as module to module propagation. We have designed a total solution for customers from the design stages incorporating our materials all the way to testing their passive propagation resistant (“PPR”) battery packs. We are flexible and can work with different battery pack configurations across various industries. We developed a PPR reference design for CubeSat battery in December 2019. Based on this reference design platform, we were awarded a dual-use technology development agreement from NASA’s Marshall Space Flight Center to build 3D printed battery systems for manned and robotic space applications in August 2020. Our research and testing, as well as working alongside battery experts at NASA Johnson Space Center, has positioned us for further advancements at the forefront of battery safety.

Hundreds of millions of Li-ion cells are produced and transported annually and even those packaged to prevent external shorting can still experience thermal runaway (“TR”) due to internal shorts, caused by latent defects, when fully charged. In these dangerous cases, a torch-like fire is released as energy escapes from the cell and sends nearby cells into TR resulting in a large fire. As part of our total battery safety solution, we have designed a bag out of our TRS material to suppress the flames and prevent the TR event. Suitably placed, the TRS provides a means of protection not only from adjacent batteries but also outside fires of arbitrary origin. Experts at NASA’s Propulsion & Power Division found our TRS successful at extinguishing the fire generated by cells when they intentionally triggered the batteries into dangerous failures. Our TRS bag is currently being used on the International Space Station (“ISS”) through a project with Leidos, for storing laptop batteries in order to reduce the risk of TR.

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

Our management believes that within commercial markets, aerospace and defense, and high-value applications, cell safety testing and screening has become a topic of focus. Therefore, we plan to expand our capabilities to include full battery analysis and testing as outlined by NASA Johnson Space Center. We plan to fully incorporate this into our holistic approach to battery safety along with our PPR battery pack design and testing services, ISC device and trigger cell products and TRS bags. With increasing regulations and pressure from government bodies to mitigate the dangers of battery fires and TR, we plan to further develop our capabilities in this arena.

Our management expects high growth in the aerospace and defense sectors, specifically in regards to hypersonic vehicle programs, space missions and directed energy programs. Thermal management is a critical component of both hypersonic weapons programs and space missions. Our carbon fiber solutions are used for thermal management in missile defense programs and are particularly effective because of their survivability at very high temperatures. They are also very effective at transferring heat and mitigate the risk of overheating in such high-risk environments. Historically we have provided value to this sector and we expect to further develop our relationships with the Airforce Research Lab, the Naval Research Lab and prime contractors to market our solutions. Directed energy is currently in the spotlight as experts predict it will greatly impact the future of national security. Our CRUX cathode generates powerful electron pulses by field emission from the tops of our carbon fiber coating and has the potential to further develop the current technology.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations, as a result, we will eventually need to generate significant revenues to achieve profitability. Until that time we shall have to continue to raise cash as and when required through the sale of stock.

Corporate

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

Our wholly-owned subsidiary, KULR Technology Corp, was formed in 2013 and is based in San Diego California. Since its inception, KTC primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KTC’s co-founder Dr. Timothy Knowles. Prior to 2013, KTC’s technologies were used in numerous advanced space and industrial applications for NASA, Boeing, and Raytheon. A few notable achievements were the use of KTC’s technologies in the X-31 aircraft (battery heat sink), Mercury Messenger (battery heat sink), and X-51 Scramjet (heat exchanger).

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

Standby Equity Distribution Agreement and Notes Payable

On February 27, 2020, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YAII PN, Ltd., a Cayman Island exempt limited partnership (“YAII”). Under the terms of this Agreement, the Company raised an aggregate of $2,292,695 from the facility. As of December 31, 2020, the Company had approximately $5,707,000 available in connection with the SEDA, however, so long as warrants issued on December 31, 2020 in an unrelated transaction remain outstanding, the Company may not issue shares in connection with variable rate transactions. During the year ended December 31, 2020, the Company issued notes to YAII in the aggregate amount of $4,000,000, of which the Company repaid principal on the notes in the aggregate amount of $1,550,000 ($791,000 was repaid from proceeds from the SEDA). Subsequent to December 31, 2020, the Company repaid principal on the notes in the aggregate amount of $1,050,000.

Registered Direct Offering

On December 31, 2020, we closed a registered direct offering conducted pursuant to a securities purchase agreement (“Purchase Agreement”) with the purchasers set forth on the signature page thereto (the “Purchasers”) for the purchase and sale of an aggregate of 6,400,001 shares of our common stock (the “Shares”), and warrants to purchase an aggregate of up to 6,400,001 shares of common stock (“Warrants”), at a combined purchase price of $1.25 per Share and Warrant. The aggregate gross proceeds to us were equal to approximately $8 million. The Warrants are immediately exercisable and may be exercised at any time until December 31, 2025, at an exercise price of $1.25 per share. Lake Street Capital Markets, LLC and Maxim Group LLC acted as co-placement agents in connection with the registered direct offering. We paid the co-placement agents a cash fee of 7.0% of the gross proceeds we received under the Purchase Agreement. We also reimbursed the co-placement agents for certain out-of-pocket accountable expenses incurred by them in connection with this offering of $50,000. We paid total approximate offering expenses, other than the placement agent fees, of approximately $170,000, which includes the co-placement agents’ reimbursable expenses, legal, financial advisory fees, accounting, printing costs, listing fees, and various other expenses associated with registering and issuing the shares. We intend to use the net proceeds from this offering for capital expenditures, as well as for working capital and general corporate purposes.

The Shares and Warrants (and underlying shares) were offered, and will be issued, pursuant to the Prospectus Supplement, dated December 29, 2020, to the Prospectus included in our Registration Statement on Form S-3 (Registration No. 333- 232614) filed with the Securities and Exchange Commission on July 11, 2019 and declared effective on August 1, 2019.

Appointment of Keith Cochran

On March 8, 2021, our Board of Directors (the “Board”) appointed Keith Cochran as President and Chief Operating Officer of the Company, to hold office until the earlier of the expiration of the term of office, a successor is duly elected and qualified, or the earlier of such officer’s death, resignation, disqualification, or removal.

As compensation for his services as President and Chief Operating Officer of the Company, Mr. Cochran will receive: (1) a salary of $250,000 per annum and commensurate benefits; (2) 2,000,000 restricted shares of the Company’s common stock, which shares shall vest, so long as Mr. Cochran remains employed by the Company, in four (4) equal yearly installments, with the first installment amount to vest on March 1, 2022 and annually thereafter; and (3) eligibility, also subject to Mr. Cochran’s continued employment with the Company, for incentive based grants of up to 1,500,000 shares, which shall be earned upon the Company achieving certain market capitalization milestones.

Appointment of Independent Directors

On February 20, 2021, the Board, contingent upon the Company’s common stock being approved for uplisting to a national exchange, approved the appointment of Morio Kurosaki as an independent member of the Board. Mr. Kurosaki will also serve as chair of the Audit Committee. As such, the Board has determined that Mr. Kurosaki is a financial expert within the meaning of SEC regulations. Additionally, Mr. Kurosaki will serve as a member of both the Compensation Committee and the Nominating and Governance Committee.

In connection with his appointments, Mr. Kurosaki will be compensated (1) $10,000 per quarter, beginning on and subject to approval for uplisting, and (2) 20,000 restricted shares of the Company’s common stock, which shares shall vest equally in 5,000 share increments per quarter beginning on and subject to approval for uplisting.

On February 20, 2021, the Board, contingent upon the Company’s common stock being approved for uplisting to a national exchange, approved the appointment of Stayce D. Harris as an independent member of the Board. Ms. Harris will also serve as chair of the Compensation Committee. Additionally, Ms. Harris will serve as a member of both the Audit Committee and the Nominating and Governance Committee.

In connection with her appointments, Ms. Harris will be compensated (1) $10,000 per quarter, beginning on and subject to approval for uplisting, and (2) 20,000 restricted shares of the Company’s common stock, which shares shall vest equally in 5,000 share increments per quarter beginning on and subject to approval for uplisting.

On February 20, 2021, the Board, contingent upon the Company’s common stock being approved for uplisting to a national exchange, approved the appointment of Joanna D. Massey as an independent member of the Board. Ms. Massey will also serve as chair of the Nominating and Governance Committee. Additionally, Ms. Massey will serve as a member of both the Audit Committee and the Compensation Committee. ..

In connection with her appointments, and subject to the receipt of her acknowledgment of the same, Ms. Massey will be compensated (1) $10,000 per quarter, beginning on and subject to approval for uplisting, and (2) 20,000 restricted shares of the Company’s common stock, which shares shall vest equally in 5,000 share increments per quarter beginning on and subject to approval for uplisting.

Conversion of Series C Preferred Stock

During the year ended December 31, 2020, KULR issued an aggregate of 56,778 shares of our common stock upon voluntary conversions of 5.11 shares of our Series C Preferred Stock.

Effective as of December 31, 2020, KULR issued an aggregate of 177,885 shares of our common stock and warrants to purchase an aggregate of 177,885 shares of our common stock at an exercise price of $1.25 per share, upon a deemed automatic conversion of 18.90 shares of our Series C Preferred Stock, after which there remained no further Series C Preferred Stock outstanding.  Although the conversion shares were issued subsequent to the deemed automatic conversion, in connection with a registered direct offering that closed on December 31, 2020, the conversions were made effective as of December 31, 2020 pursuant to an automatic conversion feature of the Series C Preferred Stock under which the stated value of each share was converted into the same securities issued in the registered direct offering at an effective conversion price of 85% of the aggregate purchase price of such securities.

Conversion of Series B Preferred Stock

During the year ended December 31, 2020, KULR issued an aggregate of 25,758 shares of our common stock upon conversion of 515 shares of our Series B Preferred Stock.

Subsequent to the year ended December 31, 2020, KULR issued an aggregate of 698,600 shares of our common stock upon conversion of 13,972 shares of our Series B Preferred Stock, after which there remained no further Series B Preferred Stock outstanding.

Market Opportunity and Strategy

Market

The world of electronics continues to become more and more demanding and performance driven. The increasing demand for reliability of microelectronics and Li-ion batteries has pushed thermal management to the forefront of many industries. We target our solutions to serve the following markets and applications: PPR battery design, Battery Storage and Transportation, Electrical Transportation, 5G Mobile and Cloud Computing Infrastructure, Aerospace and Defense.

Lithium-Ion Battery, Energy Storage and Battery Transportation Market. According to Prescient & Strategic Intelligence, Li-ion battery market was valued at $34 billion in 2018, the global Li-ion battery market is projected to surpass $106 billion by 2024, witnessing a CAGR of 21.8% between 2019 and 2024. The stationary battery storage market is forecasted to ramp from $11 billion in 2018 to $170 billion by 2030, according to a 2019 Global Market Insights, Inc. report. Favorable regulatory policies pertaining to sustainable energy technologies coupled with upsurge in investments toward large scale storage units with increased power output will drive the market size.

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

Electrical Transportation Market. According to Frost & Sullivan’s recently released “Global Electric Vehicle Market Outlook EV industry will need to overcome major challenges related to battery technology and charging infrastructure, both of which have fallen far short of the pace set by global EV sales.

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

Sales and Marketing Strategy

The Company markets and sells products and solutions directly to customers. We believe that our direct relationship with end customers allows us to have more in-depth technical interactions with our customers and faster turnaround time. We market to our customers through our website, industry conferences, and industry market research reports. In 2021, we plan to expand our sales network by working with sales agents and distributors for more mature and off-the-shelf products such as FTI and Cathode products. For PPR design service, we will continue to work with customers directly.

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

Intellectual Property and Patent Strategy

Our intellectual property strategy includes pursuing patent protection for new innovations in core carbon fiber architecture development, application development, acquisition of intellectual property, and licensing of third-party patents and intellectual property. As of December 31, 2020, we have eight pending nonprovisional and provisional patent applications and we have four patents granted and assigned to KULR. We also have an exclusive license to four third party patents.

Product and Services

Our heat management products and services can be divided into the following categories, subcategories and functionalities:

Lithium-Ion Battery Thermal Runaway Shield (“TRS”): KULR has developed a thermal insulation technology aimed at passive resistance to thermal runaway propagation in Li-ion batteries in partnership with National Aeronautics and Space Administration Johnson Space Center (“NASA JSC”). HYDRA TRS acts as a heat sink during normal Li-ion battery pack operation but also prevents thermal runaway propagation, which is a serious concern for aerospace and defense customers and electric vehicle manufacturers. The HYDRA is a vaporizing thermal capacitor that provides passive prevention of thermal runaway propagation (“TRP”) in Li-ion battery packs. Thermal runaway can occur spontaneously in a Li-ion cell due to a short. This can trigger an explosive release of electric energy that ruptures the end cap resulting in a flare and combustion of cell materials. Released heat drives the triggered cell temperatures to > 500°C, causing a dramatic increase in neighboring cell temperatures. Temperatures above the critical 130°C greatly increases the chance for a short in adjacent cells and result in TRP. TRS keeps neighboring cell temperatures from rising above 100°C (well below the 130°C threshold) and prevents TRP.

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

HYDRA TRS Battery Storage Bag: KULR developed the HYDRA TRS Bag to safely store and transport Li-ion batteries in partnership with NASA Johnson Space Center for the International Space Stations. Between January and June 2019 experts with NASA’s Propulsion & Power Division tested storage and use of rechargeable lithium-ion laptop batteries. The tests intentionally triggered the batteries into dangerous failures in order to study what storage methods may stop battery fires from spreading battery to battery in thermal runaway propagation. As a result, KULR TRS bags are currently in service on the International Space Station for storage of spare laptop batteries, having flown November 2, 2019 on the CRS2 NG-12 resupply mission. KULR is developing a commercial version for mass market applications.

Internal Short Circuit (“ISC”) Device: In March 2018, KULR reached an agreement with the National Renewable Energy Laboratory (“NREL”), a national laboratory of the U.S. Department of Energy, to be the exclusive manufacturing and distribution partner for the patented ISC device, which causes predictable battery cell failures in Li-ion batteries, making them easier to study and, therefore, safer. Li-ion batteries are the industry and consumer standard for portable power; billions of individual battery cells exist and billions more are planned for production. They provide power for everything from smart phones and laptops to electric cars and space crafts. But Li-ion batteries fail, sometimes with catastrophic results. Due to the relative rarity of cell failures, scientists and researchers had been unable to reliably or accurately replicate latent defect cell failures in lab settings, impeding research into safer battery technology. In 2020, KULR has produced and sold both ISC devices and ISC trigger cells to customers.

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

Employees

As of December 31, 2020, we had 9 employees and 4 consultants. We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyright, trademarks and trade secrets. We have, and will continue to, file applications for and/or obtain patents, copyrights and trademarks in the United States and selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by implementing organizational nondisclosure policies and through the use of appropriate confidentiality agreements. As of December 31, 2020, we held four U.S. patents and eight non-provisional pending U.S. patent applications with expiration dates ranging from 2022 to 2035. In addition, KULR has exclusive license on four patents from its partnerships. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks, and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. We also have trademarks that are used in the conduct of our business to distinguish genuine KULR products; KULR has been granted trademarks for Class 9 and Class 17 applications.

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

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. For 2020, we had 2 customers whose purchases accounted for 50% of total revenues. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity.

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

The Company’s operations and development are dependent upon the experience and knowledge of Michael Mo, our Chief Executive Officer, Simon Westbrook our Chief Financial Officer, Dr. Timothy Knowles, our Chief Technical Officer, Keith Cochran, our President and Chief Operating Officer, and Michael Carpenter, our Vice President of Engineering. If the services of any of these individuals should become unavailable, the Company’s business operations might be adversely affected. If several of these individuals became unavailable at the same time, the ability of the Company to continue normal business operations might be adversely affected to the extent that revenue or profits could be diminished, and you could lose all or a significant amount of your investment.

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

Our management identified weaknesses in our internal controls, as described in Item 9A here within. Our internal control over financial reporting may still or could in the future have weaknesses and conditions that could require correction or remediation, the disclosure of which and continued existence of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Pursuant to the Standby Equity Distribution Agreement, we may sell up to $8,000,000 of shares of our common stock over a 24-month period at our discretion and subject to certain limitations, and, as consideration for YA II PN, Ltd’s (“YA”) entering into the Standby Equity Distribution Agreement, we issued to YA an aggregate of 95,847 commitment shares.

If we submit additional advance notices to YA, the sale of shares of our common stock pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on our existing stockholders. The number of shares ultimately offered for sale by YA is dependent upon the number of shares we elect to sell to YA under the Standby Equity Distribution Agreement. YA may ultimately purchase all or some of the $8,000,000 of shares of common stock that, together with the commitment shares, are issuable in connection with the Standby Equity Distribution Agreement.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we have and may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants, whether currently outstanding or subsequently granted, to purchase shares of our common stock.

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

The outbreak of Coronavirus has led to restrictions on travel and public meetings and has disrupted markets and shipping schedules.

The COVID-19 virus pandemic has created global restrictions on travel and meetings, temporary and permanent closures of businesses and business activities, unemployment, loss of customers and suppliers, and reluctance of business management to make critical commitments and, instead, conserve cash. For example, we have experienced delays in customer acceptance of delivered products and shipment delays from our suppliers or customers’ suppliers, which delays have disrupted ours and our customers’ product development and testing processes. At this stage, we are unable to quantify the impact of the virus on our current or future business, but it could make it extremely difficult to contract with new customers, sell our products or services and manage our supply chain.

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

Our officers, directors and affiliates currently own approximately 41.43% of our outstanding Common Stock eligible to vote. Such concentrated control of the Company may adversely affect the value of our Common Stock. If you acquire our Common Stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our Common Stock.

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

Fiscal Year Ending December 31, 2021
Quarter Ended	High $	Low $
March 31, 2021*	$3.01	$1.19

*through March 10, 2021

Fiscal Year Ending December 31, 2020
Quarter Ended	High $	Low $
December 31, 2020	$2.40	$1.01
September 30, 2020	$2.14	$0.74
June 30, 2020	$3.70	$0.55
March 31, 2020	$1.50	$0.75

Fiscal Year Ending December 31, 2019
Quarter Ended	High $	Low $
December 31, 2019	$2.00	$1.25
September 30, 2019	$1.89	$1.05
June 30, 2019	$2.50	$1.76
March 31, 2019	$4.00	$1.76

Securities Authorized for Issuance Under Equity Compensation Plans

As described above, KULR filed the December Information Statement regarding the adoption of the November 5 Resolutions by written consent in lieu of shareholder meeting. As part of the November 5 Resolutions, KULR adopted and ratified the KULR Technology Group 2018 Equity Incentive Plan (the “2018 Plan”). Subject to certain adjustments, the 2018 Plan, the total number of shares of common stock which may be purchased or granted directly under the plan shall not exceed fifteen million (15,000,000). The 2018 Plan is generally administered by the Board or a committee of two (2) or more independent, non-employee directors (the “Plan Committee”). The Board or the Plan Committee, as applicable, has the power to determine the participants (the “Participants”) to whom awards under the 2018 Plan (the “Plan Awards”) shall be made. The 2018 Plan allows for the award of, stock, stock options, and shares of restricted stock. Stock options granted under the Plan may be either incentive stock options (an “ISO”) qualifying under Section 422 of the Internal Revenue Codes of 1986, as amended (the “Code”) or non-qualified stock options (a “NQSO”). An ISO may only be issued to employees of KULR. ISOs may be granted to officers or directors, provided they are also employees of KULR.

The following table sets forth, as of December 31, 2020, our securities authorized for issuance under any equity compensation plans approved by our stockholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	370,000	$0.66	14,211,047
Equity compensation plans not approved by security holders	-	-	-

Total	370,000	$0.66	14,211,047

Stock Transfer Agent

Our stock transfer agent of our Common Stock is VStock Transfer LLC, located at 18 Lafayette Pl, Woodmere, NY 11598.

Common Shareholders

On March 10, 2021, we had approximately 6,500 record and street shareholders.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, KULR issued an aggregate of 25,758 shares of our common stock upon conversion of 515 shares of our Series B Preferred Stock.

During the year ended December 31, 2020, KULR issued an aggregate of 56,778 shares of our common stock upon conversion of 5.11 shares of our Series C Preferred Stock.

Effective as of December 31, 2020, KULR issued an aggregate of 177,885 shares of our common stock and warrants to purchase an aggregate of 177,885 shares of our common stock at an exercise price of $1.25 per share, upon a deemed automatic conversion of 18.90 shares of our Series C Preferred Stock, after which there remained no further Series C Preferred Stock outstanding. Although the conversion shares were issued subsequent to the deemed automatic conversion, in connection with a registered direct offering that closed on December 31, 2020, the conversions were made effective as of December 31, 2020 pursuant to an automatic conversion feature of the Series C Preferred Stock under which the stated value of each share was converted into the same securities issued in the registered direct offering at an effective conversion price of 85% of the aggregate purchase price of such securities.

During the year ended December 31, 2020, KULR issued an aggregate of 101,453 shares of our common stock to certain consultants for services.

During the year ended December 31, 2020, KULR issued an aggregate of 60,000 shares of our common stock to a consultant, which shares remain subject to clawback during the two-year term of the consultant’s services until the Board, at its sole discretion, determines certain performance milestones have been achieved.

Subsequent to the year ended December 31, 2020, KULR issued an aggregate of 698,600 shares of our common stock upon conversion of 13,972 shares of our Series B Preferred Stock, after which there remained no further Series B Preferred Stock outstanding.

Subsequent to the year ended December 31, 2020, KULR issued an aggregate of 20,000 shares of our restricted common stock to our President and Chief Operating Officer, Keith Cochran, for services provided to KULR in January and February 2021.

Subsequent to the year ended December 31, 2020, KULR issued an aggregate of 2,000,000 shares of our restricted common stock to our President and Chief Operating Officer, which shares will vest in four equal annual installments beginning on March 1, 2022.

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

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. ("KULR") and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Overview

KULR Technology Group, Inc., through our wholly-owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for batteries, electronics, and other components across an array of battery-powered applications. For aerospace and Department of Defense (“DOD”) applications, our solutions target high performance applications in direct energy, hypersonic vehicles and satellite communications. For commercial applications, our main focus is a total solution to battery safety and sustainability by which we aim to mitigate the effects of thermal runaway propagation which has been known to cause random fires in lithium-ion (“Li-ion”) batteries. This total battery safety solution can be used for electric vehicles, energy storage, battery recycling transportation, cloud computing and 5G communication devices. Our proprietary core technology is a carbon fiber material that provides what we believe to be superior thermal conductivity and heat dissipation for an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with advanced technology users like NASA, the Jet Propulsion Lab and others, our products and services make commercial battery powered products safer and electronics systems cooler and lighter.

KULR’s business model continues to evolve from being a component supplier, to providing more design and testing services to our customers. The next step of evolution is to provide total system solutions to address market needs. In order to scale up as a systems provider more quickly and efficiently in (i) the Li-ion battery energy storage and recycling markets, (ii) battery cell design and safety testing, and (iii) advanced thermal management systems, such as hypersonic vehicles, KULR will actively seek partners for joint venture, technology licensing and other strategic partnership models. The goal is to leverage the Company’s thermal design technology expertise to create market leading products, which KULR will take to market directly to capture more value for KULR shareholders.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations, as a result, we will eventually need to generate significant revenues to achieve profitability. Until that time we shall have to continue to raise cash as and when required through the sale of stock.

Recent Developments

Paycheck Protection Program Loan

On April 27, 2020, we received the proceeds of a $155,226 loan in connection with the CARES Act Paycheck Protection Program (PPP) being administered by the Small Business Administration. The Company believes that it will qualify for loan forgiveness under the terms of the PPP Agreement.

COVID-19

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. Our business is dependent on developing new markets and new products to be used on a global basis, thus restrictions on travel led to reduced demand for our products and interruptions to supply chains. Also, the local regulations such as “Shelter in Place” affected our ability to maintain regular R&D and manufacturing schedules as well as the capability to meet customer demands in a timely manner. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Standby Equity Distribution Agreement and Notes Payable

On February 27, 2020, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YAII PN, Ltd., a Cayman Island exempt limited partnership (“YAII”). Under the terms of this Agreement, the Company raised an aggregate of $2,292,695 from the facility. As of December 31, 2020, the Company had approximately $5,707,305 available in connection with the SEDA, however, so long as warrants issued on December 31, 2020 in an unrelated transaction remain outstanding, the Company may not issue shares in connection with variable rate transactions. During the year ended December 31, 2020, the Company issued notes to YAII in the aggregate amount of $4,000,000, of which the Company repaid principal on the notes in the aggregate amount of $1,550,000 ($791,000 was repaid from proceeds from the SEDA). Subsequent to December 31, 2020, the Company repaid principal on the notes in the aggregate amount of $1,050,000.

Registered Direct Offering

On December 31, 2020, we closed a registered direct offering conducted pursuant to a securities purchase agreement (“Purchase Agreement”) with the purchasers set forth on the signature page thereto (the “Purchasers”) for the purchase and sale of an aggregate of 6,400,001 shares of our common stock (the “Shares”), and warrants to purchase an aggregate of up to 6,400,001 shares of common stock (“Warrants”), at a combined purchase price of $1.25 per Share and Warrant. The aggregate gross proceeds to us were equal to approximately $8 million. The Warrants are immediately exercisable and may be exercised at any time until December 31, 2025, at an exercise price of $1.25 per share. Lake Street Capital Markets, LLC and Maxim Group LLC acted as co-placement agents in connection with the registered direct offering. We paid the co-placement agents a cash fee of 7.0% of the gross proceeds we received under the Purchase Agreement. We also reimbursed the co-placement agents for certain out-of-pocket accountable expenses incurred by them in connection with this offering of $50,000. We paid total approximate offering expenses, other than the placement agent fees, of approximately $170,000, which includes the co-placement agents’ reimbursable expenses, legal, financial advisory fees, accounting, printing costs, listing fees, and various other expenses associated with registering and issuing the shares. We intend to use the net proceeds from this offering for capital expenditures, as well as for working capital and general corporate purposes.

The Shares and Warrants (and underlying shares) were offered, and will be issued, pursuant to the Prospectus Supplement, dated December 29, 2020, to the Prospectus included in our Registration Statement on Form S-3 (Registration No. 333- 232614) filed with the Securities and Exchange Commission on July 11, 2019 and declared effective on August 1, 2019.

Appointment of Keith Cochran

On March 8, 2021, our Board of Directors (the “Board”) appointed Keith Cochran as President and Chief Operating Officer of the Company, to hold office until the earlier of the expiration of the term of office, a successor is duly elected and qualified, or the earlier of such officer’s death, resignation, disqualification, or removal.

As compensation for his services as President and Chief Operating Officer of the Company, Mr. Cochran will receive: (1) a salary of $250,000 per annum and commensurate benefits; (2) 2,000,000 restricted shares of the Company’s common stock, which shares shall vest, so long as Mr. Cochran remains employed by the Company, in four (4) equal yearly installments, with the first installment amount to vest on March 1, 2022 and annually thereafter; and (3) eligibility, also subject to Mr. Cochran’s continued employment with the Company, for incentive based grants of up to 1,500,000 shares, which shall be earned upon the Company achieving certain market capitalization milestones.

Appointment of Independent Directors

On February 20, 2021, the Board, contingent upon the Company’s common stock being approved for uplisting to a national exchange, approved the appointment of Morio Kurosaki as an independent member of the Board. Mr. Kurosaki will also serve as chair of the Audit Committee. As such, the Board has determined that Mr. Kurosaki is a financial expert within the meaning of SEC regulations. Additionally, Mr. Kurosaki will serve as a member of both the Compensation Committee and the Nominating and Governance Committee.

In connection with his appointments, Mr. Kurosaki will be compensated (1) $10,000 per quarter, beginning on and subject to approval for uplisting, and (2) 20,000 restricted shares of the Company’s common stock, which shares shall vest equally in 5,000 share increments per quarter beginning on and subject to approval for uplisting.

On February 20, 2021, the Board, contingent upon the Company’s common stock being approved for uplisting to a national exchange, approved the appointment of Stayce D. Harris as an independent member of the Board. Ms. Harris will also serve as chair of the Compensation Committee. Additionally, Ms. Harris will serve as a member of both the Audit Committee and the Nominating and Governance Committee.

In connection with her appointments, Ms. Harris will be compensated (1) $10,000 per quarter, beginning on and subject to approval for uplisting, and (2) 20,000 restricted shares of the Company’s common stock, which shares shall vest equally in 5,000 share increments per quarter beginning on and subject to approval for uplisting.

On February 20, 2021, the Board, contingent upon the Company’s common stock being approved for uplisting to a national exchange, approved the appointment of Joanna D. Massey as an independent member of the Board. Ms. Massey will also serve as chair of the Nominating and Governance Committee. Additionally, Ms. Massey will serve as a member of both the Audit Committee and the Compensation Committee. ..

In connection with her appointments, and subject to the receipt of her acknowledgment of the same, Ms. Massey will be compensated (1) $10,000 per quarter, beginning on and subject to approval for uplisting, and (2) 20,000 restricted shares of the Company’s common stock, which shares shall vest equally in 5,000 share increments per quarter beginning on and subject to approval for uplisting.

Conversion of Series C Preferred Stock

During the year ended December 31, 2020, KULR issued an aggregate of 56,778 shares of our common stock upon voluntary conversions of 5.11 shares of our Series C Preferred Stock.

Effective as of December 31, 2020, KULR issued an aggregate of 177,885 shares of our common stock and warrants to purchase an aggregate of 177,885 shares of our common stock at an exercise price of $1.25 per share, upon a deemed automatic conversion of 18.90 shares of our Series C Preferred Stock, after which there remained no further Series C Preferred Stock outstanding.  Although the conversion shares were issued subsequent to the deemed automatic conversion, in connection with a registered direct offering that closed on December 31, 2020, the conversions were made effective as of December 31, 2020 pursuant to an automatic conversion feature of the Series C Preferred Stock under which the stated value of each share was converted into the same securities issued in the registered direct offering at an effective conversion price of 85% of the aggregate purchase price of such securities.

Conversion of Series B Preferred Stock

During the year ended December 31, 2020, KULR issued an aggregate of 25,758 shares of our common stock upon conversion of 515 shares of our Series B Preferred Stock.

Subsequent to the year ended December 31, 2020, KULR issued an aggregate of 698,600 shares of our common stock upon conversion of 13,972 shares of our Series B Preferred Stock, after which there remained no further Series B Preferred Stock outstanding.

Consolidated Results of Operations

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

Revenue

Our revenues consisted of the following types:

	For the Years Ended
	December 31,
	2020	2019
Product sales	$404,467	$735,431
Contract services	219,498	94,967
Total revenue	$623,965	$830,398

For the years ended December 31, 2020 and 2019, we generated $623,965 and $830,398 of revenues from 25 and 27 customers, respectively, representing a decrease of $206,433, or 25%. Revenue from product sales during the year ended December 31, 2020 decreased by 45% compared to the year ended December 31, 2019, primarily due to a large DOD contract of about $355,000 received during the year ended December 31, 2019. The customer has pushed its next shipment of product to 2021. Product sales during these periods included sales of our component products, CFV thermal management solutions, ISC battery cells and devices, patented technology, and thermal FTI materials. Revenue from services increased by 131% for the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to increased project requirements from some of our new and existing customers. Our service revenues, which include certain research and development contracts and onsite engineering services, were not hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

We are still in the early stages of business growth and development of customer relationships which typically begin on a project-by-project basis, leading to limited volume trials and eventually, product sales. As a result, in the absence of a large installed customer base, our sales can be lumpy and vary from one period to another.

Cost of Revenue and Gross Margin

Cost of revenues consisted of the cost of our products as well as labor expenses directly related to product sales or research contract services.

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

For the years ended December 31, 2020 and 2019, cost of revenues was $169,016 and $226,505, respectively, representing a decrease of $57,489, or 25%. The decrease was primarily due to reduced costs as a result of reduced revenues. The gross margin percentage was 73% for both of the years ended December 31, 2020 and 2019.

Research and Development

Research and development (“R&D”) included expenses incurred in connection with the R&D of our CFV thermal management solution and non-cash stock-based compensation expenses. R&D expenses are expensed as they are incurred.

For the years ended December 31, 2020 and 2019, R&D expenses were $289,772 and $502,225, respectively, representing a decrease of $212,453 or 42%. The decrease is attributable to reductions in salaries and other salary related costs, such as payroll taxes and other benefits, implemented during the end of the first quarter of 2020 due to COVID-19, as well as a reduction in head count between the comparable periods.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, marketing, travel, rent and office expenses.

For the years ended December 31, 2020 and 2019, selling, general and administrative expenses were $2,505,609 and $2,080,941, respectively, an increase of $424,668, or 20%. The increase is primarily due to increases of approximately $529,000 for marketing and advertising expense and $262,000 for stock-based compensation related to consultants and employees, partially offset by decreases of approximately $116,000 of travel, meals, and entertainment expense due to COVID-19 restrictions, $99,000 of rent expense due to the termination of an operating lease during the end of the fourth quarter of 2019, $30,000 of professional fees, $98,000 of payroll and benefits due to salary reductions implemented during the end of the first quarter of 2020 as a result of COVID-19, and $17,000 of conference and seminar expenses due to the travel restrictions and stay-at-home orders as a result of COVID-19.

Other (Expenses) Income

For the years ended December 31, 2020 and 2019, other expenses were $509,664 and $480, respectively, representing an increase of $509,184. The increase is primarily attributable to the amortization of debt discount recorded in connection with notes payable issued in 2020.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, we had cash balances of $8,880,140 and $108,857, respectively, and working capital (deficit) of $6,202,985 and $(824,481), respectively.

For the years ended December 31, 2020 and 2019, cash used in operating activities was $2,730,253 and $1,188,339, respectively. Our cash used in operations for the year ended December 31, 2020 was primarily attributable to our net loss of $2,850,096, adjusted for non-cash expenses in the aggregate amount of $864,929, as well as $754,086 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2019 was primarily attributable to our net loss of $1,979,753, adjusted for non-cash expenses in the aggregate amount of $237,990, as well as $553,424 of net cash provided by changes in the levels of operating assets and liabilities.

For the years ended December 31, 2020 and 2019, cash used in investing activities was $46,087 and $0, respectively. Cash used in investing activities during the year ended December 31, 2020 was related to the purchases of equipment.

For the years ended December 31, 2020 and 2019, cash provided by financing activities was $11,547,623 and $1,067,300, respectively. Cash provided by financing activities during the year ended December 31, 2020 was due to the net proceeds from notes payable of $3,710,000, proceeds from the Paycheck Protection Program loan of $155,226, proceeds from the sale of our common stock pursuant to the SEDA agreement of $1,501,696, and proceeds from the sale of common stock and warrants received in a public offering of $8,000,001. These amounts were partially offset by $340,000 for the payment of debt issuance costs, $759,000 for the repayments on notes and $720,300 of cash paid in offering costs related to sale of our equity securities. Cash provided by financing activities during the year ended December 31, 2019 was due to the gross proceeds of common stock offering of $898,300 and proceeds from the issuance of our Series C Convertible Preferred Stock of $184,000, partially offset by cash offering costs paid of $15,000.

Subsequent to December 31, 2020, we made cash payments totaling $1,050,000 to pay down a portion of the outstanding principal due under our notes payable.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant revenues and/or raise additional capital to fund our operations. Although our management believes our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued, there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all, on a go-forward basis. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.

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

Critical Accounting Policies

See Note 2 – Summary of Significant Accounting Policies of our consolidated financial statements included within this Annual Report for our critical accounting policies.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our consolidated financial statements included within this Annual Report for a summary of recently issued and adopted accounting pronouncements.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2020, we did not design or maintain effective controls to ensure that there is an independent review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments) as our policy of providing timely support to ensure completeness and accuracy of the payment was not followed.

We are in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining preventative controls around the electronic payment process to ensure proper segregation of duties. In addition, subsequent to December 31, 2020, we hired a Chief Operating Officer (“COO”) that will assist in providing additional segregation of duties and independent reviews of the internal controls over financial reporting. The COO will provide the leadership and organizational experience necessary to ensure we have proper operational controls and procedures in place to effectively manufacture and automate on a mass scale with sound operating efficiency. We will continue to assess the design and effectiveness of our remediation efforts in connection with our future assessments of internal control over financial reporting.

Notwithstanding the material weakness in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in the Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting were not effective as of December 31, 2020 as a result of the material weakness described above.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors and their ages are as follows:

Name	Age	Office
Michael Mo	50	Chief Executive Officer and Chairman
Dr. Timothy Knowles	74	Director, Chief Technical Officer and Secretary
Simon Westbrook	72	Chief Financial Officer
Keith Cochran	55	President and Chief Operating Officer
Michael Carpenter	57	Vice President of Engineering

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

Timothy R. Knowles was appointed CTO and Director of the Company, has over 30 Years of Thermal Management R&D and product development experience for the most challenging space and industrial applications. He conducted research and built building products for various space and industrial customers such as NASA, Boeing, Raytheon, Jet Propulsion Lab, and others. Since 1983, Dr. Knowles has been working as President at ESLI. In addition, in 2013, Dr. Knowles co-founded KULR and has been serving as its CTO since then. From 1977 to 1983, he was a postdoctoral research physicist at Hamburg University. Mr. Knowles received Ph.D. in Physics from University of California San Diego in 1977 and B.S. in Physics from University of Southern California in 1969.

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

Keith Cochran was appointed President and Chief Operating Officer effective March 1, 2021. Mr. Cochran spent twenty-four years in various management roles at Jabil Greenpoint (NYSE: JBL) and most recently as Senior Vice President of its Global Business Unit in Singapore, where he led a smartphone technology division responsible for $3.7 billion in revenues. Mr. Cochran is based in the United States and has vast international experience working with partners in Singapore, India, Brazil, Mexico, China, France, Hungary and other countries. Mr. Cochran has a Bachelor of Science in Business Operations from Devry Institute of Technology.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2020, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements of Section 16(a).

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act. The Company does not believe a Code of Ethics is necessary at this time.

Nomination Process

As of December 31, 2020, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2020 and 2019 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2020 and whose total compensation for the 2019 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2020 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Total Earned
Michael Mo	2020	$137,931	$-	$137,931	(1)
Chief Executive Officer	2019	$161,785	$-	$161,785	(2)
Timothy Knowles	2020	$56,893	$-	$56,893	(3)
Chief Technology Officer	2019	$141,353	$-	$141,353	(4)
Michael Carpenter	2020	$92,178	$-	$92,178
VP of Engineering	2019	$124,459	$-	$124,459

(1)	Cash compensation paid during 2020 was $356,895, of which $137,931 and $218,964 was earned in 2020 and prior years, respectively, and none remains unpaid as of December 31, 2020.
(2)	Of the aggregate $161,785 earned during 2019, cash compensation paid during 2019 and 2020 was $28,154 and $135,425, respectively, and none remains unpaid as of December 31, 2020.
(3)	Of the aggregate $56,893 earned during 2020, cash compensation paid during 2020 was $56,893. As of December 31, 2020, $108,910 remains unpaid, which includes unpaid compensation that was earned in 2019 and prior years
(4)	Of the aggregate $141,353 earned during 2019, cash compensation paid during 2019 was $70,680 and $70,673 remains unpaid as of December 31, 2020.

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

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We have not entered into employment agreements with our officers and directors and our Board of Directors has the sole discretion to pay salaries and incentive bonuses, including merit-based cash and equity bonuses.

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

	Amount of
Name of Beneficial Owner	Beneficial Ownership	Percentage Ownership (1)
Michael Mo (2) - CEO and Chairman	21,400,000	23.63%
Dr. Timothy Knowles (3) - CTO and Director	15,600,000	17.22%
Simon Westbrook - CFO	-	-
Keith Cochran (4) – President and COO	80,000	*
Michael Carpenter - VP of Engineering	500,000	*
All directors and executive officers as a group (5 persons)	37,580,000	41.49%

*	Less than 1%
(1)	The percent of class is based on 90,567,200 shares of common stock issued and outstanding as of March 18, 2021 but does not include 2,060,000 shares that are not vested and cannot be voted.
(2)	Consists of: 20,000,000 shares held directly by Mr. Mo and 1,400,000 shares held jointly by Mr. Mo and his spouse, Linda Mo, and excludes shares held by Mr. Mo’s son Alexander Mo and shares held by Mr. Mo’s son Brandon Mo, over which shares Mr. Mo disclaims beneficial ownership, as Mr. Mo has no control over the dispositive or voting power over the shares and his sons no longer live in the same household as Mr. Mo.
(3)	Consists of 15,600,000 shares held directly by Mr. Knowles and excludes 1,500,000 shares held by Mr. Knowles daughter, Sonja Irene Knowles, over which shares Mr. Knowles disclaims beneficial ownership, as Mr. Knowles has no control over the dispositive or voting power over the shares and his daughter no longer lives in the same household as Mr. Knowles.
(4)	Does not include 2,000,000 restricted stock grants that vest in four equal annual installments beginning on March 1, 2022.

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

On December 28, 2018, the Company’s Board of Directors authorized the issuance of one million (1,000,000) shares of its Series A Preferred Stock to its Chief Executive Officer, Michael Mo, in the future as a measure to protect the Company from an uninvited takeover. The rights, limitations and preferences of the Series A Preferred Stock, including the rights of its holders to cast one hundred (100) votes for each share of Series A Preferred Stock, are set forth in the Certificate of Designation of Series A Voting Preferred Stock, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC as of June 12, 2017 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended December 31, 2020 and 2019:

	For the Fiscal Year Ended
	December 31,
	2020	2019
Audit Fees	$156,936	$173,501
Tax Fees	6,825	22,850
Total	$163,761	$196,351

Audit Fees

Audit fees consist of fees billed for services rendered by our independent auditors during the years ended December 31, 2020 and 2019 for the audit and review of our financial statements.

Tax Fees

Tax fees consist of fees billed for services rendered by our tax preparers during the years ended December 31, 2020 and 2019 in connection with the preparation and filing of our income tax returns.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
No.	Description
2.1	Share Exchange Agreement, dated June 8, 2017 (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

3.3	Certificate of Incorporation of KULR Technology Corporation (3)

3.4	Amended and Restated Certificate of Incorporation of KULR Technology Corporation (3)

3.5	By-laws of KULR Technology Corporation (3)

3.6	Certificate of Designation of Series A Voting Preferred Stock, filed on June 6, 2017 (1)

3.7	Certificate of Amendment to the Certificate of Incorporation, effective August 30, 2018 (8)

3.8	Certificate of Designation of Series B Convertible Preferred Stock, filed on December 6, 2018 (9)

3.9	Certificate of Amendment to the Certificate of Incorporation, effective December 31, 2018 (10)

3.10	Certificate of Designation of Series C Convertible Preferred Stock, filed on August 19, 2019 (11)

4.1	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1	License and Development Agreement, dated April 15, 2013 (3)

10.2	Consulting Agreement, dated April 15, 2013 (3)

10.3	Letter of Intent by and between the Company and E3 Enterprise, dated April 20, 2016 (4)

10.4	Letter of Intent by and between the Company and KULR Technology Corporation (5)

10.5	Patent Assignment Agreement, dated November 10, 2016 (3)

10.6	Promissory Note issued by KULR Technology Corporation, dated March 31, 2017 (6)

10.7	Promissory Note issued by KULR Technology Corporation, dated June 8, 2017 (1)

10.8	Consulting Agreement, dated March 15, 2018 (7)

10.9	2018 KULR Technology Group Equity Incentive Plan (12)

10.10	Securities Purchase Agreement dated April 2, 2019 (13)

10.11	Subscription Agreement, as supplemented, for Common Stock Offering (14)

10.12	Rescission and Termination Agreement dated July 5, 2019 (15)

10.13	Form of Subscription Agreement (16)

10.14	Form of Warrant (16)

10.15	Standby Equity Distribution Agreement dated February 27, 2020 (17)

10.16	Note Purchase Agreement dated February 27, 2020 (17)

10.17	Promissory Note dated February 27, 2020 (17)

10.18	Note Purchase Agreement dated July 20, 2020 (18)

10.19	Promissory Note dated July 20, 2020 (18)

10.20	Form of Securities Purchase Agreement (19)

10.21	Form of Warrant (19)
10.22	Co-Placement Agency Agreement (19)

21.1	List of Subsidiaries (3)

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herewith.

(1)	Previously filed as an exhibit to Form 8-K on June 12, 2017 and incorporated herein by this reference.

(2)	Previously filed as an exhibit on Form 10-12G on January 7, 2016 (File No.: 000-55564) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to Form 8-K on June 19, 2017 and incorporated herein by this reference.

(4)	Previously filed on Form S-1 on June 28, 2016 (File No.: 333-212272) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to Form 8-K on November 3, 2016 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to Form 8-K on April 5, 2017 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to Form 8-K on March 15, 2018 and incorporated herein by this reference.

(8)	Previously filed as an exhibit to Form 8-K on August 30, 2018 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to Form 8-K on December 6, 2018 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to Form 8-K on January 7, 2019 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to Form S-8 on October 9, 2018 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to Form 8-K on April 3, 2019 and incorporated herein by this reference.

(14)	Previously filed as an exhibit to Form 10-Q on May 14, 2019 and incorporated herein by this reference.

(15)	Previously filed as an exhibit to Form 8-K on July 5, 2019 and incorporated herein by this reference.

(16)	Previously filed as an exhibit to Form 8-K on December 5, 2019 and incorporated herein by this reference.

(17) (18) (19)

Previously filed as an exhibit to Form 8-K on March 4, 2020 and incorporated herein by this reference.

Previously filed as an exhibit to Form 8-K on July 21, 2020 and incorporated herein by this reference.

Previously filed as an exhibit to Form 8-K on December 31, 2020 and incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2021	KULR Technology Group, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	March 19, 2021
Michael Mo

By:	/s/ Timothy Knowles	Chief Technical Officer and Director	March 19, 2021
Timothy Knowles

By:	/s/ Simon Westbrook	Chief Financial Officer	March 19, 2021
Simon Westbrook

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

KULR Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2018.

Los Angeles, CA

March 19, 2021

 KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current Assets:
Cash	$8,880,140	$108,857
Accounts receivable	55,492	30,101
Inventory	55,452	27,091
Prepaid expenses and other current assets	159,196	43,201
Total Current Assets	9,150,280	209,250
Property and equipment, net	57,857	27,516
Total Assets	$9,208,137	$236,766

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
Accounts payable	$66,537	$344,660
Accounts payable - related party	2,628	4,253
Accrued expenses and other current liabilities	395,012	659,399
Accrued expenses and other current liabilities - related party	—	10,419
Accrued issuable equity	128,380	—
Notes payable, net of debt discount of $128,198 and $0 at December 31, 2020 and 2019, respectively	2,321,802	—
Loans payable, current portion	12,936	—
Deferred revenue	20,000	15,000
Total Current Liabilities	2,947,295	1,033,731
Loans payable, non-current portion	142,290	—
Total Liabilities	3,089,585	1,033,731

Commitments and contingencies (Note 13)
Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at December 31, 2020 and 2019	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; 13,972 and 14,487 shares issued and outstanding and liquidation preference of $13,972 and $14,487 at December 31, 2020 and 2019, respectively	1	1
Series C Preferred Stock, 400 shares designated; 0.00 and 24.01 shares issued and outstanding and liquidation preference of $0 and $240,100 at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized;
89,908,600 and 81,071,831 shares issued and outstanding at December 31, 2020 and 2019, respectively	8,991	8,107
Additional paid-in capital	17,355,968	7,591,239
Accumulated deficit	(11,246,408)	(8,396,312)
Total Stockholders' Equity (Deficiency)	6,118,552	(796,965)
Total Liabilities and Stockholders' Equity (Deficiency)	$9,208,137	$236,766

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

Revenue	$623,965	$830,398

Cost of revenue	169,016	226,505

Gross Profit	454,949	603,893

Operating Expenses:
Research and development	289,772	502,225
Selling, general, and administrative	2,505,609	2,080,941

Total Operating Expenses	2,795,381	2,583,166

Loss From Operations	(2,340,432)	(1,979,273)

Other (Expenses) Income
Interest expense, net	(5,268)	(1,580)
Other income	—	1,100
Amortization of debt discount	(501,802)	—
Change in fair value of accrued issuable equity	(2,594)	—

Total Other Expenses	(509,664)	(480)
Net Loss	(2,850,096)	(1,979,753)
Deemed dividend to Series C Preferred Stockholders	(1,691)	—
Net Loss Attributable to Common Stockholders	$(2,851,787)	$(1,979,753)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	82,032,420	80,123,111

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

									Total
	Series B Convertible		Series C Convertible				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance - January 1, 2019	30,858	$3	—	$—	78,706,256	$7,871	$6,283,548	$(6,416,559)	$(125,137)

Stock-based compensation	—	—	—	—	185,966	19	220,606	—	220,625

Common stock issued for cash	—	—	—	—	1,361,059	135	898,165	—	898,300

Common stock issued upon conversion of Series B Convertible Preferred Stock	(16,371)	(2)	—	—	818,550	82	(80)	—	—

Series C Convertible Preferred Stock and warrants issued for cash, net of issuance costs [1]	—	—	24.01	—	—	—	154,000	—	154,000

Forgiveness of accrued expenses by related party	—	—	—	—	—	—	35,000	—	35,000

Net loss	—	—	—	—	—	—	—	(1,979,753)	(1,979,753)

Balance - December 31, 2019	14,487	$1	24.01	$—	81,071,831	$8,107	$7,591,239	$(8,396,312)	$(796,965)

Common stock and warrants issued for cash, net of issuance costs [2]	—	—	—	—	6,400,001	640	7,269,209	—	7,269,849

Common stock issued for the commitment fee pursuant to the SEDA agreement	—	—	—	—	95,847	10	63,249	—	63,259

Common stock issued pursuant to the SEDA agreement:
For cash, net of issuance costs [3]	—	—	—	—	1,128,908	113	1,423,324	—	1,423,437
In satisfaction of notes payable	—	—	—	—	712,640	71	790,929	—	791,000

Common stock issued upon conversion of Series B Convertible Preferred Stock	(515)	—	—	—	25,758	3	(3)	—	—

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	(24.01)	—	234,662	24	(24)	—	—

Stock-based compensation:
Common stock	—	—	—	—	238,953	23	178,619	—	178,642
Options	—	—	—	—	—	—	39,426	—	39,426

Net loss	—	—	—	—	—	—	—	(2,850,096)	(2,850,096)

Balance - December 31, 2020	13,972	$1	—	$—	89,908,600	$8,991	$17,355,968	$(11,246,408)	$6,118,552

[1] Includes gross proceeds of $216,000, less cash issuance costs of $62,000.

[2] Includes gross proceeds of $8,000,001, less issuance costs of $730,152 ($705,300 of cash and $24,852 of non-cash).

[3] Amount represents gross proceeds of $1,501,696 less $78,259 issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,850,096)	$(1,979,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	501,802	-
Depreciation expense	15,746	17,275
Bad debt expense	933	-
Write-down of inventory	-	90
Change in fair value of accrued issuable equity	2,594	-
Stock-based compensation	343,854	220,625
Changes in operating assets and liabilities:
Accounts receivable	(26,324)	82,123
Inventory	(28,361)	(17,587)
Prepaid expenses and other current assets	(115,995)	11,401
Accounts payable	(296,072)	230,918
Accounts payable - related party	(1,625)	-
Accrued expenses and other current liabilities	(271,290)	270,069
Accrued expenses and other current liabilities - related party	(10,419)	(38,500)
Deferred revenue	5,000	15,000

Total Adjustments	119,843	791,414

Net Cash Used In Operating Activities	(2,730,253)	(1,188,339)

Cash Flows From Investing Activities:
Purchase of property and equipment	(46,087)	-

Net Cash Used In Investing Activities	(46,087)	-

Cash Flows from Financing Activities:
Proceeds from notes payable	3,710,000	-
Repayments of notes payable	(759,000)	-
Payment of debt issuance costs	(340,000)	-
Proceeds from Paycheck Protection Program loan	155,226	-
Proceeds from sale of Series C Convertible Preferred Stock and warrants [1]	-	184,000
Payment of offering costs in connection with sale of Series C Convertible
Preferred Stock and warrants	-	(15,000)
Proceeds from sale of common stock issued pursuant to the SEDA agreement [2]	1,501,696	-
Payment of offering costs in connection with the SEDA agreement	(15,000)	-
Proceeds from sale of common stock and warrants	8,000,001	898,300
Payment of offering costs in connection with sale of common stock and warrants	(705,300)	-

Net Cash Provided By Financing Activities	11,547,623	1,067,300

Net Increase (Decrease) In Cash	8,771,283	(121,039)

Cash - Beginning of Period	108,857	229,896

Cash - End of Period	$8,880,140	$108,857

[1]	Includes gross proceeds of $216,000 less withheld cash issuance costs of $32,000.
[2]	Includes gross proceeds of $2,292,695 less $791,000 withheld by the investor to pay down a portion of the notes payable held by the same investor.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years Ended
	December 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
Interest	$3,890	$789
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for repayment of note payable	$791,000	$-
Common stock issued upon conversion of Series B Convertible Preferred Stock	$3	$82
Common stock issued upon conversion of Series C Convertible Preferred Stock	$24	$-
Forgiveness of accrued expenses by related party	$-	$35,000
Original issuance discount on notes payable	$290,000	$-
Value of common stock issued as a commitment fee for the SEDA agreement	$63,259	$-
Disposal of fully depreciated property and equipment	$1,829	$-

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1          BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTANTIES

Organization and Operations

KULR Technology Group, Inc. was incorporated on December 11, 2015 under the laws of the State of Delaware as KT High-Tech Marketing, Inc. Effective August 30, 2018, KT High-Tech Marketing, Inc. changed its name to KULR Technology Group, Inc.

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both, high performance aerospace and Department of Defense (“DOD”) applications, such as satellite communications, directed energy system and hypersonic vehicle, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electrical vehicle, 5G communication, cloud computer infrastructure, consumer and industrial devices.

Risks and Uncertainties

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. Our business is dependent on developing new markets and new products to be used on a global basis, thus restrictions on travel led to reduced demand for our products and interruptions to supply chains. Also, the local regulations such as “Shelter in Place” affected our ability to maintain regular R&D and manufacturing schedules as well as the capability to meet customer demands in a timely manner. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of the Company include the accounts of KULR Technology Group, Inc. and its wholly-owned subsidiary, KULR Technology Corporation. All significant intercompany transactions have been eliminated in the consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity

The Company has previously disclosed that there was substantial doubt about its ability to continue as a going concern as a result of its past working capital balances, operating losses, and cash used in operations. During the year ended December 31, 2020, the Company raised aggregate gross proceeds of approximately $8.0 million, $1.5 million, and $3.9 million in connection with the sale of common stock and warrants in a public offering, the sale of common stock issued pursuant to a Standby Equity Distribution Agreement, and the issuances of notes payable, respectively. As of December 31, 2020, the Company had cash and working capital of approximately $8.9 million and $6.2 million, respectively. As a result of these capital raising efforts, the Company has alleviated the previously reported substantial doubt about its ability to continue as a going concern. For the year ended December 31, 2020, the Company incurred a net loss of approximately $2.9 million and used cash in operations of approximately $2.7 million. While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the foreseeable future, the Company believes that its current working capital is sufficient in comparison to its anticipated cash usage for a period of at least the next twelve months subsequent to the filing date of these financial statements.

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

See Note 2 – Summary of Significant Accounting Policies, Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable, revenue and accounts payable.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an uninsured balance of $8,513,010 as of December 31, 2020 and no uninsured cash balances as of December 31, 2019.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue		Accounts Receivable
	For the Years Ended
	December 31,		As of December 31,
	2020	2019	2020	2019

Customer A	*	*	70%	*
Customer B	*	*	19%	20%
Customer C	*	*	*	19%
Customer D	*	*	10%	33%
Customer E	*	*	*	17%
Customer F	*	43%	*	*
Customer G	18%	14%	*	*
Customer H	32%	*	*	*
Customer I	*	12%	*	*
Total	50%	69%	99%	89%

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

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2020 and 2019, no allowances for uncollectable amounts were determined to be necessary. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Inventory

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of December 31, 2020, and 2019, the Company’s inventory was comprised solely of finished goods.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accrued expenses and other current liabilities, notes payable and loans payable approximate fair values due to the short-term nature of these instruments.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. The Company’s Preferred shares are classified as stockholders’ equity because they are not subject to mandatory redemption, which would result in liability classified instruments measured at fair value and are not conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) which would result in temporary equity classified instruments.

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

Accrued Issuable Equity

The Company records accrued issuable equity when it is contractually obligated to issue shares and there has been a delay in the issuance of such shares. Accrued issuable equity is recorded and carried at fair value with changes in its fair value recognized in the Company’s consolidated statements of operations. Once the underlying shares of common stock are issued, the accrued issuable equity is reclassified as of the share issuance date at the then current fair market value of the common stock.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Years Ended
	December 31,
	2020	2019
Product sales	$404,467	$735,431
Contract services	219,498	94,967
Total revenue	$623,965	$830,398

As of December 31, 2020 and 2019, the Company had $ 20,000 and $15,000 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. During the years ended December 31, 2020, and 2019, the Company recognized $15,000 and $0, respectively, of revenues that were included in deferred revenue in previous periods.

As of December 31, 2020 and 2019, the Company recorded $31,212 and $0, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. Deferred labor costs represented costs to fulfill the Company's contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company as well as fees received by customers for products shipped to customers are included in selling, general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, shipping and handling costs amounted to $18,887 and $3,172, respectively.

Research and Development

Research and development include expenses incurred in connection with the R&D of our CFV thermal management solution and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2020 and 2019 were $123,846 and $49,300, respectively, and are included in selling, general and administrative in the consolidated statements of operations.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award since the fair value of the award is more readily determinable than the value of the services. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares.

During the year ended December 31, 2019 and the period from January 1, 2020 through June 17, 2020, it was determined that the Company’s common stock had a fair value of $0.66 per share, which was based on a number of factors, such as the examination of the sales of common stock for cash and the convertible preferred stock for cash etc. All of the shares of common stock sold during the year ended December 31, 2019 were sold at $0.66 per share, therefore the value of the equity instruments issued during the stated periods were determined using a common stock fair value of $0.66 per share.

For the period from June 18, 2020 through December 31, 2020, the Company estimated the fair value of the awards granted in this period to be based on the market value of its freely tradable common stock as reported on the OTCQB market. The Company determined the freely tradable common stock price became a reliable and accurate representation of its fair market value during this period as a result of increased share volume and dollar trading volume.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2020	2019
Series B Convertible Preferred Stock	698,600	724,350
Series C Convertible Preferred Stock	—	240,100
Options	370,000	385,000
Warrants	6,787,911	210,025
Total	7,856,511	1,559,475

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

In October 2020, the FASB issued ASU 2020-10 "Codification Improvements", which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for periods for which financial 3 statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The Company adopted ASU 2018-18 effective January 1, 2020 and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 3          PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2020 and 2019, prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
Filing	$9,944	$9,858
Marketing	56,853	—
Deferred labor costs	31,212	—
Professional	10,603	4,134
Insurance	10,429	8,026
Security deposit	8,729	16,977
Other	31,426	4,206
Total prepaid expenses and other current assets	$159,196	$43,201

NOTE 4          PROPERTY AND EQUIPMENT

As of December 31, 2020 and 2019, property and equipment consisted of the following:

	December 31,
	2020	2019	Estimated Useful Life
Computer equipment	$11,525	$13,355	3 years
Leasehold improvement	8,834	8,834	15 years or the remaining life of the lease
Software	5,656	5,656	3 years
Machinery & equipment	72,392	26,304	5 - 7 years
Research and development equipment	12,810	12,810	3 years
Furniture and fixtures	3,307	3,307	5 years
	114,524	70,266
Less: accumulated deprecation	(56,667)	(42,750)
Property and equipment; net	$57,857	$27,516

Depreciation expense amounted to $15,746 and $17,275 for the years ended December 31, 2020 and 2019, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

During the year ended December 31, 2020, the Company disposed of $1,829 of fully depreciated property and equipment.

NOTE 5          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2020 and 2019, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Payroll and vacation	$279,054	$525,917
Legal and professional fees	81,902	60,000
Other	34,056	73,482
Total accrued expenses and other current liabilities	$395,012	$659,399

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 6          ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the year ended December 31, 2020, is presented below:

Balance, January 1, 2020	$—
Additions	205,297
Reclassifications to equity	(79,511)
Mark-to market	2,594
Balance, December 31, 2020	$128,380

Accrued Issuable Equity for Services

During the year ended December 31, 2020, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $205,297.

During the year ended December 31, 2020, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 100,000 of its shares with an aggregate fair value of $79,511, remeasured as of the date of settlement.

During the year ended December 31, 2020, the Company recorded an aggregate of $2,594 of losses related to the change in fair value of accrued issuable equity (see Note 12 – Stockholders’ Deficiency, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of December 31, 2020 was $128,380.

NOTE 7          RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

Accounts payable – related party consists of a liability of $2,628 and $4,253 as of December 31, 2020 and December 31, 2019, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions in prior periods.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities – related party consisted of a liability of $0 and $10,419 as of December 31, 2020 and 2019, respectively, to ESLI.

On September 30, 2019, ESLI agreed to forgive $35,000 of previously accrued consulting fees. As a result, the Company accounted for the forgiveness as a capital contribution by reducing accrued expenses and other current liabilities by $35,000 with a corresponding credit to additional paid-in capital.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 8          LINE OF CREDIT

On February 18, 2020, the Company entered into a financing agreement (the “Line of Credit”) wherein it may borrow up to $10,000. The repayment terms (interest rate, repayment amount and number of consecutive weekly periodic installments) are determined at the time the Company borrows proceeds under the Line of Credit.

On February 19, 2020, the Company borrowed and received gross proceeds of $10,000 under the Line of Credit for its working capital needs, which was being repaid weekly over the 26-week period following the date of receipt at a weekly interest rate of 1.7%. The line of credit, including interest thereon, was repaid in July 2020. During the year ended December 31, 2020, the Company recorded interest expense of $2,292 related to the Line of Credit.

NOTE 9          NOTES PAYABLE

A summary of the notes payable activity during the year ended December 31, 2020, is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2020	$—	$—	$—
Issuances	4,000,000	(630,000)	3,370,000
Repayments in cash	(759,000)	—	(759,000)
Repayments from proceeds of SEDA	(791,000)	—	(791,000)
Amortization of debt discount	—	501,802	501,802
Outstanding, December 31, 2020	$2,450,000	$(128,198)	$2,321,802

During the year ended December 31, 2020, the Company entered into note purchase agreements with the YAII PN, Ltd., a Cayman Island exempt limited partnership (the “Investor”), pursuant to which the Investor purchased full recourse promissory notes (the “Notes”) in the original aggregate principal amount of $4,000,000 (“Principal Amount”) for cash proceeds of $3,710,000. The Notes included an original issue discount of $290,000, which represents the difference between the principal and proceeds received. The original issue discount, along with the $340,000 advisory fees were recorded as a debt discount which are being amortized over the term of the respective Notes using the effective interest rate method.

The Notes bears no coupon interest (original issue discount only) and will become immediately due and payable on May 31, 2021 or June 30, 2021, depending on the Note, or upon acceleration, redemption or otherwise upon the occurrence of an event of default, as set forth in the Notes and which includes the early termination of a standby equity distribution agreement with the Investor (see Note 12 – Stockholders’ (Deficiency) Equity, Standby Equity Distribution Agreement). The Company is required to repay the Principal Amount in monthly installments as set forth in the agreements. The Company may, at its discretion, prepay any installment amount or the principal amount, subject to a payment premium equal to the 10% of the amount being prepaid. Further, pursuant to the terms of the Notes, the Company may decrease any installment payment, up to three times per Note, by up to 50%, of which the decreased amount is added to the final installment due on the maturity date.

The Company elected to decrease the monthly installment payments due during May and August 2020 by an aggregate of $225,000. The decrease of $225,000 will be added to the final monthly installment due on the respective maturity date.

NOTE 10          LOAN PAYABLE

On April 27, 2020, the Company received $155,226 of cash proceeds pursuant to an unsecured loan (the “PPP” Loan) provided in connection with the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (“CARES Act”).

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that KULR will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred to the earlier of (i) when the Small Business Administration remits the forgiven amount to the lender or notifies the lender that no forgiveness is allowed or (ii) October 31, 2021. While the Company’s PPP Loan currently has a two-year maturity, the amended law will permit the Company to request a five-year maturity, subject to the approval of the counterparty. As of December 31, 2020, the Company’s accrued interest related to the PPP Loan was $923.

NOTE 11          INCOME TAXES

The income tax provision for the years ended December 31, 2020 and 2019 consists of the following:

	For The Years Ended
	December 31,
	2020	2019
Federal:
Current	$—	$—
Deferred	(474,692)	(418,667)

State and local:
Current	—	—
Deferred	(164,651)	(75,967)
	(639,343)	(494,634)
Change in valuation allowance	639,343	494,634
Income tax provision	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2020	2019

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.0)%	(6.0)%
Permanent differences	0.5%	1.6%
Other and prior year true-ups	4.1%	0.4%
Change in valuation allowance	22.4%	25.0%
Effective income tax rate	0.0%	(0.0)%

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$2,799,135	$1,975,739
Research and development credit carryforwards	51,199	152,785
Stock-based compensation	11,062	11,062
Accruals	68,082	150,548
Gross deferred tax assets	2,929,478	2,290,134
Valuation allowance	(2,929,478)	(2,290,134)

Deferred tax asset, net of valuation allowance	$—	$—

Changes in valuation allowance	$639,344	$494,634

At December 31, 2020 and 2019, the Company had federal net operating loss carry forwards of approximately $10.4 million and $7.3 million, respectively. At December 31, 2020, approximately $3.9 million of federal net operating losses will expire from 2033 to 2037, and approximately $6.5 million will have no expiration. At December 31, 2020 and 2019, the Company had state net operating loss carry forwards of approximately $10.2 million and $7.1 million, respectively, which will begin to expire in 2024.

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

The Company files federal and state (California) tax returns which are subject to audit for the years ending on or after December 31, 2016. No tax audits were commenced or were in process during the years ended December 31, 2020 and 2019.

NOTE 12          STOCKHOLDERS' EQUITY (DEFICIENCY)

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

On November 16, 2020, the Company’s board of directors (the “Board”) approved, by unanimous written consent, to amend (the “Amendment”) the Company’s Certificate of Incorporation effecting a reverse split of its issued and outstanding common stock at a ratio no greater than one-for-eight, with such ratio to be determined at the sole discretion of the Board (or its designee or designees) and with such reverse split to be effected at such time and date, if at all, as determined by the Board in its sole discretion (provided that it is effected within one year of the date on which the stockholders of the Corporation approve the Reverse Split). On November 16, 2020, the voting stockholders, acting by written consent, approved the Amendment and the Reverse Split. See Note 14 – Subsequent Events for additional details.

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2020, there were 13,841,047 shares available for issuance under the 2018 Plan.

Series A Preferred Stock

Each record holder of Series A Preferred Stock shall have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Series A Preferred Stock is entitled to one-hundred (100) votes per share of Series A Preferred Stock held by such holder.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

During the year ended December 31, 2020, a holder of 515 shares of Series B Convertible Preferred Stock elected to convert their shares into 25,758 shares of common stock.

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

Series C Convertible Preferred Stock is senior in liquidation preference to the Company’s common stock for an amount equal to the stated value per share of $10,000 (“Stated Value”). Holders of shares of Series C Convertible Preferred Stock shall vote on an as-if-converted-to-common-stock basis with the common stockholders. Holders of shares of Series C Convertible Preferred Stock are entitled to receive dividends when, as and if declared by the Board of Directors, at an annual rate of twelve percent (12%) beginning one year after each share’s issuance. The Company may elect to redeem all or part of each share of Series C Convertible Preferred Stock for the Stated Value.

Each share of Series C Convertible Preferred Stock, if converted within 180 days of such share’s initial issuance, is convertible into a number of shares of common stock equal to the product determined by multiplying (i) the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) $1.00 per share. Each share of Series C Convertible Preferred Stock, if converted on or after the 181st day of its initial issuance, is convertible into a number of shares of common stock equal to the product determined by multiplying (i) the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) 75% of the average of the trading prices five days prior to conversion but in no case less than $0.90 per share. In addition, all outstanding shares of Series C Convertible Preferred Stock shall be automatically converted upon the occurrence of a qualified offering of at least $5 million of gross proceeds (“Qualified Offering”) or an approved listing of common stock on a national stock exchange (“Uplisting”). In the event of a Qualified Offering, each share of Series C Convertible Preferred Stock would be converted into the securities offered in the Qualified Offering determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) 85% of the price of the securities sold in the Qualified Offering. In the event of an Uplisting, each share of Series C Convertible Preferred Stock would be converted into a number of shares of common stock equal to the product determined by dividing (i) the Stated Value of the number of shares of Series C Convertible Preferred Stock being converted and any accrued dividends thereon and (ii) if converted within 180 days of such share’s initial issuance, $1.00 per share, and if converted on or after the 181st day of its initial issuance, 75% of the average of the trading prices five days prior to conversion but in no case less than $0.90 per share.

The Series C Convertible Preferred Stock is redeemable at the Company’s option; therefore, it has been classified within stockholders’ equity (deficiency) on the consolidated balance sheet. An overall analysis of its features performed by the Company determined that the Series C Convertible Preferred Stock was more akin to equity. As a result, while the embedded conversion option (“ECO”) contained certain anti-dilution price protection mechanisms, since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and accounted for as a derivative liability under ASC 815. The Company determined that the Series C Convertible Preferred Stock did not contain a beneficial conversion feature at issuance since the conversion price exceeded the estimated fair value of the Company’s common stock as of the commitment date, however, the Company did recognize a contingent beneficial conversion feature in connection with a Qualified Offering, as described below within this footnote.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

During the year ended December 31, 2019, the Company sold to certain investors an aggregate of 24.01 shares of Series C Convertible Preferred Stock and two-year immediately vested warrants to purchase an aggregate of 60,025 shares of the Company’s common stock at an exercise price of $1.50 per share for aggregate gross proceeds of $216,000, less cash issuance costs of $32,000, for aggregate net proceeds of $184,000. The warrants, which were determined to be classified within stockholders’ equity (deficiency), had an aggregate issuance date fair value of $12,515. The Company has computed the fair value of warrants using the Black-Scholes pricing model with the following assumptions: risk free interest rate: 1.53% - 1.74%; expected term – 2 years, expected volatility - 97%, expected dividends – 0%.

During the year ended December 31, 2020, certain holders of 5.11 shares of Series C Convertible Preferred stock elected to convert their shares into an aggregate of 56,777 shares of common stock.

During the year ended December 31, 2020, a Qualified Offering occurred and 18.90 shares of Series C Convertible Preferred Stock were mandatorily converted into an aggregate of 177,885 shares of common stock of the Company and warrants for the purchase of an aggregate of 177,855 shares of common stock of the Company. The warrants are immediately exercisable and may be exercised at any time until December 31, 2025, at an exercise price of $1.25 per share. As a result of the Series C Preferred Stock having an effective conversion price that was lower than the market price on the commitment date, the Company immediately recognized a beneficial conversion feature of $1,735 as a deemed dividend, which increased the net loss attributable to common stockholders. Additionally, since the Company had an accumulated deficit, the impact was equity neutral to its additional paid-in capital.

Common Stock

During the year ended December 31, 2019, the Company sold an aggregate of 1,361,059 shares of common stock at $0.66 per share to accredited investors for aggregate gross proceeds of $898,300.

During the year ended December 31, 2019, the Company issued 140,000 shares of common stock under the 2018 Plan and 45,966 shares of restricted common stock to consultants in exchange for services, which vested immediately. The grant date value of the common stock and restricted common stock were $133,660 during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company issued an aggregate of 238,953 shares of common stock with a grant date value of $275,500 for legal and consulting services, of which (i) 166,453 shares were immediately vested, (ii) 12,500 shares vest on the six-month anniversary following the respective issuance date, and (iii) 60,000 shares vest on the two-year anniversary following the respective issuance date upon completion of the service period, subject to the Company’s claw back, based upon the satisfaction of meeting general performance parameters which as of December 31, 2020 were probable to be achieved. The grant date fair value of the common stock will be recognized as stock-based compensation expense ratably over the respective vesting periods. See Stock-Based Compensation section within this footnote for additional details.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Public Offering

On December 29, 2020, the Company entered into a securities purchase agreement (the “Public Offering Purchase Agreement”) with investors for the purchase and sale of an aggregate of 6,400,001 shares of the Company’s common stock (the “Shares”) and warrants to purchase an aggregate of up to 6,400,001 shares of common stock (“Warrants”), in a registered direct offering at a combined purchase price of $1.25 per Share and Warrant, for aggregate gross proceeds to the Company of $8,000,001. The Warrants are immediately exercisable and may be exercised at any time until December 31, 2025, at an exercise price of $1.25 per share. The Warrants were determined to be classified within stockholders’ equity (deficiency) at their fair value. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes, as well as for capital expenditures. This registered direct offering closed on December 31, 2020. Additionally, pursuant to the Public Offering Purchase Agreement, the Company shall be prohibited from effecting or entering into an agreement to effect any issuance by the Company of common stock involving a variable rate transaction (“Variable Rate Transaction”) until such time as no Purchaser holds any of the Warrants.

Pursuant to a co-placement agency agreement (the “Placement Agreement”) dated December 29, 2020 by and among the Company, Lake Street Capital Markets, LLC (“Lake Street”) and Maxim Group LLC (“Maxim”) (together with Lake Street, the “Co-Placement Agents”), the Company retained Lake Street and Maxim to act as the Company’s co-placement agents in connection with the registered direct offering. Pursuant to the Placement Agreement, the Company agreed to pay the co-placement agents a cash fee of 7.0% of the gross proceeds the Company receives under the Purchase Agreement. The Company also agreed to reimburse the co-placement agents for certain out-of-pocket accountable expenses incurred by them in connection with this offering, which amounted to $50,000. The total offering expenses incurred by the Company, other than the placement agent fees, were $170,152, which included the co-placement agents’ reimbursable expenses, legal, financial advisory fees, accounting, printing costs, listing fees, and various other expenses associated with registering and issuing the shares. As of December 31, 2020, of the offering costs described above, an aggregate of $24,852 of offering costs remained unpaid and were accrued for.

Standby Equity Distribution Agreement

On February 27, 2020, KULR Technology Group, Inc. entered into a Standby Equity Distribution Agreement (“SEDA”) with the Investor, pursuant to which the Company may, at its discretion, sell to the Investor up to $8,000,000 of shares of the Company’s common stock (the “Offering”), par value $0.0001 per share (the “Common Stock”). For each share of Common Stock purchased under the SEDA (the “Shares”), the Investor will pay the Company 80% of the lowest daily volume weighted average price of the Common Stock on the OTC Markets OTCQB or other principal market on which the Common Stock is traded for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the Shares under the SEDA.

The commitment period under the SEDA commenced on February 27, 2020 (the “Effective Date”) and expires on the earliest to occur of (i) first day of the month following the twenty-four months after the Effective Date, (ii) the date on which the Investor has purchased an aggregate amount of $8,000,000 of Shares under the SEDA, or (iii) the date the SEDA is earlier terminated. As of December 31, 2020, the Company was prohibited from issuing shares pursuant to the SEDA as a result of it being a Variable Rate Transaction pursuant to the Public Offering Purchase Agreement, described above.

Among other things, the Investor’s obligation to purchase the Shares under the SEDA is subject to certain conditions, including the Company maintaining the effectiveness of a registration statement for the securities sold under the SEDA, and is subject to the Investor’s approval for amounts over $100,000. In addition, the Company may not request advances if the Shares to be issued would result in the Investor owning more than 4.99% of the Company’s outstanding Common Stock, with any such request being automatically modified to reduce the advance amount. The Company shall not be able to request advances under the SEDA if the Registration Statement is not effective or if any issuances of Common Stock pursuant to any Advances would violate any rules.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The SEDA contains customary representations, warranties and agreements of the Company and the Investor, indemnification rights and other obligations of the parties. The Company has the right to terminate the SEDA at any time upon prior written notice, at no cost to the Company, provided that (i) there are no outstanding advances which have yet to be issued and (ii) the Company has paid all amounts owed to the Investor, including amounts borrowed under the Note. The Investor has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of Common Stock.

The Company paid cash of $15,000 and issued 95,847 shares of Common Stock to the Investor as consideration for entering into the SEDA. The shares of common stock issued to the Investor had an issuance date fair value of $63,259. The aggregate consideration of $78,259 was recorded as deferred offering costs and additional paid in capital on the consolidated balance sheet.

During the year ended December 31, 2020 the Company issued an aggregate of 1,841,548 shares of common stock, at prices between $0.72 - $1.65 per share, for aggregate proceeds of $2,214,437, in connection with notices submitted to the Investor under the SEDA, of which $791,000 of the proceeds, were applied directly against the Notes. As of December 31, 2020, the Company had approximately $5,707,305 available in connection with the SEDA, however, so long as warrants issued on December 31, 2020 in an unrelated transaction remain outstanding, the Company may not issue shares in connection with Variable Rate Transactions pursuant to the Public Offering Purchase Agreement, described above.

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

During the year ended December 31, 2019, the Company issued two-year immediately vested warrants to purchase an aggregate of 60,025 shares of the Company’s common stock at an exercise price of $1.50 per share to certain investors in connection with the Series C Convertible Preferred Stock sales. (See Note 12 – Stockholders’ Deficiency, Series C Convertible Preferred Stock).

For details regarding the issuance of warrants for the purchase of an aggregate of 177,885 and 6,400,001 shares of common stock of the Company during the year ended December 31, 2020, see Note 12 – Stockholders’ Equity (Deficiency), Series C Convertible Preferred Stock and Common Stock, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

A summary of warrants activity during the year ended December 31, 2020 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2020	210,025	$1.14
Issued	6,577,886	1.25
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2020	6,787,911	$1.25	4.9	$1,517,635

Exercisable, December 31, 2020	6,787,911	$1.25	4.9	$1,517,635

A summary of outstanding and exercisable warrants as of December 31, 2020 is presented below:

Warrants Outstanding			Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.00	150,000	0.4	150,000
$1.25	6,577,886	5.0	6,577,886
$1.50	60,025	0.7	60,025
	6,787,911	4.9	6,787,911

Stock Options

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2020	2019
Risk free interest rate	1.58%	1.69%
Expected term (years)	2.50	2.50
Expected volatility	93.00%	91.00%
Expected dividends	0.00%	0.00%

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

The weighted average grant date fair value per share of options granted during both years ended December 31, 2020 and 2019 was $0.36.

A summary of options activity during the year ended December 31, 2020 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2020	385,000	$0.66
Granted	10,000	0.66
Exercised	—	—
Expired	(8,649)	(0.66)
Forfeited	(16,351)	(0.66)
Outstanding, December 31, 2020	370,000	$0.66	3.1	$299,700

Exercisable, December 31, 2020	244,157	$0.66	3.1	$197,767

The following table presents information related to stock options as of December 31, 2020:

Options Outstanding		Options Exercisable
Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	370,000	3.1	244,157

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Stock-Based Compensation

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of $343,854 and $220,625, respectively, related to restricted common stock, warrants and stock options which are included within selling, general and administrative expenses and research and development expenses on the consolidated statements of operations. During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation related to research and development of $30,932 and $36,022, respectively. During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation related to selling, general and administrative expenses of $312,922 and $184,603, respectively. As of December 31, 2020, there was $47,021 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.50 years.

The following table presents information related to stock-based compensation for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019
Common stock (issued)	$178,642	$133,660
Stock options	39,426	45,994
Warrants	—	40,971
Accrued issuable equity (common stock)	125,786	—
Total	$343,854	$220,625

NOTE 13          COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 30, 2018, KULR Technology Group, Inc. entered into a lease addendum to extend its lease of 5,296 square feet of space located in San Diego, California with respect to its research and development activities until December 31, 2019. The base rent was $4,452 per month plus association fees of $555 per month. In connection with the lease, the Company paid the landlord a security deposit of $8,729. The lease was renewed on January 1, 2020 under a six-month lease agreement ending June 30, 2020. The base rent was increased to $4,552 per month plus association fees of $555 per month. On June 15, 2020, the Company entered into an agreement to extend the term of its original office space lease from June 30, 2020 to December 31, 2020. Monthly rental payments under the renewed lease total $5,107, which are comprised of $4,552 of base rent plus $555 of association fees. The lease was renewed subsequent to December 31, 2020 (see Note 14 – Subsequent Events). The Company evaluated this operating lease and determined that the short-term exemption available under ASC 842 applied since the lease term is less than 12 months and the lease does not include a purchase option whose exercise is reasonably certain. Since the short-term exemption applies, lease payments are recognized as expense and no right of use asset or lease liability is recorded.

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

During the years ended December 31, 2020 and 2019, operating lease expense was $63,751 and $162,520, respectively. As of December 31, 2020, the Company does not have any financing leases.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement is effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement. During the years ended December 31, 2020 and 2019, the Company recorded royalties of $1,906 and $1,290, respectively, which were included within cost of revenues.

Sales Taxes

States impose sales tax on certain sales to nonexempt customers. As of December 31, 2020, the Company collected and owes state sales tax to its home state of California in the amount of $3,330. Majority, of the Company’s sales during the year ended December 31, 2020 were not taxable as a result of the following: (i) a certain portion of the Company's sales are design and engineering services which are not subject to sales tax, (ii) certain product sales are shipped to non-US countries, states outside of California, or tax-exempt government agencies, (iii) the Company’s customers are licensed resellers of the products and accordingly are exempt from the pass through of sales taxes. The Company did not collect or owe sales taxes during the year ended December 31, 2019. If, during an inspection by a tax authority, the Company was unable to support its customers’ tax exemption status, the Company may be subject to a liability for sales taxes not collected.

Consulting Agreement

On September 30, 2020, the Company entered into a 2-year consulting agreement with a contractor to provide services as an Advisory Board Member related to government and defense acquisitions in exchange for 60,000 shares of restricted common stock. Pursuant to the consulting agreement, the shares are subject to the Company’s claw back, based upon the satisfaction of meeting general performance parameters. As of December 31, 2020, it was probable the contractor would satisfy the performance parameters and, as a result, the grant date fair value of the common stock is being recognized as stock-based compensation expense ratably over the vesting period. See Note 12 – Stockholders’ Equity (Deficiency) for additional details.

NOTE 14          SUBSEQUENT EVENTS

Repayments of the Notes Payable

Subsequent to December 31, 2020, the Company repaid principal on the Notes in the aggregate amount of $1,050,000.

Election of Directors and Appointment of Certain Officers

Subsequent to December 31, 2020, the Board of the Company appointed Joanna D. Massey, Morio Kurosaki and Stayce D. Harris as directors on the Board, to hold office until the earlier of the expiration of the term of office of the director whom they have replaced, a successor is duly elected and qualified, or the earlier of such director’s death, resignation, disqualification, or removal. Dr. Massey’s, Mr. Kurosaki’s and Ms. Harris’ appointment is contingent upon the Company’s common stock being approved for uplisting to a national exchange. Furthermore, subject to approval for uplisting to a national exchange, each director will receive quarterly cash compensation equal to $10,000 and each director will be granted 20,000 shares of common stock, which shares shall vest quarterly in 5,000 share installments with the first installment vesting immediately upon approval for uplisting to a national exchange.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Subsequent to December 31, 2020, the Company entered into a consulting agreement with Keith Cochran to act in the capacity of Executive Vice President. The consultant provided management and business development services to the Company. In consideration for services provided in January and February 2021, the Company compensated the consultant with $10,000 per month and 10,000 shares of its common stock per month. Effective March 1, 2021, the Company appointed Keith Cochran as President and Chief Operating Officer (“COO”) of the Company, to hold office until the earlier of the expiration of the term of office, a successor is duly elected and qualified, or the earlier of such officer’s death, resignation, disqualification, or removal. The COO will receive cash compensation of $250,000 per annum and received an aggregate of 2,000,000 shares of its common stock, which shares will vest in four equal annual installments beginning on March 1, 2022. Additionally, the COO is eligible for incentive based share grants totaling up to 1,500,000 shares of the Company’s common stock, which will be earned based on certain market cap achievement up to $4 billion.

Subsequent to December 31, 2020, the Company entered into an at-will employment arrangement with its Senior Director of Product Development. In connection with the hire of its Senior Director of Product Development the Company agreed to issue 50,000 shares of its common stock which shares will vest in four equal annual installments beginning on the first-year anniversary of the hire date. Additionally, the Company granted a five-year option to purchase 100,000 shares of common stock at an exercise price of $2.44 per share, pursuant to the 2018 Plan. One-fourth of the options will vest on the first-year anniversary of the grant date and the remaining options vest monthly over three years.

Operating Lease Renewal

Subsequent to December 31, 2020, the Company entered into a lease addendum to extend the term of its original lease, located in San Diego, California with respect to its research and development activities, from December 31, 2020 to June 30, 2021. Monthly rental payments under the renewed lease total $5,127, which is comprised of $4,572 of base rent plus $555 of association fees.

Series B Convertible Preferred Stock

Subsequent to December 31, 2020, the Company issued 698,600 shares of common stock upon conversion of 13,972 shares of the Company’s Series B Preferred Stock.