Form 10-Q
period 2021-03-31
KULR Technology Group, Inc.
filed 2021-05-21
CIK 1662684

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 20, 2021, there were 94,247,200 shares of Common Stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2021	2020
	(unaudited)
Assets
Current Assets:
Cash	$6,166,755	$8,880,140
Accounts receivable	345,299	55,492
Inventory	54,135	55,452
Prepaid expenses and other current assets	584,374	159,196
Total Current Assets	7,150,563	9,150,280
Property and equipment, net	53,086	57,857
Total Assets	$7,203,649	$9,208,137

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$178,374	$66,537
Accounts payable - related party	2,628	2,628
Accrued expenses and other current liabilities	414,738	395,012
Accrued issuable equity	333,146	128,380
Notes payable, net of debt discount of $20,074 and $128,198 at March 31, 2021 and December 31, 2020, respectively	1,379,926	2,321,802
Loan payable, current portion	122,299	12,936
Deferred revenue	20,000	20,000
Total Current Liabilities	2,451,111	2,947,295
Loan payable, non-current portion	32,927	142,290
Total Liabilities	2,484,038	3,089,585

Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Series B Convertible Preferred Stock, 31,000 shares designated; 0 and 13,972 shares issued and outstanding and liquidation preference of $0 and $13,972 at March 31, 2021 and December 31, 2020 , respectively	-	1
Series C Preferred Stock, 400 shares designated; none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Series D Convertible Preferred Stock, 650 shares designated, none issued and outstanding at March 31, 2021 and December 31, 2020 (see Note 10)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 92,627,200 and 89,908,600 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9,263	8,991
Additional paid-in capital	17,671,479	17,355,968
Accumulated deficit	(12,961,131)	(11,246,408)
Total Stockholders' Equity	4,719,611	6,118,552
Total Liabilities and Stockholders' Equity	$7,203,649	$9,208,137

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue	$417,905	$77,500
Cost of revenue	275,268	30,043
Gross Profit	142,637	47,457
Operating Expenses:
Research and development	122,983	111,713
Selling, general, and administrative	1,492,811	465,410
Total Operating Expenses	1,615,794	577,123
Loss From Operations	(1,473,157)	(529,666)
Other Expenses
Interest expense, net	(865)	(1,367)
Amortization of debt discount	(108,124)	(19,220)
Change in fair value of accrued issuable equity	(132,577)	-
Total Other Expenses	(241,566)	(20,587)
Net Loss	$(1,714,723)	$(550,253)

Net Loss Per Share
- Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	90,078,940	81,098,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
	Series B Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	13,972	$1	-	$-	89,908,600	$8,991	$17,355,968	$(11,246,408)	$6,118,552
Common stock issued upon conversion of Series B Convertible Preferred Stock	(13,972)	(1)	-	-	698,600	70	(69)	-	-
Stock-based compensation:
Common stock issued for services	-	-	-	-	20,000	2	49,798	-	49,800
Restricted common stock issued	-	-	-	-	2,000,000	200	(200)	-	-
Amortization of restricted common stock	-	-	-	-	-	-	126,625	-	126,625
Amortization of stock options	-	-	-	-	-	-	9,112	-	9,112
Amortization of market-based award	-	-	-	-	-	-	130,245	-	130,245
Net loss	-	-	-	-	-	-	-	(1,714,723)	(1,714,723)
Balance - March 31, 2021	-	$-	-	$-	92,627,200	$9,263	$17,671,479	$(12,961,131)	$4,719,611

	FOR THE THREE MONTHS ENDED MARCH 31, 2020
	Series B Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2020	14,487	$1	24.01	$-	81,071,831	$8,107	$7,591,239	$(8,396,312)	$(796,965)
Common stock issued as a commitment fee for the Standby Equity Distribution Agreement	-	-	-	-	95,847	10	63,249	-	63,259
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	10,528	-	10,528
Net loss	-	-	-	-	-	-	-	(550,253)	(550,253)
Balance - March 31, 2020	14,487	$1	24.01	$-	81,167,678	$8,117	$7,665,016	$(8,946,565)	$(1,273,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(1,714,723)	$(550,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	108,124	19,220
Depreciation expense	4,771	543
Bad debt expense	-	335
Change in fair value of accrued issuable equity	132,577	-
Stock-based compensation	387,972	12,728
Changes in operating assets and liabilities:
Accounts receivable	(289,807)	(27,046)
Inventory	1,317	(4,514)
Prepaid expenses and other current assets	(425,178)	(39,142)
Accounts payable	111,838	(135,283)
Accrued expenses and other current liabilities	19,724	(6,698)
Accrued expenses and other current liabilities - related party	-	-
Deferred revenue	-	32,000
Total Adjustments	51,338	(147,857)
Net Cash Used In Operating Activities	(1,663,385)	(698,110)

Cash Flows from Financing Activities:
Proceeds from note payable	-	1,410,000
Payment of debt issuance costs	-	(130,000)
Repayments of notes payable	(1,050,000)	(50,000)
Proceeds from line of credit, net	-	8,401
Payment of financing costs	-	(15,000)
Net Cash (Used In) Provided By Financing Activities	(1,050,000)	1,223,401

Net (Decrease) Increase In Cash	(2,713,385)	525,291
Cash - Beginning of Period	8,880,140	108,857
Cash - End of Period	$6,166,755	$634,148

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$367	$1,367
Income taxes	$-	$-

Non-cash investing and financing activities:
Value of common stock issued as a commitment fee for the SEDA agreement	$-	$63,259
Common stock issued upon conversion of Series B Convertible Preferred Stock	$70	$-
Original issuance discount on note payable	$-	$90,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1    ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 19, 2021.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021.

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain.  Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular research and development and manufacturing schedules as well as the capability to meet customer demands in a timely manner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2020, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Liquidity

As of March 31, 2021, the Company had cash and working capital of approximately $6.2 million and $4.7 million, respectively. For the three months ended March 31, 2021, the Company incurred a net loss of approximately $1.7 million and used cash in operations of approximately $1.7 million. On May 20, 2021, the Company raised approximately $6.5 million in connection with a convertible preferred financing agreement. In connection with the closing of the financing, the Company repaid in full its aggregate notes payable obligation of $1,540,000. See Note 10 – Subsequent Events for additional details. While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the foreseeable future, the Company believes that its current working capital is sufficient in comparison to its anticipated cash usage for a period of at least twelve months subsequent to the filing date of these condensed consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable, revenue and accounts payable.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an uninsured balance of $5,659,918 and $8,513,010 as of March 31, 2021 and December 31, 2020, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenues		Accounts Receivable
	For the Three Months Ended
	March 31,		As of	As of
	2021	2020	March 31, 2021	December 31, 2020
Customer A	*	23%	*	*
Customer B	*	59%	*	*
Customer C	23%	*	*	*
Customer D	14%	*	17%	*
Customer E	51%	*	61%	*
Customer F	*	*	*	70%
Customer G	*	*	*	19%
Customer H	*	*	*	10%
Total	88%	82%	78%	99%

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Vendor Concentrations

During the three months ended March 31, 2021, three vendors represented more than 10% of the Company’s purchases and during the three months ended March 31, 2020, four different vendors represented more than 10% of the Company’s purchases, as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Vendor A	*	11%
Vendor B	*	13%
Vendor C	*	15%
Vendor D	*	23%
Vendor E	10%	*
Vendor F	27%	*
Vendor G	16%	*
	53%	61%
* Less than 10%

Inventory

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of March 31, 2021 and December 31, 2020, the Company’s inventory was comprised solely of finished goods.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

•	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.

•	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the Company’s revenue recognized during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Product sales	$178,249	$28,000
Contract services	239,656	49,500
Total revenue	$417,905	$77,500

As of March 31, 2021 and December 31, 2020, the Company had $20,000 and $20,000 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract., or the customers have not officially accepted the goods or services provided under the contract. During the three months ended March 31, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

As of March 31, 2021 and December 2020, the Company recorded $63,612 and $31,212, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. Deferred labor costs represent costs to fulfill the Company's contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

 Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to shipping and handling are recorded as revenue. Costs incurred for shipping and handling are included as cost of sales on the accompanying condensed consolidated statements of operations.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2021	2020
Series B Convertible Preferred Stock	-	724,350
Series C Convertible Preferred Stock	-	240,100
Unvested Restricted Stock	2,000,000	-
Market-based equity award	1,500,000	-
Options	470,000	395,000
Warrants	6,787,911	210,025
Total	10,757,911	1,569,475

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3       PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Deferred labor costs	$63,612	$31,212
Deferred inventory costs	385,363	-
Filing	9,889	9,944
Insurance	16,035	10,429
Marketing	46,353	56,853
Other	23,263	31,426
Professional	31,129	10,603
Security deposit	8,729	8,729
Total prepaid expenses	$584,374	$159,196

NOTE 4       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Payroll and vacation	$108,940	$279,054
Legal and professional fees	209,000	81,902
Other	96,798	34,056
Total accrued expenses and other current liabilities	$414,738	$395,012

NOTE 5       ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the three months ended March 31, 2021 is presented below. There was no accrued issuable equity during the three months ended March 31, 2020.

Balance, January 1, 2021	$128,380
Additions	121,990
Reclassifications to equity	(49,800)
Mark-to market	132,576
Balance, March 31, 2021	$333,146

During the three months ended March 31, 2021, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company, having an aggregate grant date value of $121,989. The Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 20,000 shares with an aggregate fair value of $49,800.

During the three months ended March 31, 2021, the Company recorded $132,577 of losses related to the change in fair value of accrued issuable equity.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6       NOTES PAYABLE

A summary of notes payable activity during the three months ended March 31, 2021 and 2020, is presented below:

	Notes	Debt
	Payable	Discount	Total
Balance, January 1, 2021	$2,450,000	$(128,198)	$2,321,802
Repayments in cash	(1,050,000)	-	(1,050,000)
Amortization of debt discount	-	108,124	108,124
Outstanding, March 31, 2021	$1,400,000	$(20,074)	$1,379,926

During the year ended December 31, 2020, the Company entered into note purchase agreements in the original aggregate principal amount of $4,000,000 (“Principal Amount”) for cash proceeds of $3,710,000. The Notes included an original issue discount of $290,000, which represents the difference between the principal and proceeds received. The original issue discount, along with the $340,000 advisory fees were recorded as a debt discount which are being amortized over the term of the respective Notes using the effective interest rate method.

The Notes bears no coupon interest (original issue discount only). The Company repaid principal $1,550,000 during the year ended December 31, 2020 and repaid additional principal in the amount of $1,050,000 during the three months ended March 31, 2021. Of the $1,400,000 principal balance remaining at March 31, 2021, $525,000 matures on May 31, 2021 and $875,000 matures on June 30, 2021.

During the three months ended March 31, 2021 and 2020, the Company recorded amortization of debt discount in the amount of $108,124 and $19,220, respectively. Subsequent to March 31, 2021, the Company repaid principal on the Notes in the aggregate amount of $350,000.

NOTE 7     RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

Accounts payable – related party consists of a liability of $2,628 and $2,628, as of March 31, 2021 and December 31, 2020, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions in prior periods.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8      STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock Issued upon Conversion of Series B Preferred Stock

During the three months ended March 31, 2021, the Company issued an aggregate of 698,600 shares of common stock upon the conversion of 13,972 shares of Series B Preferred stock, after which there remained no further Series B Preferred Stock outstanding.

Stock-Based Compensation

During the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $387,972 and $12,728, respectively, related to common stock and restricted common stock, warrants and stock options, of which $7,405 and $8,112, respectively, is included in research and development expenses and $250,322 and $4,616, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table presents information related to stock-based compensation expense for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Common stock issued for services	$49,800	$2,200
Amortization of restricted common stock	126,625	-
Amortization of market-based award	130,245	-
Stock options	9,112	10,528
Accrued issuable equity (common stock)	72,190	-
Total	$387,972	$12,728

(1)	See Note 5 – Accrued Issuable Equity, for additional details.

Common Stock Issued for Services

On February 26, 2021, the Company issued 20,000 shares of immediately vested common stock with an aggregate grant date value of $49,800 for consulting services provided during January and February 2021.

Restricted Common Stock

During the three months ended March 31, 2021, the Company recorded stock-based compensation of $17,875 in connection with the amortization of restricted stock issued pursuant to consulting agreements during the fourth quarter of 2020.

On March 1, 2021, the Company issued 2,000,000 shares of its common stock (the “COO Shares”) with an aggregate grant date value of $5,220,000 in connection with the appointment of the Company’s Chief Operating Officer (see Note 9 – Commitments and Contingencies). The shares vest in four equal annual installments beginning on March 1, 2022. During March 2021, the Company recorded stock-based compensation of $108,750 related to the amortization of the grant date value of the COO Shares.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2021, there is $5,178,744 of unrecognized stock-based compensation related to restricted stock awards which will be amortized over the remaining vesting period of 3.89 years.

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

On March 12, 2021, in connection with the hire of its Senior Director of Product Development, the Company granted a five-year option to purchase 100,000 shares of common stock to its Senior Director of Product Development. pursuant to the 2018 Plan. The option is exercisable at an exercise price of $2.44 per share. One-fourth of the options will vest on the first-year anniversary of the grant date and the remaining options vest monthly over three years. The options had an aggregate grant date value of $57,819 which is recognized over the vesting period.

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2021	2020
Risk free interest rate	0.85%	1.58%
Expected term (years)	2.50	2.50
Expected volatility	93.00%	93.00%
Expected dividends	0.00%	0.00%

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

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2021 and 2020 was $0.58 and $0.36, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of options activity during the three months ended March 31, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2021	370,000	$0.66
Granted	100,000	2.44
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, March 31, 2021	470,000	$1.04	2.3	$677,400

Exercisable, March, 2021	268,607	$0.66	2.8	$488,865

The following table presents information related to stock options as of March 31, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	370,000	2.8	268,607
$2.44	100,000	-	-
	470,000	2.8	268,607

Market-Based Award

On March 1, 2021, in connection with the appointment of the Company’s COO (see Note 9 – Commitments and Contingencies), the COO is eligible to receive of up to 1,500,000 shares of the Company’s common stock which will be earned based upon achieving certain market capitalization milestones up to $4 billion. The grant date value of this award of $2,911,420 was determined using a Monte Carlo valuation model for market-based vesting awards, and will be amortized over each of the tranches’ prospective derived service period. The following assumptions were used:

Risk free interest rate	0.71%
Expected volatility	98.9%
Expected dividend yield	0.00%
Weighted average derived service period	2.20 years
Fair value of common stock on date of grant	$2.61

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9      COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective December 22, 2020, the Company entered into a lease addendum to extend the term of its original lease, for space located in San Diego, California used for research and development activities, from December 31, 2020 to June 30, 2021. Monthly rental payments under the renewed lease total $5,127, which is comprised of $4,572 of base rent plus $555 of association fees.

 During the three months ended March 31, 2021 and 2020, operating lease expense was $15,402 and $10,016, respectively. As of March 31, 2021, the Company does not have any financing leases.

Appointment of President and Chief Operating Officer

On January 4, 2021, the Company entered into a consulting agreement with a new Executive Vice President. The consultant provided management and business development services to the Company. In consideration for services provided in January and February 2021, the Company compensated the consultant with $10,000 per month and 10,000 shares of its common stock per month. Effective March 1, 2021, the Company appointed the consultant as President and Chief Operating Officer (“COO”) of the Company, to hold office until the earlier of the expiration of the term of office, a successor is duly elected and qualified, or the earlier of such officer’s death, resignation, disqualification, or removal. In connection with his appointment to COO, the COO received an aggregate of 2,000,000 shares of common stock, which shares will vest in four equal annual installments beginning on March 1, 2022. Additionally, the COO is eligible for incentive-based share grants totaling up to 1,500,000 shares of the Company’s common stock, which will be earned based on achieving certain market capitalization milestones up to $4 billion (see Note 8 – Stockholders Equity (Deficiency).

Director Compensation

On February 2, 2021, the Board of the Company appointed three new directors on the Board, to hold office until the earlier of the expiration of the term of office of the director whom they have replaced, a successor is duly elected and qualified, or the earlier of such director’s death, resignation, disqualification, or removal. The three directors appointment is contingent upon the Company’s common stock being approved for uplisting to a national exchange. Furthermore, once appointed, each director will receive quarterly cash compensation equal to $10,000 and each director will be granted 20,000 shares of common stock, which shares shall vest quarterly in 5,000 share installments with the first installment vesting immediately upon their appointment.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10      SUBSEQUENT EVENTS

Technology Development and Sponsorship Agreement

On March 31, 2021, the Company entered into a multi-year technology development and sponsorship agreement, pursuant to which the Company has committed to spend an aggregate of $1,650,000 in three installments which are due April 1, 2021, January 1, 2022, and January 1, 2023.

Operating Lease

On April 5, 2021, the Company entered into an agreement to lease office space for a thirty-six-month period, commencing June 1, 2021. Monthly rental payments under the new lease total $23,787, which are comprised of $18,518 of base rent plus $5,269 for common area costs.

Common Stock

On April 6, 2021, the Company issued 20,000 shares of immediately vested common stock with an aggregate grant date value of $51,000 for legal services. The shares were issued pursuant to the Company’s 2018 Incentive Plan.

During April 2021, the Company issued an aggregate of 300,000 shares of common stock upon the exercise of outstanding warrants pursuant to which the Company received an aggregate of $375,000 of gross proceeds.

Securities Purchase Agreement

On May 19, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an investor, pursuant to which the Company agreed to issue to the investor an aggregate of 650 shares of Series D convertible preferred stock (the “Series D Preferred”) pursuant to a new designation of preferred stock, and one-year warrants to purchase 2,600,000 shares of common stock (the “Warrants”) at a price of $2.50 per share, for aggregate gross proceeds of $6,500,000 (the “Offering”). The Company will also pay the investor a commitment fee of 1,300,000 shares of common stock at the closing of the Offering. The closing of the Offering occurred on May 20, 2021. In connection with the closing of the financing, the Company repaid in full its aggregate notes payable obligation of $1,540,000.

The Series D Preferred will have a fixed conversion price of $2.05, will be convertible into an aggregate of 3,170,732 shares of common stock and will have the right to vote on an as-converted basis.  Holders of the Series D Preferred shall be entitled to receive cumulative dividends annually at an annual rate equal to ten percent (10%). Dividends shall be payable in cash or, at the option of the holder of the Series D Preferred, converted into shares of common stock as provided in the certificate of designation for the Series D Preferred. Provided that the shares of common stock issuable upon conversion of the Series D Preferred is registered pursuant to an effective registration statement, the Company shall have the option, but not the obligation, to redeem, in cash, all or part of the Series D Preferred.

As a condition to entering into the SPA, the investor agreed that, commencing on the closing date and until the earliest of (i) listing of the Company’s common stock on a national exchange or (ii) June 4, 2021, the Series D Preferred and the Warrants will be subject to a standard lock-up provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (the “Company”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

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

Recent Developments

 COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021.

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain.  Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular research and development and manufacturing schedules as well as the capability to meet customer demands in a timely manner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Technology Development and Sponsorship Agreement

On March 31, 2021, the Company entered into a multi-year technology development and sponsorship agreement where the Company has committed to spend an aggregate of $1,650,000 payable in three installments, which are due April 1, 2021, January 1, 2022, and January 1, 2023.

Operating Lease

On April 5, 2021, the Company entered into an agreement to lease office space for a thirty-six-month period, commencing June 1, 2021. Monthly rental payments under the new lease total $23,787, which are comprised of $18,518 of base rent plus $5,269 for common area costs.

Conversion of Series B Preferred Stock

In March 2021, KULR issued an aggregate of 698,600 shares of our common stock upon conversion of 13,972 shares of our Series B Preferred Stock, after which there remained no further Series B Preferred Stock outstanding.

Securities Purchase Agreement

On May 19, 2021, the Company entered into a SPA with an investor, pursuant to which the Company agreed to issue to the investor an aggregate of 650 shares of Series D Preferred pursuant to a new designation of preferred stock, and one-year warrants to purchase 2,600,000 shares of common stock at a price of $2.50 per share, for aggregate gross proceeds of $6,500,000. The Company will also pay the investor a commitment fee of 1,300,000 shares of common stock at the closing of the Offering. The Series D Preferred will have a fixed conversion price of $2.05, will be convertible into an aggregate of 3,170,732 shares of common stock and will have the right to vote on an as-converted basis. The closing of the Offering occurred on May 20, 2021. In connection with the closing of the financing, the Company repaid in full its aggregate notes payable obligation of $1,540,000.

Common Stock

On April 6, 2021, we issued 20,000 shares of immediately vested common stock with a grant date value of approximately $51,000 for legal services.

On April 19, 2021, in connection with the appointment of a new Vice President of Operations (the “VPO”) the Board of Directors granted 80,000 restricted shares of our common stock to the VPO. The shares vest in four equal yearly installments on each anniversary of the grant date.

During April, we issued an aggregate of 300,000 shares of common stock in connection with exercises of outstanding warrant pursuant to which we received an aggregate of $375,000 of gross proceeds.

Results of Operations

Three Months Ended March 31, 2021 Compared With the Three Months Ended March 31, 2020

Revenues

Our revenues consisted of the following during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Product sales	$178,249	$28,000
Contract services	239,656	49,500
Total revenue	$417,905	$77,500

For the three months ended March 31, 2021 and 2020, we generated $417,905 and $77,550 of revenues, respectively, representing an increase of $340,405, or 439%. Revenue from product sales during the three months ended March 31, 2021 increased by 537% compared to the three months ended March 31, 2020, mainly due to four large contracts received during the three months ended March 31, 2021. Product sales during these periods included sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, ISC battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials. Our service revenues, which include certain research and development contracts and onsite engineering services, have not been hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

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

For the three months ended March 31, 2021 and 2020, cost of revenues was $275,268 and $30,043, respectively, an increase of $245,225 or 816%. The increase was primarily due to higher product sales and service revenues earned during the three months ended March 31, 2021. The gross margin percentage was 34% and 61% for the three months ended March 31, 2021 and 2020, respectively. The decrease in margins during the first quarter of 2021 is primarily the result of a low 15% margin earned on a single large contract during the first quarter of 2021.

Research and Development

Research and development expenses (“R&D”) include expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended March 31, 2021 and 2020, R&D expenses were $122,983 and $111,713, respectively, representing an increase of $11,270 or 10%. The increase is primarily due to new energy storage development services provided during the period, partially offset by a reduction in R&D salaries and other salary related costs, such as payroll taxes and other benefits, due to salary reductions implemented at the end of the first quarter of 2020 as a result of COVID-19. We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of travel, salaries, payroll taxes and other benefits, and rent expense.

For the three months ended March 31, 2021 and 2020, selling, general and administrative expenses were $1,492,811 and $465,410, respectively, an increase of $1,027,401 or 221%. The increase is primarily attributable to an increase of approximately $486,000 of marketing and advertising expense, an increase of approximately $376,000 of stock-based compensation resulting primarily from the issuance of restricted stock upon the appointment of the Company’s Chief Operating Officer (“COO”) and stock granted to consultants during the period, as well as an increase of approximately $87,000 in labor costs as the result of four new hires, including the appointment of the COO.

Other Expenses

 For the three months ended March 31, 2021 and 2020, other expenses were $241,566 and $20,587, respectively, representing an increase of $220,979. The increase in other expense is primarily due to amortization of debt discount of $108,124 related to the issuance of notes payable and $132,577 of change in fair value of accrued issuable equity during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash balances of $6,166,755 and $8,880,140, respectively, and working capital of $4,699,452 and $6,060,695, respectively.

For the three months ended March 31, 2021 and 2020, cash used in operating activities was $1,663,385 and $698,110, respectively. Our cash used in operations for the three months ended March 31, 2021 was primarily attributable to our net loss of $1,714,723, adjusted for non-cash expenses in the aggregate amount of $633,444, and $582,106 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2020 was primarily attributable to our net loss of $550,253, adjusted for non-cash expenses in the aggregate amount of $32,826, and $180,683 of net cash used to fund changes in the levels of operating assets and liabilities.

There were no cash flows from investing activities for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, cash (used in) provided by financing activities was ($1,050,000) and $1,223,401, respectively. Cash used in financing activities during the three months ended March 31, 2021 represents principal payments on notes payable. The cash provided by financing activities during the three months ended March 31, 2020 primarily represents $1,410,000 of net proceeds from the issuance of a note payable, offset by the payment of $130,000 of debt issuance costs and repayment of notes payable of $50,000.

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021.

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain.  Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular R&D and manufacturing schedules as well as the capability to meet customer demands in a timely manner. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2020, we entered into note purchase agreements in the original aggregate principal amount of $4,000,000 for cash proceeds of $3,710,000. Principal in the amount of $1,550,000 was repaid during the year ended December 31, 2020 and principal in the amount of $1,050,000 was repaid during the three months ended March 31, 2021. Of the $1,400,000 principal balance remaining at March 31, 2021, $525,000 matures on May 31, 2021 and $875,000 matures on June 30, 2021.

In April 2020, the Company received a loan of $155,226 under the government Small Business Administration (“SBA”) sponsored Payroll Protection Program (“PPP”) to support continuing employment during the COVID-19 pandemic. The PPP Loan (“Note”) and accrued interest may be forgiven as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities and maintains its payroll levels. The amount of forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. If the PPP Loan is not forgiven, the Company will begin repaying this loan beginning in November 2021. Any unforgiven balance must be repaid in full by its maturity date, February 28, 2022.

Effective February 27, 2020, the Company entered into a twenty-four month Standby Equity Distribution Agreement (“SEDA”) with YAII, pursuant to which the Company may, at its discretion, sell to up to an aggregate of $8,000,000 (subject to YAII’s approval for amounts over $100,000) of shares of the Company’s common stock at a price equal to Company 80% of the lowest daily volume weighted average price for the five days immediately following the date the Company delivers notice requiring YAII to purchase the shares under the SEDA. For each advance, the Company shall have delivered all shares relating to all prior advances, and, unless waived by YAII, at least 5 trading days shall have elapsed from the immediately preceding advance date. Through March 31, 2021 , the Company issued an aggregate of 1,841,548 shares of common stock at prices between $0.73 - $1.65 per share for aggregate proceeds of $2,214,437 in connection with advance notices submitted to YAII under the SEDA, of which $791,000 of the proceeds were applied directly against the principal due under the Notes. Pursuant to a registered public offering on December 31, 2020, the Company may not issue shares involving variable rate transactions (including shares issuable pursuant to the SEDA), so long as warrants issued in connection with the registered public offering remain outstanding.

On May 19, 2021, the Company entered into a SPA with an investor, pursuant to which the Company agreed to issue to the investor an aggregate of 650 shares of Series D Preferred pursuant to a new designation of preferred stock, and one-year warrants to purchase 2,600,000 shares of common stock at a price of $2.50 per share, for aggregate gross proceeds of $6,500,000. The Company will also pay the investor a commitment fee of 1,300,000 shares of common stock at the closing of the Offering. The Series D Preferred will have a fixed conversion price of $2.05, will be convertible into an aggregate of 3,170,732 shares of common stock and will have the right to vote on an as-converted basis. The closing of the Offering occurred on May 20, 2021. In connection with the closing of the financing, the Company repaid in full its aggregate notes payable obligation of $1,540,000.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant revenues and/or raise additional capital to fund our operations. Although our management believes that we have access to capital resources through various sources, there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. While we believe that we will continue to incur operating losses and use cash in operating activities for the foreseeable future, we believe that our current working capital is sufficient in comparison to our anticipated cash usage for a period of at least the next twelve months subsequent to the filing date of these condensed consolidated financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

During the year ended December 31, 2020, our management identified a material weakness in our internal control over financial reporting whereas we did not design or maintain effective controls to ensure that there is an independent review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments) as our policy of providing timely support to ensure completeness and accuracy of the payment was not followed. We are currently implementing a detailed plan for remediation of the material weakness, including developing and maintaining preventative controls around the electronic payment process to ensure proper segregation of duties.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 19, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2021, we issued 698,600 shares of common stock upon conversion of 13,972 shares of our Series B Convertible Preferred Stock.

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

May 20, 2021	By	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman
(Principal Executive Officer)

May 20, 2021	By	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer
(Principal Financial and Accounting Officer)