Form 10-Q
period 2021-06-30
KULR Technology Group, Inc.
filed 2021-08-16
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

001-40454

KULR TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1004273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4863 Shawline Street, San Diego, California	92111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-663-5247

KULR Technology Group, Inc., 1999 S. Bascom Ave. Suite 700. Campbell, California 95008

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	KULR	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of August 16, 2021, there were 101,701,263 shares of Common Stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets

Current Assets:
Cash	$12,159,583	$8,880,140
Accounts receivable	614,784	55,492
Inventory	182,458	55,452
Prepaid expenses and other current assets	488,538	150,468
Total Current Assets	13,445,363	9,141,552
Property and equipment, net	84,441	57,857
Security deposits	58,941	8,728
Right of use asset	793,769	—
Total Assets	$14,382,514	$9,208,137

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$119,677	$66,537
Accounts payable - related party	2,628	2,628
Accrued expenses and other current liabilities	343,026	395,012
Accrued issuable equity	349,093	128,380
Notes payable, net of debt discount of $0 and $128,198 at June 30, 2021 and December 31, 2020, respectively	—	2,321,802
Loan payable, current portion	155,226	12,936
Lease liability, current portion	252,081	—
Deferred revenue	29,229	20,000
Total Current Liabilities	1,250,960	2,947,295
Lease liability, non-current portion	542,344	—
Loan payable, non-current portion	—	142,290
Total Liabilities	1,793,304	3,089,585

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; 0 and 13,972 shares issued and outstanding and liquidation preference of $0 and $13,972 at June 30, 2021 and December 31, 2020, respectively	—	1
Series C Preferred Stock, 400 shares designated; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 100,567,930 and 89,908,600 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10,058	8,991
Additional paid-in capital	28,567,426	17,355,968
Accumulated deficit	(15,988,274)	(11,246,408)
Total Stockholders' Equity	12,589,210	6,118,552
Total Liabilities and Stockholders' Equity	$14,382,514	$9,208,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$628,244	$201,128	$1,046,149	$278,628
Cost of revenue	439,206	44,734	714,474	74,777
Gross Profit	189,038	156,394	331,675	203,851
Operating Expenses:
Research and development	352,741	57,991	475,724	169,704
Selling, general, and administrative	2,723,303	421,544	4,216,114	886,954
Total Operating Expenses	3,076,044	479,535	4,691,838	1,056,658
Loss From Operations	(2,887,006)	(323,141)	(4,360,163)	(852,807)

Other (Expense) Income
Interest expense, net	(766)	(2,353)	(1,631)	(3,720)
Debt redemption costs	(140,000)	—	(140,000)	—
Amortization of debt discount	(20,074)	(77,691)	(128,198)	(96,911)
Change in fair value of accrued issuable equity	20,703	(25,800)	(111,874)	(25,800)
Total Other Expenses, net	(140,137)	(105,844)	(381,703)	(126,431)

Net Loss	(3,027,143)	(428,985)	(4,741,866)	(979,238)
Deemed dividend to Series D preferred stockholders	(2,624,326)	—	(2,624,326)	—
Net Loss Attributable to Common Stockholders	$(5,651,469)	$(428,985)	$(7,366,192)	$(979,238)

Net Loss Per Share
- Basic and Diluted	$(0.06)	$(0.01)	$(0.08)	$(0.01)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	92,513,238	81,234,608	91,302,814	81,166,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
	Series B Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	13,972	$1	—	$—	—	$—	89,908,600	$8,991	$17,355,968	$(11,246,408)	$6,118,552
Common stock issued upon conversion of Series B Convertible Preferred Stock	(13,972)	(1)	—	—	—	—	698,600	70	(69)	—	—
Stock-based compensation:
Common stock issued for services	—	—	—	—	—	—	20,000	2	49,798	—	49,800
Restricted common stock issued	—	—	—	—	—	—	2,000,000	200	(200)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	—	—	126,625	—	126,625
Amortization of stock options	—	—	—	—	—	—	—	—	9,112	—	9,112
Amortization of market-based award	—	—	—	—	—	—	—	—	130,245	—	130,245
Net loss	—	—	—	—	—	—	—	—	—	(1,714,723)	(1,714,723)
Balance - March 31, 2021	—	—	—	—	—	—	92,627,200	9,263	17,671,479	(12,961,131)	4,719,611
									—		—
Issuance of Series D Convertible Preferred Stock, Common Stock, and warrants for cash [1]	—	—	—	—	650	—	1,300,000	130	6,134,870	—	6,135,000
Common stock issued upon the conversion of Series D Convertible Preferred Stock	—	—	—	—	(650)	—	3,170,730	317	(317)	—	—
Common stock issued upon the exercise of warrants	—	—	—	—	—	—	3,000,000	300	3,712,200	—	3,712,500
Stock-based compensation:
Common stock issued for services	—	—	—	—	—	—	55,000	6	109,994	—	110,000
Restricted common stock issued	—	—	—	—	—	—	415,000	42	(42)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	—	—	433,689	—	433,689
Amortization of stock options	—	—	—	—	—	—	—	—	15,779	—	15,779
Amortization of market-based award	—	—	—	—	—	—	—	—	489,774	—	489,774
Net loss	—	—	—	—	—	—	—	—	—	(3,027,143)	(3,027,143)
Balance - June 30, 2021	—	$—	—	$—	—	$—	100,567,930	$10,058	$28,567,426	$(15,988,274)	$12,589,210

[1]    Represents relative fair value of preferred stock issued, net of cash issuance costs of $365,000.

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
	Series B Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance - January 1, 2020	14,487	$1	24.01	$—	—	$—	81,071,831	$8,107	$7,591,239	$(8,396,312)	$(796,965)
Common stock issued as a commitment fee for the Standby Equity Distribution Agreement	—	—	—	—	—	—	95,847	10	63,249	—	63,259
Stock-based compensation:
Amortization of stock options	—	—	—	—	—	—	—	—	10,528	—	10,528
Net loss	—	—	—	—	—	—	—	—	—	(550,253)	(550,253)
Balance - March 31, 2020	14,487	1	24.01	—	—	—	81,167,678	8,117	7,665,016	(8,946,565)	(1,273,431)
Common stock issued as a commitment fee for the Standby Equity Distribution Agreement [2]	—	—	—	—	—	—	561,564	56	679,381	—	679,437
Stock-based compensation:
Common Stock	—	—	—	—	—	—	30,000	3	29,997	—	30,000
Amortization of stock options	—	—	—	—	—	—	—	—	9,588	—	9,588
Net loss	—	—	—	—	—	—	—	—	—	(428,985)	(428,985)
Balance - June 30, 2020	14,487	$1	24.01	$—	—	$—	81,759,242	$8,176	$8,383,982	$(9,375,550)	$(983,391)

[2]    Amount represents gross proceeds of $757,695 less $78,258 of amortized deferred offering costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(4,741,866)	$(979,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	128,198	96,911
Depreciation expense	9,908	5,534
Bad debt expense	—	933
Change in fair value of accrued issuable equity	111,874	25,800
Stock-based compensation	1,473,863	94,816
Changes in operating assets and liabilities:
Accounts receivable	(559,292)	(43,513)
Inventory	(127,006)	(13,585)
Prepaid expenses and other current assets	(338,070)	(1,119)
Security deposits	(50,213)	—
Right of use asset	21,048	—
Accounts payable	53,140	(235,754)
Accrued expenses and other current liabilities	(51,986)	(203,212)
Lease liability	(20,392)	—
Deferred revenue	9,229	(15,000)
Total Adjustments	660,301	(288,189)
Net Cash Used In Operating Activities	(4,081,565)	(1,267,427)

Cash Flows From Investing Activities:
Purchase of property and equipment	(36,492)	(30,000)
Net Cash Used In Investing Activities	(36,492)	(30,000)

Cash Flows from Financing Activities:
Proceeds from sale of Series D convertible preferred stock, common stock and warrants	6,500,000	—
Proceeds from sale of common stock	—	757,695
Repayments of notes payable	(2,450,000)	(225,000)
Proceeds from the exercise of warrants	3,712,500	—
Proceeds from Paycheck Protection Program loan	—	155,226
Proceeds from note payable	—	1,410,000
Proceeds from line of credit, net	—	3,555
Payment of debt issuance costs	—	(130,000)
Payment of financing costs	(365,000)	(15,000)
Net Cash Provided By Financing Activities	7,397,500	1,956,476

Net Increase In Cash	3,279,443	659,049
Cash - Beginning of Period	8,880,140	108,857
Cash - End of Period	$12,159,583	$767,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$735	$2,824
Income taxes	$—	$—

Non-cash investing and financing activities:
Right of use asset for lease liability	$814,817	$—
Beneficial conversion feature on Series D convertible preferred stock	$2,624,326	$—
Common stock issued upon the conversion of Series D convertible preferred stock	$317	$—
Common stock issued as a commitment fee for the SEDA agreement	$—	$63,259
Deferred offering costs reclassified to equity	$—	$13,042
Common stock issued upon conversion of Series B Convertible Preferred Stock	$70	$—
Original issuance discount on note payable	$—	$90,000
Common stock issued for repayment of note payable	$—	$141,000
Subscriptions receivable for accrued issuable equity	$—	$220,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1    ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting high performance aerospace and Department of Defense ("DOD") applications, such as satellite communications, directed energy systems and hypersonic vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electrical vehicles, 5G communication, cloud computer infrastructure, and consumer and industrial devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 19, 2021.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates and has determined there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Liquidity

During the six months ended June 30, 2021, the Company raised gross proceeds of $6,500,000 in connection with the sale of preferred stock and warrants, and raised proceeds of $3,712,500 in connection with the exercise of warrants to purchase common stock. During the six months ended June 30, 2021, the Company repaid outstanding notes payable in the amount of $2,450,000. As of June 30, 2021, the Company had cash of $12,159,583 and working capital of $12,194,403. While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the foreseeable future, the Company believes that its current working capital is sufficient in comparison to its anticipated cash usage for a period of at least twelve months subsequent to the filing date of these financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable, revenue and accounts payable.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an uninsured balance of $11,833,906 and $8,513,010 as of June 30, 2021 and December 31, 2020, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, or whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		As of	As of
	2021	2020	2021	2020	June 30, 2021	December 31, 2020

Customer A	20%	*	14%	*	35%	*
Customer B	*	*	*	*	*	70%
Customer C	*	25%	*	18%	*	*
Customer D	*	*	*	*	*	19%
Customer E	*	*	*	*	*	10%
Customer F	69%	*	62%	*	56%	*
Customer G	*	*	12%	*	*	*
Customer H	*	44%	*	48%	*	*
Total	89%	69%	88%	66%	91%	99%

*	Less than 10%

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Vendor Concentrations

Vendor concentrations are as follows for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Vendor A	13%	*	14%	*
Vendor B	*	20%	*	17%
Vendor C	11%	17%	*	19%
Vendor D	10%	*	*	*
	34%	37%	14%	36%

*	Less than 10%

Inventory

Inventory is comprised of carbon fiber velvet ("CFV") thermal interface solutions and internal short circuit batteries, which are available for sale. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of June 30, 2021 and December 31, 2020, the Company's inventory was comprised solely of finished goods.

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

The following five steps are applied to achieve the core principle of ASC 606:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the Company's revenue recognized during the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Product sales	$577,360	$67,130	$755,609	$99,130
Contract services	50,884	133,998	290,540	179,498
Total revenue	$628,244	$201,128	$1,046,149	$278,628

As of June 30, 2021 and December 31, 2020, the Company had $29,229 and $20,000 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract., or the customers have not officially accepted the goods or services provided under the contract. During the three and six months ended June 30, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

As of June 30, 2021 and December 2020, the Company had $109,735 and $31,212, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. Deferred labor costs represent costs to fulfill the Company's contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to shipping and handling are recorded as revenue. Costs incurred for shipping and handling are included as cost of revenues on the accompanying condensed consolidated statements of operations.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2021	2020

Series B Convertible Preferred Stock	—	724,350
Series C Convertible Preferred Stock	—	240,100
Unvested restricted stock	2,475,000	—
Market-based equity awards	3,000,000	—
Options	540,000	395,000
Warrants	6,387,911	210,025
Total	12,402,911	1,569,475

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021 and its adoption did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260, Earnings per Share, relating to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The guidance becomes effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its condense consolidated financial statements.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2021	2020
Deferred labor costs	$109,735	$31,212
Deferred inventory costs	18,409	—
Filing	4,139	9,944
Insurance	88,292	16,035
Marketing	187,599	56,853
Other	16,271	25,820
Professional fees	64,093	10,604
Total prepaid expenses	$488,538	$150,468

NOTE 4    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020

Payroll and vacation	$177,353	$278,854
Legal and professional fees	118,150	81,902
Other	47,523	34,256
Total accrued expenses and other current liabilities	$343,026	$395,012

NOTE 5    ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the six months ended June 30, 2021 is presented below.

Balance, January 1, 2021	$128,380
Additions	183,639
Reclassifications to equity	(74,800)
Mark-to market	111,874
Balance, June 30, 2021	$349,093

During the six months ended June 30, 2021, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company, having an aggregate grant date value of $183,639, and settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 40,000 shares with an aggregate fair value of $74,800.

During the three and six months ended June 30, 2021, the Company recorded income (loss) of $20,703 and ($111,874), respectively, related to the change in fair value of accrued issuable equity.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6    LEASES

On April 5, 2021, the Company entered into a new lease agreement for office space in San Diego, California, effective June 1, 2021.  The intital lease term is three years and there is an option to renew for an additional five years. Management does not expect to exercise its option to renew. Monthly rental payments under the new lease begin at $23,787, which is comprised of $18,518 of base rent plus $5,268 of common area maintenance fees, with annual escalation of 3.5%.The Company paid a security deposit of $50,213 in connection with the new lease agreement.

The Company determined that that value of the lease liability and the related right-of-use asset at inception was $814,817, using an estimated incremental borrowing rate of 5%.

The Company also rents office space in San Diego, California on a month-to-month basis, at monthly rent of $5,127, which is comprised of $4,572 of base rent plus $555 of association fees.

During the three and six months ended June 30, 2021, aggregate operating lease expense was $39,805 and $55,207, respectively. For the three and six months ended June 30, 2020, operating lease expense was $17,200 and $27,216, respectively. As of June 30, 2021, the Company did not have any financing leases.

Maturities of lease liabilities as of June 30, 2021 were as follows:

Maturity Date
Remaining six months ending December 31, 2021	$142,722
2022	289,981
2023	297,917
2024	125,530
Total lease payments	856,150
Less: Imputed interest	(61,725)
Present value of lease liabilities	794,425
Less: current portion	(252,081)
Lease liabilities, non-current portion	$542,344

NOTE 7    NOTES PAYABLE

A summary of notes payable activity during the six months ended June 30, 2021 is presented below:

	Notes	Debt
	Payable	Discount	Total
Balance, January 1, 2021	$2,450,000	$(128,198)	$2,321,802
Repayments in cash	(2,450,000)	—	(2,450,000)
Amortization of debt discount	—	128,198	128,198
Outstanding, June 30, 2021	$—	$—	$—

NOTE 8    RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

Accounts payable – related party consisted of a liability of $2,628 and $2,628, as of June 30, 2021 and December 31, 2020, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions in prior periods.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9    STOCKHOLDERS’ EQUITY

Series D Preferred Stock

On May 19, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an investor, pursuant to which the Company agreed to issue to the investor an aggregate of 650 shares of Series D convertible preferred stock (the “Series D Preferred”) pursuant to a new designation of preferred stock, and one-year warrants to purchase 2,600,000 shares of common stock (the “Warrants”) at a price of $2.50 per share, for aggregate gross proceeds of $6,500,000 (the “Offering”). The Company also agreed to pay the investor a commitment fee of 1,300,000 shares of common stock at the closing of the Offering. The closing of the Offering occurred on May 20, 2021. In connection with the closing of the financing, the Company repaid in full its aggregate remaining notes payable obligation of $1,400,000.

The Series D Preferred have a fixed conversion price of $2.05, are convertible into an aggregate of 3,170,732 shares of common stock and have the right to vote on an as-converted basis.  Holders of the Series D Preferred shall be entitled to receive cumulative dividends annually at an annual rate equal to ten percent (10%). Dividends shall be payable in cash or, at the option of the holder of the Series D Preferred, converted into shares of common stock as provided in the certificate of designation for the Series D Preferred. Provided that the shares of common stock issuable upon conversion of the Series D Preferred is registered pursuant to an effective registration statement, the Company shall have the option, but not the obligation, to redeem, in cash, all or part of the Series D Preferred.

The Company determined that the Series D Preferred was permanent equity given that there was no redemption provision at the holder’s option and it was determined that the conversion option was clearly and closely related to the equity host, so it didn’t need to be bifurcated. The Company further determined that the $10,000 cash structuring fee paid to the investor, would be accounted for as a reduction of the $6,500,000 of gross proceeds. The remaining proceeds of $6,490,000 were allocated on a relative fair value basis to the Series D Preferred ($3,875,675), the commitment shares ($1,339,582) and the Warrant ($1,274,743). The Company used the Black-Scholes option pricing model to determine the fair value of the Warrant using the following assumptions: exercise price of $2.50 per share, market price of $2.05 per share, expected term of 1.0 year, volatility of 142% and a risk-free interest rate of 0.05%. Finally, the Company determined that the Series D Preferred had a beneficial conversion feature equal to $2,624,326 which is a deemed dividend and represents an adjustment to the numerator in the loss per share calculation. The cash issuance costs of $365,000 (inclusive of the $10,000 cash structuring fee) were charged to additional paid-in-capital.

On June 17, 2021, all of the outstanding shares of Series D Preferred were converted into common stock.  See “Common Stock”, below.

Common Stock

On May 20, 2021, the Company issued 1,300,000 shares of common stock with an issuance date value of $2,665,000 as a commitment fee to the investor, for the purchase of Series D Preferred. The value of the shares of common stock issued was accounted for as a reduction of the proceeds from the sale of the Series D Preferred.

On June 17, 2021, the Company issued 3,170,730 shares of common stock upon the conversion of 650 shares of Series D Preferred, after which no Series D Preferred shares remained outstanding.

During the three months ended June 30, 2021, the Company issued 3,000,000 shares of common stock upon the exercise of warrants for proceeds of $3,712,500.

Stock-Based Compensation

During the three month and six months ended June 30, 2021, the Company recognized stock-based compensation expense of $1,085,891 and $1,473,863, respectively of which $7,785 and $15,190, respectively, is included in research and

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

development expenses, and $1,078,106 and $1,458,673, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  During the three and six months ended June 30, 2020, the Company recognized stock-based compensation expense of $82,088 and $94,816, respectively, of which $2,163 and $10,275, respectively was charged to research and development expense and $79,925 and $84,541, respectively is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table presents information related to stock-based compensation for the three months and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common stock issued for services	$110,000	$30,000	$159,800	$30,000
Amortization of restricted common stock	433,689	—	560,314	—
Amortization of market-based awards	489,774	—	620,019	—
Stock options	15,779	9,588	24,891	20,116
Accrued issuable equity (1)	36,649	42,500	108,839	44,700
Total	$1,085,891	$82,088	$1,473,863	$94,816

(1)	See Note 5 - Accrued Issuable Equity, for additional details.

Common Stock Issued for Services

On February 26, 2021, the Company issued 20,000 shares of immediately vested common stock with an aggregate grant date value of $49,800 for consulting services provided during January 2021 and February 2021.

On April 7, 2021, the Company issued 20,000 shares of immediately vested common stock with an aggregate grant date value of $25,000 for consulting services.

On June 11, 2021, the Company issued 35,000 shares of immediately vested common stock with an aggregate grant date value of $85,000 for services rendered during May and June 2021.

Restricted Common Stock

On March 1, 2021, the Company issued 2,000,000 shares of restricted common stock (the “COO Shares”) with an aggregate grant date value of $5,220,000 in connection with the appointment of the Company’s Chief Operating Officer. The shares vest in four equal annual installments beginning on March 1, 2022.

During May 2021, the Company issued 80,000 shares of restricted common stock with an aggregate grant date value of $164,000 in connection with the appointment of the Company's Vice President of Operations and granted 50,000 shares of restricted common stock with an aggregate grant date value of $99,500 in connection with the appointment of the Company's Senior Director of Product Development. The shares vest in four equal annual installments beginning in May 2022.

On June 1, 2021, the Company issued 25,000 shares of restricted common stock with an aggregate grant date value of $51,750 for services rendered pursuant to a consulting agreement. The shares vest on the one year anniversary of the grant date.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 7, 2021, the Company issued an aggregate of 60,000 shares of restricted common stock with an aggregate grant date value of $156,000 as compensation to three recently elected board members. The shares vest in 15,000 share increments every three months beginning on September 7, 2021.

On June 10, 2021, the Company issued 200,000 shares of restricted common stock with an aggregate grant date value of $524,000 in connection with the appointment of the Company’s Vice President of Sales and Marketing. The shares vest in four equal annual installments beginning June 9, 2022.

The grant date value of the above awards is recognized ratably over the respective vesting periods. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation of $433,689 and $560,314, respectively, in connection with the amortization of restricted stock.

As of June 30, 2021, there was $5,731,264 of unrecognized stock-based compensation related to restricted stock awards which will be amortized over the weighted average remaining vesting period of 3.6 years.

Stock Options

On March 12, 2021, in connection with the hire of its Senior Director of Product Development, the Company granted a five-year option to purchase 100,000 shares of common stock pursuant to the 2018 Plan. The option is exercisable at an exercise price of $2.44 per share. One-fourth of the options will vest on the first-year anniversary of the grant date and the remaining options vest monthly over three years. The options had an aggregate grant date value of $57,819 which is recognized over the vesting period.

On May 17, 2021, the Company granted five-year options to purchase a total of 10,000 shares of common stock at an exercise price of $2.08 per share to an employee pursuant to the 2018 Plan. One-fourth of the options will vest on the six-month anniversary of the grant date and the remaining options vest annually over three years. The options had an aggregate grant date value of $5,878 which is recognized over the vesting period.

On May 26, 2021, the Company granted five-year options to purchase a total of 10,000 shares of common stock at an exercise price of $1.99 per share to an employee pursuant to the 2018 Plan. One-fourth of the options will vest on the six-month anniversary of the grant date and the remaining options vest annually over three years. The options had an aggregate grant date value of $5,805 which is recognized over the vesting period.

On June 1, 2021, the Company granted two five-year options to purchase a total of 20,000 shares of common stock at an exercise price of $2.03 per share to certain employees pursuant to the 2018 Plan. One-fourth of the options will vest on the six-month anniversary of the grant date and the remaining options vest annually over three years. The options had an aggregate grant date value of $12,145 which is recognized over the vesting period.

On June 17, 2021, the Company granted five-year options to purchase a total of 30,000 shares of common stock at an exercise price of $2.27 per share to an employee pursuant to the 2018 Plan. One-fourth of the options will vest on the six-month anniversary of the grant date and the remaining options vest annually over three years. The options had an aggregate grant date value of $16,726 which is recognized over the vesting period.

As of June 30, 2021 there was $120,504 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the weighted average remaining vesting period of 3.3 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Six Months Ended
	June 30,
	2021	2020

Risk free interest rate	0.33% - 0.85%	1.58%
Expected term (years)	2.5 - 3.5	2.50
Expected volatility	93% - 109%	93%
Expected dividends	0%	0%

A summary of options activity during the six months ended June 30, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2021	370,000	$0.66
Granted	170,000	2.31
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, June 30, 2021	540,000	$0.90	3.5	$672,700

Exercisable, June 30, 2021	293,173	$0.66	2.6	$530,642

The following table presents information related to stock options as of June 30, 2021:

		Exercisable Options
		Weighted
	Outstanding	Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	370,000	2.6	293,173
$1.99	10,000	—	—
$2.03	20,000	—	—
$2.08	10,000	—	—
$2.27	30,000	—	—
$2.44	100,000	—	—
	540,000	2.6	293,173

See Market-Based Awards below for an additional option issuance.

Market-Based Awards

On March 1, 2021, in connection with the appointment of the Company’s Chief Operating Officer (the “COO”), the COO became eligible to receive of up to 1,500,000 shares of the Company’s common stock which will be earned based upon achieving certain market capitalization milestones up to $4 billion.  The grant date value of this award of $2,911,420 was determined using a Monte Carlo valuation model for market-based vesting awards and will be amortized over each of the tranches’ prospective derived service period.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 10, 2021, the Chief Executive Officer (the “CEO”) received an option for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price of $2.60, which will be earned based upon achieving certain market capitalization milestones up to $4 billion.  The grant date value of this award of $2,579,000 was determined using a Monte Carlo valuation model for market-based vesting awards and will be amortized over each of the tranches’ prospective derived service period.

The following assumptions were used in applying the Monte Carlo valuation model to the Company’s market-based awards described above.

	March 1,		June 10,
	2021		2021
Risk free interest rate	0.71%		0.73%
Expected volatility	98.9%		98.5%
Expected dividend yield	0%		0%
Expected term	2.1	years	2.2	years
Fair value of common stock on date of grant	$2.61		$2.62

As of June 30, 2021, there was $4,870,402 of unrecognized stock-based compensation expense related to market-based awards which will be amortized over the remaining weighted average vesting period of 2.1 years.

NOTE 10    COMMITMENTS AND CONTINGENCIES

Technology Development and Sponsorship Agreement

On March 31, 2021, the Company entered into a multi-year technology development and sponsorship agreement, pursuant to which the Company has committed to spend an aggregate of $1,650,000 in three installments which are due on April 1, 2021, January 1, 2022, and January 1, 2023. The Company paid $250,000 on April 1, 2021, which was recorded as a prepaid expense and will be amortized over the performance period.  During the six months ended June 30, 2021, $83,333 of expense was recognized related to the agreement.

NOTE 11    SUBSEQUENT EVENTS

Common Stock

During July 2021, the Company issued an aggregate of 1,133,333 shares of common stock in connection with exercises of outstanding warrants pursuant to which we received an aggregate of $1,416,666 of gross proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (the “Company”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

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

Recent Developments

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions; however, given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

New Officer Hires

During 2021, the Company hired the following officers:

●	On March 8, 2021, Keith Cochran joined KULR as President and Chief Operating Officer.
●	On April 19, 2021, Antonio Martinez joined the Company as its new Vice President of Operations.
●	On June 10, 2021, Greg Provenzano joined the Company as its new Vice President of Sales and Marketing.

Appointment of Members to the Board of Directors

On June 7, 2021, the following new independent director appointments became effective:

●	Morio Kurosaki (Chair of Audit Committee)
●	Stayce Harris (Chair of Compensation Committee)
●	Joanna Massey (Chair of Nominating and Governance Committee)

Operating Lease

On April 5, 2021, we entered into an agreement to lease office space for a thirty-six-month period, commencing June 1, 2021 with the option to renew for an additional 5 years. Monthly rental payments under the new lease total $23,787, which are comprised of $18,518 of base rent plus $5,269 for common area costs, with annual escalation of 3.5%.

Series D Preferred Stock

On May 20, 2021, we sold an aggregate of 650 shares of Series D Preferred pursuant to a new designation of preferred stock, and one-year warrants to purchase 2,600,000 shares of common stock at a price of $2.50 per share, for aggregate gross proceeds of $6,500,000. The Series D Preferred shares were convertible into an aggregate of 3,170,732 shares of common stock at a fixed conversion price of $2.05 and had the right to vote on an as-converted basis. We also paid the investor a commitment fee of 1,300,000 shares of common stock in connection with the sale of the Series D Preferred. Notes payable obligations in the aggregate amount of $1,540,000, were paid in full upon the closing of the sale of the Series D Preferred.

On June 17, 2021, we issued an aggregate of 3,170,730 shares of our common stock upon conversion of 650 shares of our Series D Preferred Stock, after which no Series D Preferred shares remained outstanding.

Exercise of Warrants

During the three months ended June 30, 2021, we issued 3,000,000 shares of common stock upon the exercise of warrants for proceeds of $3,712,500.

During July 2021, we issued an aggregate of 1,133,333 shares of common stock in connection with exercises of outstanding warrants for proceeds of $1,416,666.

NYSE American Exchange Listing

On June 7, 2021, the Company’s common stock was up listed and now trades on the NYSE American Exchange.

Results of Operations

Three and Six Months Ended June 30, 2021 Compared With the Three and Six Months Ended June 30, 2020

Revenues

Our revenues consisted of the following during the three months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Product sales	$577,360	$67,130	$755,609	$99,130
Contract services	50,884	133,998	290,540	179,498
Total revenue	$628,244	$201,128	$1,046,149	$278,628

For the three months ended June 30, 2021 and 2020, we generated $628,244 and $201,128 of revenues, respectively, representing an increase of $427,116, or 212%. For the six months ended June 30, 2021 and 2020, we generated $1,046,149 and $278,628 of revenues, respectively, representing an increase of $767,521, or 275%, resulting from four new contracts received during the first quarter of 2021. Revenue from product sales during the three and six months ended June 30, 2021 increased by 760% and 662%, respectively, compared to the three and six months ended June 30, 2020, mainly due to four large contracts received during the first quarter of 2021. Product sales during these periods included sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, ISC battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials. Our service revenues, which include certain research and development contracts and onsite engineering services, have not been hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

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

For the three months ended June 30, 2021 and 2020, cost of revenues was $439,206 and $44,734, respectively, an increase of $394,472 or 882%. The increase was partially due to higher revenues earned during the three months ended June 30, 2021. The gross margin percentage was 30% and 78% for the three months ended June 30, 2021 and 2020, respectively. The decrease in margins during the second quarter of 2021 is primarily the result changes in product mix sold during the second quarter.

For the six months ended June 30, 2021 and 2020, cost of revenues was $714,474 and $74,777, respectively, an increase of $639,697 or 855%. The increase was partially due to higher revenues earned during the six months ended June 30, 2021. The gross margin percentage was 32% and 73% for the six months ended June 30, 2021 and 2020, respectively. The decrease in margins during the first half of 2021 is primarily the result changes in product mix sold during the first half of 2021.

Research and Development

Research and development expenses (“R&D”) include expenses incurred in connection with the R&D of our CFV thermal management solution. R&D expenses are expensed as they are incurred.

For the three months ended June 30, 2021 and 2020, R&D expenses were $352,741 and $57,991, respectively, representing an increase of $294,750 or 508%. For the six months ended June 30, 2021 and 2020, R&D expenses were $475,724 and $169,704, respectively, representing an increase of $306,020 or 180%. The increase is primarily due to thermal energy management report fees and energy storage development services provided during the period. We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of travel, salaries, payroll taxes and other benefits, and rent expense.

For the three months ended June 30, 2021 and 2020, selling, general and administrative expenses were $2,723,303 and $421,544, respectively, an increase of $2,301,759 or 546%. The increase is primarily attributable to an increase of approximately $998,000 of stock-based compensation, an increase of approximately $651,000 of marketing and advertising expense, an increase of approximately $214,000 for professional fees resulting from engagements for financial services, quality and automation services, as well as an increase of approximately $241,000 in labor costs as the result of five new hires, an increase of approximately $148,000 of miscellaneous expenses, and an increase of approximately $50,000 of travel and entertainment expenses due to the lifting of COVID-19 dining and traveling restrictions.

For the six months ended June 30, 2021 and 2020, selling, general and administrative expenses were $4,216,114 and $886,954, respectively, an increase of $3,329,160 or 375%. The increase is primarily attributable to an increase of approximately $1,374,000 of stock-based compensation, an increase of approximately $1,137,000 of marketing and advertising expense, an increase of approximately $327,000 in labor costs as the result of five new hires, an increase of approximately $220,000 for professional fees resulting from engagements for financial services, quality and automation services, and an increase of approximately $200,000 of miscellaneous expenses, and an increase of approximately $71,000 of travel and entertainment expenses due to the lifting of COVID-19 dining and traveling restrictions.

Other Expenses

For the three months ended June 30, 2021 and 2020, other expenses were $140,137 and $105,844, respectively, representing an increase of $34,293 or 32%. The increase in other expenses is primarily due to the redemption costs associated with the repayment of notes payable of $140,000, partially offset by the decreases in amortization of debt discount of $58,000 and the change in fair value of accrued issuable equity of $47,000.

For the six months ended June 30, 2021 and 2020, other expenses were $381,703 and $126,431, respectively, representing an increase of $255,272 or 202%. The increase in other expense is primarily due to the debt redemptions costs of $140,000 associated with the repayment of notes payable, an increase of amortization of debt discount of $31,000, and an increase of $86,000 related to the change in fair value of accrued issuable equity during the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had a cash balance of $12,159,583 and working capital of $12,194,403. We incurred a net loss of $4,741,866 during the six months ended June 30, 2021 and had an accumulated deficit totaling $15,988,274 as of June 30, 2021. While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the near future, the Company believes that its current working capital is sufficient in comparison to its anticipated cash usage for a period of at least twelve months subsequent to the filing date of these financial statements.

For the six months ended June 30, 2021 and 2020, cash used in operating activities was $4,081,565 and $1,267,427, respectively. Our cash used in operations for the six months ended June 30, 2021 was primarily attributable to our net loss of $4,741,866, adjusted for non-cash expenses in the aggregate amount of $1,723,843, and $1,063,542 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2020 was primarily attributable to our net loss of $979,238, adjusted for non-cash expenses in the aggregate amount of $223,994, and $512,183 of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2021 and 2020, cash used in investing activities was $36,492 and $30,000, respectively, related to purchases of property and equipment and to improvements to the new executive offices.

For the six months ended June 30, 2021 and 2020, cash provided by financing activities was $7,397,500 and $1,956,476, respectively. Cash provided by financing activities during the six months ended June 30, 2021 represents $6,500,000 of proceeds from the sale of preferred stock and $3,712,500 received in connection with the exercise of warrants, partially offset by the $2,450,000 principal repayments on notes payable and $365,000 of financing costs paid during the period. Cash provided by financing activities during the six months ended June 30, 2020 consisted of $1,410,000 of net proceeds from the issuance of a note payable, $155,226 of proceeds from the Paycheck Protection Program loan, $757,695 of net proceeds from the sale of common stock and $3,555 proceeds from the Company’s line of credit. These amounts were partially offset by $130,000 for the payment of debt issuance costs, $225,000 for the repayments on notes payable and $15,000 of cash paid in offering costs.

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions; however, given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

During the six months ended June 30, 2021, the Company raised aggregate gross proceeds of $6,500,000 and $3,712,500 in connection with the sale of preferred stock, common stock and warrants in a public offering and the sale of common stock pursuant to warrant exercises, respectively. Of the aggregate proceeds received, $1,400,000 was used to repay principal due on the YAII Notes. The Company’s Payroll Protection Program (“PPP”) loan remains outstanding as of June 30, 2021, and the the Company intends to apply for full forgiveness of the PPP Loan. While the Company has additional availability of approximately $5,707,000 under its Standby Equity Distribution Agreement (“SEDA”) with YAII, which expires on February 7, 2022, it is currently precluded from issuing any shares under the SEDA, so long as the warrants issued on December 31, 2020 in an unrelated transaction remain outstanding, because the warrants preclude the Company from issuing shares in a variable rate transaction.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2021, we issued 1,300,000 shares of common stock as commitment shares in connection with the sale of 650 shares of Series D Convertible Preferred Stock.

On June 17, 2021, we issued 3,170,730 shares of common stock upon conversion of 650 shares of our Series D Convertible Preferred Stock.

Each of the foregoing transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In the alternative, the common stock issued upon the exercise of conversion rights is an exempt security pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

August 16, 2021	By	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman
(Principal Executive Officer)

August 16, 2021	By	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer
(Principal Financial and Accounting Officer)