Form 10-Q
period 2021-09-30
KULR Technology Group, Inc.
filed 2021-11-15
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 12, 2021, there were 104,700,707 shares of Common Stock, $0.0001 par value, issued and outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets:
Cash	$10,990,056	$8,880,140
Accounts receivable	550,379	55,492
Inventory	190,766	55,452
Prepaid expenses and other current assets	450,756	150,468
Total Current Assets	12,181,957	9,141,552
Property and equipment, net	385,750	57,857
Equipment deposits	1,029,805	—
Security deposits	58,941	8,728
Right of use asset	730,115	—
Total Assets	$14,386,568	$9,208,137

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$67,359	$66,537
Accounts payable - related party	—	2,628
Accrued expenses and other current liabilities	689,346	395,012
Notes payable, net of debt discount of $0 and $128,198 at September 30, 2021 and December 31, 2020, respectively	—	2,321,802
Accrued issuable equity	194,134	128,380
Loan payable, current portion	155,226	12,936
Lease liability, current portion	257,198	—
Deferred revenue	158,816	20,000
Total Current Liabilities	1,522,079	2,947,295
Lease liability, non-current portion	475,540	—
Loan payable, non-current portion	—	142,290
Total Liabilities	1,997,619	3,089,585

Commitments and contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; 0 and 13,972 shares issued and outstanding and liquidation preference of $0 and $13,972 at September 30, 2021 and December 31, 2020, respectively	—	1
Series C Preferred Stock, 400 shares designated; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 101,992,963 and 89,908,600 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,200	8,991
Additional paid-in capital	31,462,955	17,355,968
Accumulated deficit	(19,084,206)	(11,246,408)
Total Stockholders' Equity	12,388,949	6,118,552
Total Liabilities and Stockholders' Equity	$14,386,568	$9,208,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$600,921	$136,849	$1,647,070	$415,477
Cost of revenue	155,138	63,403	869,612	138,180
Gross Profit	445,783	73,446	777,458	277,297
Operating Expenses:
Research and development	481,855	51,820	957,579	221,524
Selling, general, and administrative	3,104,410	832,146	7,320,524	1,719,100
Total Operating Expenses	3,586,265	883,966	8,278,103	1,940,624
Loss From Operations	(3,140,482)	(810,520)	(7,500,645)	(1,663,327)

Other (Expense) Income
Interest expense, net	(758)	(1,284)	(2,389)	(5,004)
Debt redemption costs	—	—	(140,000)	—
Amortization of debt discount	—	(210,402)	(128,198)	(307,313)
Change in fair value of accrued issuable equity	45,600	9,947	(66,274)	(15,853)
Loss on foreign currency transactions	(292)	—	(292)	—
Total Other Expenses, net	44,550	(201,739)	(337,153)	(328,170)

Net Loss	(3,095,932)	(1,012,259)	(7,837,798)	(1,991,497)
Deemed dividend to Series D preferred stockholders	—	—	(2,624,326)	—
Net Loss Attributable to Common Stockholders	$(3,095,932)	$(1,012,259)	$(10,462,124)	$(1,991,497)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.01)	$(0.11)	$(0.02)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	99,018,630	82,466,734	93,816,203	82,042,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

	Series B Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	13,972	$1	—	$—	—	$—	89,908,600	$8,991	$17,355,968	$(11,246,408)	$6,118,552
Common stock issued upon conversion of Series B Convertible Preferred Stock	(13,972)	(1)	—	—	—	—	698,600	70	(69)	—	—
Stock-based compensation:
Common stock issued for services	—	—	—	—	—	—	20,000	2	49,798	—	49,800
Restricted common stock issued	—	—	—	—	—	—	2,000,000	200	(200)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	—	—	126,625	—	126,625
Amortization of stock options	—	—	—	—	—	—	—	—	9,112	—	9,112
Amortization of market-based award	—	—	—	—	—	—	—	—	130,245	—	130,245
Net loss	—	—	—	—	—	—	—	—	—	(1,714,723)	(1,714,723)
Balance - March 31, 2021	—	—	—	—	—	—	92,627,200	9,263	17,671,479	(12,961,131)	4,719,611

Issuance of Series D Convertible Preferred Stock, common stock and warrants for cash [1]	—	—	—	—	650	—	1,300,000	130	6,134,870	—	6,135,000
Common stock issued upon the conversion of Series D Convertible Preferred Stock	—	—	—	—	(650)	—	3,170,730	317	(317)	—	—
Common stock issued upon the exercise of warrants	—	—	—	—	—	—	3,000,000	300	3,712,200	—	3,712,500
Stock-based compensation:
Common stock issued for services	—	—	—	—	—	—	55,000	6	109,994	—	110,000
Restricted common stock issued	—	—	—	—	—	—	415,000	42	(42)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	—	—	433,689	—	433,689
Amortization of stock options	—	—	—	—	—	—	—	—	15,779	—	15,779
Amortization of market-based award	—	—	—	—	—	—	—	—	489,774	—	489,774
Net loss	—	—	—	—	—	—	—	—	—	(3,027,143)	(3,027,143)
Balance - June 30, 2021	—	—	—	—	—	—	100,567,930	10,058	28,567,426	(15,988,274)	12,589,210
Common stock issued upon the exercise of warrants	—	—	—	—	—	—	1,185,033	119	1,494,097	—	1,494,216
Stock-based compensation:
Common stock issued for services	—	—	—	—	—	—	85,000	9	186,391	—	186,399
Restricted common stock issued	—	—	—	—	—	—	155,000	15	(15)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	—	—	440,333	—	440,333
Amortization of stock options	—	—	—	—	—	—	—	—	20,516	—	20,516
Amortization of market-based award	—	—	—	—	—	—	—	—	754,207	—	754,207
Net loss	—	—	—	—	—	—	—	—	—	(3,095,932)	(3,095,932)
Balance - September 30, 2021	—	$—	—	$—	—	$—	101,992,963	$10,200	$31,462,955	$(19,084,206)	$12,388,949

[1]    Represents gross proceeds of $6,500,000, net of cash issuance costs of $365,000.

The accompanying notes are an integral part of these condensed consolidated financial statements

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
	Series B Convertible		Series C Convertible		Series D Convertible				Shares	Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficiency
Balance - January 1, 2020	14,487	$1	24.01	$—	—	$—	81,071,831	$8,107	$—	$7,591,239	$(8,396,312)	$(796,965)
Common stock issued as a commitment fee for the Standby Equity Distribution Agreement	—	—	—	—	—	—	95,847	10	—	63,249	—	63,259
Stock-based compensation:
Amortization of stock options	—	—	—	—	—	—	—	—	—	10,528	—	10,528
Net loss	—	—	—	—	—	—	—	—	—	—	(550,253)	(550,253)
Balance - March 31, 2020	14,487	1	24.01	—	—	—	81,167,678	8,117	—	7,665,016	(8,946,565)	(1,273,431)
Common stock issued as a commitment fee for the Standby Equity Distribution Agreement [1]	—	—	—	—	—	—	561,564	56	—	679,381	—	679,437
Stock-based compensation:
Common Stock	—	—	—	—	—	—	30,000	3	—	29,997	—	30,000
Amortization of stock options	—	—	—	—	—	—	—	—	—	9,588	—	9,588
Net loss	—	—	—	—	—	—	—	—	—	—	(428,985)	(428,985)
Balance - June 30, 2020	14,487	1	24.01	—	—	—	81,759,242	8,176	—	8,383,982	(9,375,550)	(983,391)
Common stock issued pursuant to the SEDA agreement	—	—	—	—	—	—	1,159,449	116	—	1,394,884	—	1,395,000
Common stock to be issued pursuant to the SEDA agreement	—	—	—	—	—	—	—	—	40,000	—	—	40,000
Stock-based compensation:
Common Stock	—	—	—	—	—	—	35,000	3	—	24,997	—	25,000
Amortization of stock options	—	—	—	—	—	—	—	—	—	10,038	—	10,038
Common stock issued upon conversion of Series B Convertible Preferred Stock	(515)						25,758	3	—	(3)	—	—
Common stock issued upon conversion of Series C Convertible Preferred Stock	—		(5.11)	—			56,777	6	—	(6)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,012,259)	(1,012,259)
Balance - September 30, 2020	13,972	$1	18.90	$—	—	$—	83,036,226	$8,304	$40,000	$9,813,892	$(10,387,809)	$(525,612)

[1]    Represents gross proceeds of $757,695 less $78,258 of amortized deferred offering costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(7,837,798)	$(1,991,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	128,198	307,313
Depreciation and amortization expense	29,166	10,573
Bad debt expense	—	933
Change in fair value of accrued issuable equity	66,274	15,853
Stock-based compensation	2,765,959	252,831
Changes in operating assets and liabilities:
Accounts receivable	(494,887)	(40,915)
Inventory	(135,314)	(21,070)
Prepaid expenses and other current assets	(300,288)	(97,267)
Security deposits	(50,213)	—
Right of use asset	84,702	—
Accounts payable	(1,806)	(254,260)
Accrued expenses and other current liabilities	294,334	(280,129)
Lease liability	(82,079)	—
Deferred revenue	138,816	21,600
Total Adjustments	2,442,862	(84,538)
Net Cash Used In Operating Activities	(5,394,936)	(2,076,035)

Cash Flows From Investing Activities:
Deposits for equipment purchases	(1,029,805)	—
Purchase of property and equipment	(357,059)	(46,087)
Net Cash Used In Investing Activities	(1,386,864)	(46,087)

Cash Flows from Financing Activities:
Proceeds from sale of Series D Convertible Preferred Stock, common stock and warrants	6,500,000	—
Proceeds from sale of common stock [1]	—	1,461,695
Repayments of notes payable	(2,450,000)	(159,000)
Proceeds from the exercise of warrants	5,206,716	—
Proceeds from Paycheck Protection Program loan	—	155,226
Proceeds from note payable	—	3,710,000
Payment of debt issuance costs	—	(330,000)
Payment of financing costs	(365,000)	(15,000)
Net Cash Provided By Financing Activities	8,891,716	4,822,921

Net Increase In Cash	2,109,916	2,700,799
Cash - Beginning of Period	8,880,140	108,857
Cash - End of Period	$10,990,056	$2,809,656

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$735	$3,890
Income taxes	$—	$—

Non-cash investing and financing activities:
Right of use asset for lease liability	$814,817	$—
Beneficial conversion feature on Series D Convertible Preferred Stock	$2,624,326	$—
Common stock issued as a commitment fee for the SEDA agreement	$—	$63,259
Deferred offering costs reclassified to equity	$—	$13,042
Common stock issued upon conversion of Series B Convertible Preferred Stock	$70	$3
Common stock issued upon the conversion of Series C Convertible Preferred Stock	$—	$6
Common stock issued upon the conversion of Series D Convertible Preferred Stock	$317	$—
Common stock issued in satisfaction of accrued issuable equity	$209,200	$—
Original issuance discount on note payable	$—	$290,000
Common stock issued for repayment of note payable	$—	$691,000
Subscriptions receivable for accrued issuable equity	$—	$40,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 19, 2021.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates and has determined there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Liquidity

During the nine months ended September 30, 2021, the Company raised gross proceeds of $6,500,000 in connection with the sale of preferred stock, common stock and warrants, and raised proceeds of $5,206,716 in connection with the exercise of warrants to purchase common stock. During the nine months ended September 30, 2021, the Company repaid outstanding notes payable in the amount of $2,450,000. Subsequent to September 30, 2021, the Company received an aggregate of $6,500,000 in connection with the exercise of warrants. See Note 12 – Subsequent Events for additional details.

As of September 30, 2021, the Company had cash of $10,990,056 and working capital of $10,659,878. While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the foreseeable future, the Company believes that its current working capital is sufficient in comparison to its anticipated cash usage for a period of at least twelve months subsequent to the filing date of these financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable, revenue and accounts payable.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There was an uninsured balance of $10,489,922 and $8,513,010 as of September 30, 2021 and December 31, 2020, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, or whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		As of	As of
	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Customer A	88%	*	41%	*	96%	*
Customer B	*	26%	*	*	*	70%
Customer C	*	*	*	12%	*	*
Customer D	*	*	40%	*	*	*
Customer E	*	35%	*	44%	*	*
Customer F	*	12%	*	*	*	*
Customer G	*	*	*	*	*	19%
Customer H	*	*	*	*	*	10%
Total	88%	73%	81%	56%	96%	99%

*	Less than 10%

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

Vendor Concentrations

Vendor concentrations are as follows for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Vendor A	*	29%	*	17%
Vendor B	*	13%	*	*
Vendor C	*	*	*	11%
Vendor D	*	*	*	13%
Vendor E	*	11%	*	*
Vendor F	*	*	11%	*
Vendor G	26%	*	11%	*
Vendor H	10%	*	*	*
Vendor I	12%	*	*	*
	48%	53%	22%	41%

*	Less than 10%

Inventory

Inventory is comprised of carbon fiber velvet ("CFV") thermal interface solutions and internal short circuit batteries, which are available for sale. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of September 30, 2021 and December 31, 2020, the Company's inventory was comprised solely of finished goods.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time that the product is transferred to the customer, which is generally at the time products leave the Company’s distribution center.
●	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the Company's revenue recognized during the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales	$600,921	$136,849	$1,356,530	$235,979
Contract services	—	—	290,540	179,498
Total revenue	$600,921	$136,849	$1,647,070	$415,477

As of September 30, 2021 and December 31, 2020, the Company had $158,816 and $20,000 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. During the three and nine months ended September 30, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

As of September 30, 2021 and December 31, 2020, the Company had $62,908 and $31,212, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. Deferred labor costs represent costs to fulfill the Company's contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to shipping and handling are recorded as revenue. Costs incurred for shipping and handling are included as cost of revenues on the accompanying condensed consolidated statements of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, less unvested issued restricted stock. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period, if not antidilutive.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2021	2020
Series B Convertible Preferred Stock	—	698,600
Series C Convertible Preferred Stock	—	189,000
Unvested restricted stock	2,615,000	—
Market-based equity awards	3,000,000	—
Options	590,000	395,000
Warrants	5,202,878	210,025
Total	11,407,878	1,492,625

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260, Earnings per Share, relating to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The guidance becomes effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company does not expect this new standard to have a material impact on its financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 3    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Deferred labor costs	$62,908	$31,212
Filing	2,729	9,944
Insurance	66,572	16,035
Marketing	115,794	58,103
Other	11,662	25,820
Professional fees	63,582	9,354
Subscriptions	30,009	—
Vendor deposits	97,500	—
Total prepaid expenses	$450,756	$150,468

NOTE 4    EQUIPMENT DEPOSITS

The Company entered into agreements with third party contractors for the design and build of a battery packaging and inspection automation system and a cell testing system. On July 22, 2021 and September 27, 2021, the Company paid deposits of $330,000 and $699,805 in connection with these agreements.

NOTE 5    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Board compensation	$60,808	$—
Payroll and vacation	219,547	278,854
Legal and professional fees	232,200	81,902
Research and development	97,222	—
Other	79,569	34,256
Total accrued expenses and other current liabilities	$689,346	$395,012

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6    ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the nine months ended September 30, 2021 is presented below.

Balance, January 1, 2021	$128,380
Additions	208,680
Reclassifications to equity upon issuance	(209,200)
Mark-to market	66,274
Balance, September 30, 2021	$194,134

During the nine months ended September 30, 2021, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company, having an aggregate grant date value of $208,680, and settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 100,000 shares with an aggregate fair value of $209,200.

During the three and nine months ended September 30, 2021, the Company recorded income of $45,600 and a charge of $66,274, respectively, related to the change in fair value of accrued issuable equity.

NOTE 7    LEASES

On April 5, 2021, the Company entered into a new lease agreement for office space in San Diego, California, effective June 1, 2021. The initial lease term is three years and there is an option to renew for an additional five years. Management does not expect to exercise its option to renew. Monthly rental payments under the new lease begin at $23,787, which is comprised of $18,518 of base rent plus $5,268 of common area maintenance fees, with annual escalation of 3.5%. The Company paid a security deposit of $50,213 in connection with the new lease agreement.

The Company determined that the value of the lease liability and the related right-of-use asset at inception was $814,817, using an estimated incremental borrowing rate of 5%.

The Company also rents office space in San Diego, California on a month-to-month basis, at monthly rent of $5,127, which is comprised of $4,572 of base rent plus $555 of association fees.

During the three and nine months ended September 30, 2021, aggregate operating lease expense was $89,305 and $144,765, respectively. For the three and nine months ended September 30, 2020, operating lease expense was $15,616 and $42,832, respectively. As of September 30, 2021, the Company did not have any financing leases.

Maturities of lease liabilities as of September 30, 2021 were as follows:

Maturity Date
Remaining three months ending December 31, 2021	$71,361
2022	289,981
2023	297,917
2024	125,530
Total lease payments	784,789
Less: Imputed interest	(52,051)
Present value of lease liabilities	732,738
Less: current portion	(257,198)
Lease liabilities, non-current portion	$475,540

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to the lease was as follows:

	For the Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$82,079	$—

Right-of-use asset obtained in exchange for lease obligations
Operating lease	$814,817	$—

NOTE 8    NOTES PAYABLE

A summary of notes payable activity during the nine months ended September 30, 2021 is presented below:

	Notes	Debt
	Payable	Discount	Total
Balance, January 1, 2021	$2,450,000	$(128,198)	$2,321,802
Repayments in cash	(2,450,000)	—	(2,450,000)
Amortization of debt discount	—	128,198	128,198
Outstanding, September 30, 2021	$—	$—	$—

NOTE 9    RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2021, the Company had no material related party transactions.

Accounts Payable – Related Party

Accounts payable – related party consisted of a liability of $0 and $2,628, as of September 30, 2021 and December 31, 2020, respectively, to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions in prior periods.

NOTE 10    STOCKHOLDERS’ EQUITY

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

Stock-Based Compensation

During the three month and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $1,292,096 and $2,765,959, respectively of which $0 and $15,190, respectively, is included in research and development expenses, and $1,292,096 and $2,750,770, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $158,014 and $252,831, respectively, of which $7,424 and $22,961, respectively was charged to research and development expense and $150,590 and $229,870, respectively is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table presents information related to stock-based compensation for the three months and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common stock for services	$77,040	$147,976	$345,679	$222,676
Amortization of restricted common stock	440,333	—	1,000,647	—
Amortization of market-based awards	754,207	—	1,374,226	—
Stock options	20,516	10,038	45,407	30,155
Total	$1,292,096	$158,014	$2,765,959	$252,831

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Common Stock Issued for Services

For the three and nine months ended September 30, 2021, the Company issued 85,000 and 160,000 shares of immediately vested common stock, respectively, having an aggregate grant date value of $186,399 and $346,199, respectively.

Warrants

During the three and nine months ended September 30, 2021, the Company issued an aggregate of 1,185,033 and 4,185,033 shares of common stock, respectively, in connection with exercises of outstanding warrants pursuant to which we received gross proceeds in the aggregate amount of $1,494,216 and $5,206,716, respectively.

A summary of warrants activity during the nine months ended September 30, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2021	6,787,911	$1.25
Issued	2,600,000	2.50
Exercised	(4,185,033)	(1.24)
Expired	—	—
Forfeited	—	—
Outstanding, September 30, 2021	5,202,878	$1.88	4.4	$2,158,307

Exercisable, September 30, 2021	5,202,878	$1.88	4.4	$2,158,307

The following table presents information related to warrants as of September 30, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	2,594,553	4.3	2,594,553
$1.50	8,325	0.2	8,325
$2.50	2,600,000	4.6	2,600,000
	5,202,878	4.4	5,202,878

Restricted Common Stock

The following table presents information related to restricted common stock (excluding Market-Based Awards) as of September 30, 2021:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested balance, January 1, 2021	72,500	$1.24
Granted	2,570,000	2.55
Vested	(27,500)	2.06
Forfeited	—	—
Non-vested shares, September 30, 2021	2,615,000	$2.52

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2021, there was $5,560,259 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 3.2 years.

Stock Options

A summary of options activity (excluding Market-Based Awards) during the nine months ended September 30, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2021	370,000	$0.66
Granted	220,000	2.30
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, September 30, 2021	590,000	$1.27	3.2	$527,600

Exercisable,September 30, 2021	324,167	$0.66	2.3	$460,317

The following table presents information related to stock options (excluding Market-Based Awards) as of September 30, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	370,000	2.3	324,167
$1.99	10,000	—	—
$2.03	20,000	—	—
$2.05	10,000	—	—
$2.08	10,000	—	—
$2.13	20,000	—	—
$2.27	30,000	—	—
$2.43	20,000	—	—
$2.44	100,000	—	—
	590,000	2.3	324,167

As of September 30, 2021, there was $175,780 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the weighted average remaining vesting period of 2.9 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk free interest rate	0.20% - 0.23%	N/A	0.20% - 0.85%	1.58%
Expected term (years)	3.50	N/A	2.5 - 3.5	2.50
Expected volatility	109.00%	N/A	93% - 109%	93.00%
Expected dividends	0%	N/A	0%	0%

For the three and nine months ended September 30, 2021, the stock options had a weighted average grant date value of $1.55 and $0.80 per option share, respectively. For the nine months ended September 30, 2020, the stock options had a weighted average grant date value of $0.36 per option share. There were no stock options granted during the three months ended September 30, 2020.

See Market-Based Awards below for additional information.

Market-Based Awards

The following table presents information related to market-based awards as of September 30, 2021:

	Number of	Grant Date
Award	Shares	Fair Value
Restricted stock units	1,500,000	$1.94
Stock options	1,500,000	$1.72
Total	3,000,000	$3.66

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

The following assumptions were used in applying the Monte Carlo valuation model to the Company’s market-based awards described above.

	March 1,		June 10,
	2021		2021
Risk free interest rate	0.71%		0.73%
Expected volatility	98.9%		98.5%
Expected dividend yield	0%		0%
Expected life of market-based awards	2.1	years	2.2	years
Fair value of common stock on date of grant	$2.61		$2.62

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2021, there was $4,116,195 of unrecognized stock-based compensation expense related to market-based awards which will be amortized over the remaining weighted average vesting period of 1.86 years.

NOTE 11    COMMITMENTS AND CONTINGENCIES

Technology Development and Sponsorship Agreement

On March 31, 2021, the Company entered into a multi-year technology development and sponsorship agreement, pursuant to which the Company has committed to spend an aggregate of $900,000 in sponsorship fees, payable in three installments, of which $250,000 was paid on April 1, 2021, $300,000 is payable on January 1, 2022, and $350,000 is payable on January 1, 2023. The April 1, 2021 payment of $250,000 was recorded as a prepaid expense and is being amortized over the performance period.  During the nine months ended September 30, 2021, $166,667 of sponsorship fees expense was recognized related to the agreement.

In addition, the Company has committed to paying an aggregate of $750,000 related to technology development fees, which is to be paid in three equal installments during 2021, 2022 and 2023. As of September 30, 2021, no portion of the technology fees has been paid.

Research and Development Agreements

On April 5, 2021, the Company entered into a research and development agreement to develop high-areal-capacity battery electrodes to increase the energy density of batteries. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $580,375, payable in eight quarterly installments of $72,547. During the nine months ended September 30, 2021, $145,094 of expense was recognized related to this agreement.

On August 18, 2021, the Company entered into a multi-year research and development agreement for a solid-state rechargeable battery, pursuant to which the Company has committed to spend an aggregate amount of $592,196 in eight quarterly payments of $74,025. During the nine months ended September 30, 2021, $24,675 of expense was recognized related to the agreement.

NOTE 12    SUBSEQUENT EVENTS

Common Stock

During October 2021, the Company issued an aggregate of 1,600,000 shares of common stock upon the exercise of outstanding warrants pursuant to which the Company received an aggregate of $4,000,000 of gross proceeds.

During November 2021, the Company issued 107,744 unregistered shares of common stock as an equity incentive grant, which shares are subject to a four-year vesting schedule.

During November 2021, the Company issued an aggregate of 1,000,000 shares of common stock upon the exercise of outstanding warrants pursuant to which the Company received an aggregate of $2,500,000 of gross proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (the “Company”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

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

Exercise of Warrants

During the nine months ended September 30, 2021, we issued 4,185,033 shares of common stock upon the exercise of warrants for proceeds of $5,206,716.

NYSE American Exchange Listing

On June 7, 2021, the Company’s common stock was up listed and now trades on the NYSE American Exchange.

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared With the Three and Nine Months Ended September 30, 2020

Revenues

Our revenues consisted of the following during the three months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales	$600,921	$136,849	$1,356,530	$235,979
Contract services	—	—	290,540	179,498
Total revenue	$600,921	$136,849	$1,647,070	$415,477

For the three months ended September 30, 2021 and 2020, we generated $600,921 and $136,849 of revenues, respectively, representing an increase of $464,072, or 339%. For the nine months ended September 30, 2021 and 2020, we generated $1,647,070 and $415,477 of revenues, respectively, representing an increase of $1,231,593, or 296%, primarily resulting from three new contracts received during the first three quarters of 2021. Revenue from product sales during the three and nine months ended September 30, 2021 increased by 339% and 475%, respectively, compared to the three and nine months ended September 30, 2020, primarily resulting from two large contracts received during the first three quarters of 2021. Product sales during these periods included sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, ISC battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials. Our service revenues, which include certain research and development contracts and onsite engineering services, have not been hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

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

For the three months ended September 30, 2021 and 2020, cost of revenues was $155,138 and $63,403, respectively, an increase of $91,735 or 145%. The increase was primarily due to higher revenues earned during the three months ended September 30, 2021. The gross margin percentage was 74% and 54% for the three months ended September 30, 2021 and 2020, respectively. The increase in margins during the third quarter of 2021 is primarily the result of changes in product mix sold during the third quarter.

For the nine months ended September 30, 2021 and 2020, cost of revenues was $869,612 and $138,180, respectively, an increase of $731,432 or 529%. The increase was primarily due to higher revenues earned during the nine months ended September 30, 2021. The gross margin percentage was 47% and 67% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in margins realized during the nine months ended September 30, 2021 is primarily attributable to an individual contract that resulted in a gross margin of 13% during the second quarter of 2021.

Research and Development

Research and development expenses (“R&D”) include expenses incurred in connection with the R&D of our CFV thermal management solution and solid-state rechargeable batteries. R&D expenses are expensed as they are incurred.

For the three months ended September 30, 2021 and 2020, R&D expenses were $481,855 and $51,820, respectively, representing an increase of $430,035 or 830%. For the nine months ended September 30, 2021 and 2020, R&D expenses were $957,579 and $221,524, respectively, representing an increase of $736,055 or 332%. The increase is primarily due to thermal energy management report fees and energy storage development services provided during the period. We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, stock-based compensation, legal and professional expense, marketing and advertising expense, payroll taxes and other benefits, and rent expense.

For the three months ended September 30, 2021 and 2020, selling, general and administrative expenses were $3,104,410 and $832,146, respectively, an increase of $2,272,264 or 273%. The increase is primarily attributable to an increase of approximately $1,116,000 of stock-based compensation, an increase of approximately $252,000 of marketing and advertising expense, an increase of approximately $210,000 for professional fees resulting from engagements for financial services, quality and automation services, as well as an increase of approximately $342,000 in labor costs as the result of sixteen new hires, an increase of approximately $193,000 of miscellaneous expenses, and an increase of approximately $92,000 of travel and entertainment expenses due to the lifting of COVID-19 dining and traveling restrictions.

For the nine months ended September 30, 2021 and 2020, selling, general and administrative expenses were $7,320,524 and $1,719,100, respectively, an increase of $5,601,424 or 326%. The increase is primarily attributable to an increase of approximately $2,511,000 of stock-based compensation, an increase of approximately $1,389,000 of marketing and advertising expense, an increase of approximately $648,000 in labor costs as the result of eight new hires, an increase of approximately $433,000 for professional fees resulting from engagements for financial services, quality and automation services, and an increase of approximately $451,000 of miscellaneous expenses, and an increase of approximately $163,000 of travel and entertainment expenses due to the lifting of COVID-19 dining and traveling restrictions.

Other Expenses

For the three months ended September 30, 2021 and 2020, other income (expenses) were $44,550 and $(201,739), respectively, representing an increase of $246,289. The increase in other income is primarily due to no 2021 charges for amortization of debt discount and the increased income from the change in fair value of accrued issuable equity of $45,600.

For the nine months ended September 30, 2021 and 2020, other expenses were $337,153 and $328,170, respectively, representing an increase of $8,983 or 3%. The increase in other expense is primarily due to the 2021 debt redemptions costs of $140,000 associated with the repayment of notes payable, and an increase of $50,000 of expenses related to the change in fair value of accrued issuable equity, partially offset by a decrease of amortization of debt discount of $179,000 during the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had a cash balance of $10,990,056 and working capital of $10,659,878. We incurred a net loss of $7,837,798 during the nine months ended September 30, 2021 and had an accumulated deficit totaling $19,084,206 as of September 30, 2021. While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the near future, the Company believes that its current working capital is sufficient in comparison to its anticipated cash usage for a period of at least twelve months subsequent to the filing date of these financial statements.

For the nine months ended September 30, 2021 and 2020, cash used in operating activities was $5,394,935 and $2,076,035, respectively. Our cash used in operations for the nine months ended September 30, 2021 was primarily attributable to our net loss of $7,837,798, adjusted for non-cash expenses in the aggregate amount of $2,989,598, and $546,735 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2020 was primarily attributable to our net loss of $1,991,497, adjusted for non-cash expenses in the aggregate amount of $587,503, and $672,041 of net cash used to fund changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2021 and 2020, cash used in investing activities was $1,386,864 and $46,087, respectively, related to equipment purchases and improvements to the new executive offices.

For the nine months ended September 30, 2021 and 2020, cash provided by financing activities was $8,891,716 and $4,822,921, respectively. Cash provided by financing activities during the nine months ended September 30, 2021 represents $6,500,000 of proceeds from the sale of preferred stock and $5,206,716 received in connection with the exercise of warrants, partially offset by the $2,450,000 principal repayments on notes payable and $365,000 of financing costs paid during the period. Cash provided by financing activities during the nine months ended September 30, 2020 consisted of $3,710,000 of net proceeds from the issuance of notes payable, $155,226 of proceeds from the Paycheck Protection Program loan, and $1,461,695 of net proceeds from the sale of common stock. These amounts were partially offset by $330,000 for the payment of debt issuance costs, $159,000 for the repayments on notes payable and $15,000 of cash paid for financing costs.

Subsequent to September 30, 2021, the Company received an aggregate of $6,500,000 in connection with the exercise of warrants.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we issued 51,700 unregistered shares of common stock upon the exercise of warrants.

During the three months ended September 30, 2021, the Company issued 155,000 unregistered shares of common stock for services, which shares are subject to a 6-month vesting schedule.

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

Date: November 15, 2021	By	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer
(Principal Financial and Accounting Officer)