Form 10-K
period 2021-12-31
KULR Technology Group, Inc.
filed 2022-03-28
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [             ] to [             ]

Commission file number 001-40454

KULR TECHNOLOGY GROUP, INC.

(Name of small business issuer in its charter)

Delaware	81-1004273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4863 Shawline Street, San Diego, California 92111
(Address of Principal Executive Offices)

Issuer’s telephone number: (408) 663-5247

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KULR	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Auditor PCAOB ID: 688	Auditor Name: Marcum LLP	Auditor Location: Los Angeles,California

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $153,270,922 based on the closing price of $2.47 as of that date.

As of March 28, 2022, there were 104,864,715 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None.

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” “our” and similar words refer to KULR Technology Group, Inc. (“KULR”), a Delaware corporation, and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”), a Delaware corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.” You should consider carefully the statements under “Item 1A. Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I

ITEM 1. BUSINESS

Overview and Market Opportunities

KULR Technology Group, Inc., through our wholly owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for batteries, electronics, and other components across an array of battery-powered applications. As the global economy becomes increasingly electrified and connected, KULR is addressing the rising demand for cooler, lighter, and safer batteries, and electronic systems. Leveraging the company’s roots in developing breakthrough cooling solutions for NASA space missions and backed by a strong intellectual property portfolio, KULR provides customers with industry-leading battery safety technologies as well as cost-effective cooling technologies that outperform traditional solutions. The world’s leading aerospace, electronics, energy storage, 5G infrastructure, and electric vehicle manufacturers trust KULR to solve safety, reliability, and efficiency challenges in an ethical and environmentally sustainable manner.

Active government initiatives propelled by industry and regulatory tailwinds are increasing demand for battery recycling and clean energy, resulting in an expanding total addressable market for KULR’s solutions. The Company’s disruptive technologies strive to fulfill an addressable $24 billion thermal management systems market (estimated based on market data projections published by Converged Markets stating that the thermal management systems market size was projected to grow from $11.1 billion in 2017 to $24.8 billion by 2025. The Company’s integrated design approach offers comprehensive solutions in thermal interface materials, lightweight heat exchangers, and protection against lithium-ion battery thermal runaway propagation. Its high-performance solutions can be designed to fit demanding configurations and applications.

As companies and governments around the world pledge to meet net zero emissions over the next few decades, KULR is uniquely positioned to accelerate the adoption of clean energy solutions and sustainable products and facilitate the migration to a global circular economy. The Company’s goal is to provide total battery safety solutions for more efficient battery systems, increased sustainability, and end-of-life battery management, making KULR a key technology solutions provider in the migration to a global circular economy.

Energy Storage

The U.S. doubled its energy storage capacity in 2021 and is expected to increase 17x by 2030, according to Wood Mackenzie. Lithium-ion batteries are the dominant technology on the market for energy storage because of their cost and availability but do carry well documented safety risks. While rare, cell to cell thermal runaway in lithium-ion batteries can cause a fire or explosion. For example, an explosion at Arizona Public Service’s McMicken battery plant injured four emergency responders in 2019 and overheating caused the 1.2 GWh Moss Landing storage facility in California to go off-line. To reach net zero by mid-century will require an additional 245 GWh of battery capacity each year until 2030, but incidents of the like distill trust in battery technologies and threaten to slow the pace which is needed to achieve decarbonization goals. KULR’s passive propagation resistant (PPR) and thermal runaway shield (TRS) technologies prevent cell to cell thermal runaway propagation and inhibit fire and ejecta of a single cell from exiting the battery enclosure, making battery energy storage packs safe for homes, hospitals, schools, and universities, and more. KULR is partnering with leaders in the energy storage industry such as Volta Energy Products, the subsidiary of Buffalo NY based parent company, Viridi Parente, to increase deployments of safe, reliable, and durable energy storage safety systems to accelerate the broader energy transition.

Battery Recycling and Management

KULR-Tech Safe_Case provides a safe and cost-effective solution to commercially store and transport lithium batteries, which is increasing in frequency as supply chain challenges and ESG commitments necessitate battery recycling and end-of-lifecycle management. Whether shipping a single battery, a battery-powered device or a load shipment of batteries, KULR’s technology mitigates the impacts of cell-to-cell thermal runaway propagation and ensures a safe journey. KULR’s Thermal Runaway Shield (TRS) technology is trusted by NASA to ship and store astronauts’ laptop batteries on the International Space Station. In addition, KULR combines its Passive Propagation Resistant (PPR) solutions with its new CellCheck intelligent battery management system to extend battery life. The CellCheck modular battery management system platform is KULR’s AI-powered battery safety technology for e-mobility, energy storage and fleet applications. It captures real time and lifetime battery intelligence, sensing adverse electrical, environmental, and physical events to analyze and control for maximum battery safety, reliability, and performance. As commercial industries across the board face greater scrutiny to comply with ESG standards, KULR is serving a total addressable market for a circular economic model for batteries that will reach over $21 billion by 2025 (estimated based on market data projections published by Grand View Research, Inc. stating that the global battery recycling market size is expected to reach $21.04 billion by 2025).

E-mobility

KULR is supporting the shift to electrified transport by enabling safer, lighter, and faster charging lithium-ion batteries for electric vehicles and micro mobility solutions. KULR’s passive propagation resistant (PPR) battery pack solutions increase battery energy capacity while preventing thermal runaway events that can lead to hazardous explosions, helping the transportation industry to address growing public safety concerns around electric vehicles, electric aviation and micro-mobility markets.

Vehicle technology advancements and EV range anxiety requires more battery capacity to expand the range and power of existing platforms while adding new, power-demanding components for advances such as 5G data networks. The additional strain on batteries increases the risk for overheating and serious failures and can damage sensitive chip architecture. In addition, overheating has been a key limiting factor for advancing fast charging battery technology. KULR’s carbon fiber thermal management technologies reduce the thermal resistance inside battery cells while increasing electrical conductivity to dissipate heat more efficiently to enable the safe deployment of fast charging batteries. With KULR, automotive OEMs and battery manufacturers can increase the energy capacity of battery cells so less cells are needed, making for lighter vehicles that drive further before needing to be charged.

Aerospace/Defense

KULR’s thermal management solutions enable the defense and aerospace industries to safely deploy electronic technologies that support critical missions and protect national security. Technology in this sector is developing at increasing rates - the space industry alone will be worth nearly $3 trillion in 30 years. The electronic devices being placed into aircrafts, satellites, and missiles are becoming ever smaller and more powerful. Lithium-ion batteries, which are already prone to overheating and propagation, are exposed to harsh thermal environments as well as shock and vibration during aerospace and defense operations. The Company has partnered with Lockheed Martin, Leidos and other prime contractors to develop and supply mission-critical technologies for hypersonic vehicles, high-power magnetic wave, and other defense systems.

High-Powered Computing & 5G

Demand for improved, cost-effective cooling solutions in the rapidly growing 5G and cloud computing industries is ever-increasing. KULR’s portfolio of thermal management solutions target air and liquid-cooling of high-performance computing applications such as crypto mining, cloud computing, AI, and AR/VR simulations to maximize performance, energy efficiency and safety. KULR’s proprietary carbon fiber-based suite of thermal interface materials leverage advanced carbon fiber based heatsink technology that offers customers highly customizable, lightweight, and cost-effective solutions with industrial-level reliability due to their high thermal conductivity, lightweight, and low contact pressure.

New Battery Cell Development

KULR started a research and development initiative using carbon fiber structures to produce battery cells with higher energy density and faster charging capabilities. Fast-charging will be the killer app for next-gen batteries. Right now, overheating is a key limiting factor in advancing fast-charging battery technology. There may be a way to solve that problem by using carbon fiber inside the battery cell to reduce thermal and electrical resistance which can dissipate heat more effectively. The R&D initiatives include thicker cathode with higher loading factor, silicon anode, lithium metal anode and solid-state electrolyte development. This is a long-term strategic development for KULR.

Commercial Partnerships

KULR has a long-term technology and developmental partnership with Andretti Technologies (ATEC), the advanced technology arm of racing team Andretti Autosport. The alliance will establish a thermal management testing and design platform for high-performance battery solutions with the highest safety ratings that will be adapted to the technical requirements of Andretti’s racing enterprise with the goal of transferring solutions to mass-market electric vehicle (EV) applications.

New Facility and IT-Systems

KULR relocated in October 2021 to a new facility located at 4863 Shawline St, San Diego, CA. The facility is 3 times larger than the previous facility with adequate room to support our new automated battery cell testing capability that will launch in Q322 as well as personnel growth. Additionally, we installed independently enclosed areas to support the machine shop, testing lab, battery lab, and Fiber Thermal Interface Material (“FTI”) manufacturing lab. We have implemented a 5S standard for the entire facility and will seek ISO 9001 certification in June 2022.

KULR has engaged with Managed Solutions to enhance our IT infrastructure and improve all aspects of Cyber Security. As a sub-contractor for DOD programs, it was vital that KULR have state of the art IT systems and controls. We believe the best path based on the current scale of the company is to outsource this activity to a professional IT services organization. The result of this activity was an improvement of our NIST score of over 140 points.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations, as a result, we will eventually need to generate significant revenues to achieve profitability. Until that time we shall have to continue to use cash reserves or raise additional cash through equity or debt financings.

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

Recent Developments

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates and has determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021, although the full extent of the future impact of COVID-19 on the Company’s operations and financial condition remains uncertain.

Appointment of Officers and Management

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

In addition, during 2021, we hired Antonio Martinez as our new Vice President of Operations on April 19, 2021 and Greg Provenzano as our new Vice President of Sales and Marketing on June 10, 2021.

Appointment and Resignation of Independent Directors

Effective June 7, 2021, in connection with our uplisting to the NYSE American exchange, Morio Kurosaki, Joanna D. Massey and Stayce D. Harris were appointed as directors to our Board of Directors. In connection with their appointments, each of Mr. Kurosaki, Dr. Massey and Ms. Harris were granted compensation equal to (1) $10,000 per quarter; (2) 20,000 shares of the Company’s restricted common stock, vesting in equal 5,000 share increments per quarter, with the first quarterly vest on September 7, 2021, subject to the respective director’s continued services to the Company; (3) $5,000 per year ($10,000 for respective chairpersons), beginning on June 7, 2021, for each directors’ positions on each of the Compensation Committee and Nominating and Corporate Governance Committee of the Board; (4) $8,000 per year ($17,000 for the chairperson), beginning on June 7, 2021, for each directors’ position on the Audit Committee of the Board; and (5) customary per diems and/or expense reimbursements for attending meetings of the Board.

Effective as of December 13, 2021, Ms. Harris resigned as an independent member of the Board.

Conversion of Series B Preferred Stock

During the year ended December 31, 2021, KULR issued an aggregate of 698,600 shares of our common stock upon conversion of 13,972 shares of our Series B Preferred Stock, after which there remained no further Series B Preferred Stock outstanding.

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

Exercise of Warrants

During the year ended December 31, 2021, we issued 6,793,358 shares of common stock upon the exercise of warrants for proceeds of $11,719,204.

NYSE American Exchange Listing

On June 7, 2021, the Company’s common stock was up listed and now trades on the NYSE American Exchange.

Sales and Marketing Strategy

The Company markets and sells products and solutions directly to customers and through representatives. We believe that a direct relationship with Key Accounts allows us to have more in-depth technical interactions, faster turnaround time and provides valuable information directly to our Engineering and Marketing teams we use to improve our product features and roadmap. We market to our customers through our website, industry conferences, and industry market research reports. In the first half of 2022, we are expanding our direct sales and support team for Key Account coverage and to support an expanded representative and distributor network in the second half of 2022.

Advertising and Communications Strategy

We plan to utilize all forms of advertising and communications tools at our disposal. This includes commissioning unbiased white papers and technical papers, attending, sponsoring, and guest speaking at industry events, conferences, and symposiums. We have hired a public relations consultant who will oversee our press releases and media relations interface with newspapers, magazines, and blogs. We have also hired a SEO specialist for social media outreach activities and will also rely on the company’s pedigree within the thermal management community to spread high praise via word of mouth. To date, as a result of these efforts, we have received coverage in WSJ, Cheddar TV, CNBC, Forbes, EE Times, USA Today, Business Insider and others.

Intellectual Property and Patent Strategy

Our intellectual property strategy includes pursuing patent protection for new innovations in core carbon fiber architecture development, application development, acquisition of intellectual property, and licensing of third-party patents and intellectual property. As of December 31, 2021, we have five patents granted and assigned to KULR, an exclusive license to four third party patents, and eight pending nonprovisional and provisional patent applications.

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

KULR Battery Cell Screening and Testing Automation System: A new automated battery cell testing platform in the second quarter of 2021 to support the stringent requirements of NASA and the DOD. This platform has been designed to meet the entire specifications of NASA WI-037 battery testing requirements. The automated equipment is modular and the initial processing capability is 500K cells annually. Based on current commitments for the equipment, we intend to have the system installed and validated in the third quarter of 2022.

CellCheck: A scalable battery management platform to provide a new level of safety, performance optimization and regulatory compliance capabilities to our customers. We achieve this by putting together a modular architecture that's built on large data sets, performing an array of analytics, and then layering on top of it AI algorithms to provide predictive and preventative intelligence to our customers. It’s modular so that we can incorporate new capabilities and enhancements to the platform as the battery evolution accelerates in the coming years. This is another significant step to position KULR as a one-stop-shop total solutions provider of battery thermal energy and safety management.

KULR-Tech Safe Case: This product was developed for the commercial transportation and storage of Li-ion batteries. It is an extension of the product jointly developed with NASA, the TRS Bags which safely store and transport Li-ion batteries to and in the International Space Station. The cases have been tested and granted special permits by the Department of Transportation (DOT) for shipment of Li-ion batteries up to 2.1KWh for shipment of batteries classified as DDR (damaged, defective or recall), recycling and prototype.

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

Phase Change Material (“PCM”) Heat Sink: KULR PCM composite heat sinks consisting of a conductive carbon fiber velvet embedded with a proprietary heat dissipation medium having high latent heat at its melting point. Such heat sinks offer passive thermal control for instruments that would otherwise overheat or under-cool during periodic operations. A typical application involves lasers that dissipate heat but need tight thermal control where active cooling is unavailable.

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

Thermal interface material is a large and fragmented market with many large suppliers including Henkel Bergquist, Fujipoly, Laird, 3M, Honeywell and others. These solutions are typically based on silicone and thermal particles. KULR’s FTI offers high bulk thermal conductivity and low contact pressure requirements, which we believe gives us a competitive advantage over other thermal interface solutions.

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

Employees

As of December 31, 2021, we had 52 full time employees and 5 contractors. We believe that we maintain a good working relationship with our employees, and we have not experienced any significant labor disputes. In addition, KULR leverages outsource partners for IT management, Software Development, Battery Cell R&D, and Machine Automation.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyright, trademarks and trade secrets. We have, and will continue to, file applications for and/or obtain patents, copyrights and trademarks in the United States and selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by implementing organizational nondisclosure policies and through the use of appropriate confidentiality agreements. As of December 31, 2021, we held five U.S. patents and eight non-provisional pending U.S. patent applications with expiration dates ranging from 2022 to 2035. In addition, KULR has exclusive license on four patents from its partnerships. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks, and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. We also have trademarks that are used in the conduct of our business to distinguish genuine KULR products; KULR has been granted trademarks for Class 9 and Class 17 applications.

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

(KULR primarily sells bulk materials or products made with these materials to other companies for incorporation into their products). Although KULR’s technologies were previously used in numerous advanced space and industrial applications for NASA, there has been no significant incorporation of our materials or products into customer products that are released for commercial sale as of the date of this report. Because there is no demonstrated history of large-scale commercial success for our products, it is possible that such commercial success may never happen and that we will never achieve the level of revenues necessary to sustain our business.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business.

We anticipate that we will incur operating losses for the foreseeable future. Although we currently have adequate cash to fund operations over the next year, we may require additional funds for our anticipated operations and if we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

We could experience significant disruptions in supply from our current or future sources.

We could experience significant disruptions as a result of global supply chain issues and, in the event of a disruption, we cannot make any assurances that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or alternative purchasers of our products. Identifying suitable supplier and purchasers is a resource-intensive process that requires us to become satisfied with quality control, responsiveness and service, financial stability and labor and other ethical practices. In addition, any indirect supply chain disruptions due to United States trade policy with China or the recent military conflict in Ukraine may further complicate existing supply chain constraints and direct or indirect customers’ demand for our products. Interruption of our supplies and in demand of our products by our purchasers, or the loss of one or more key suppliers or purchasers, could have a negative effect on the Company’s business and operating results. Any delays, interruption or increased costs or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net sales and operating income both in the short and long term, which could in turn negatively impact our business, financial condition and the price of our shares.  In addition, we cannot adequately predict the effects of the global supply chain disruptions on our customers or potential customers and the indirect effects such disruptions could have on our operations both in the short and long term, which could in turn negatively impact our business, financial condition and the price of our shares.

We have limited experience in higher volume manufacturing that will be required to support profitable operations, and the risks associated with scaling to larger production quantities may be substantial.

We have limited experience manufacturing our products. We have established small-scale commercial or pilot-scale production facilities for our carbon-based thermal management products, but these facilities do not have the existing production capacity to produce sufficient quantities of materials for us to reach sustainable sales levels. At present, we rely on outsourced partners to produce high volume products. In order to develop internal capacity to produce much higher volumes, it will be necessary to produce multiples of existing processes or engineer new production processes in some cases. We have begun building up the scale of our automated battery cell facilities in our new leased facility in San Diego but there is no guarantee that we will be able to economically scale-up our production processes to the levels required. If we are unable to scale-up our production processes and facilities to support sustainable sales levels, the Company may be forced to curtail or cease operations.

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

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. For 2021, we had 3 customers whose purchases accounted for 84% of total revenues. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity.

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

Significant disruptions of information technology systems, breaches of data security and other incidents could materially adversely affect our business, results of operations and financial condition.

We maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality, and integrity of such confidential information. Our internal information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing schemes intended to cause an unauthorized transfer of funds and other social engineering attacks, attachments to emails, persons inside our organization or persons with access to systems inside our organization.

In December 2021 we were the subject of a phishing scheme involving a fraudulent email and wire instructions, resulting in the loss of approximately $138,000 in corporate funds. We took immediate action to contain and eradicate the security breach, including the implementation of control enhancements to prevent a similar situation from occurring again. We believe this was an isolated event and do not believe our technology systems have been compromised. While we have not experienced any other losses relating to cyber-attacks or other information security breaches such as the one that occurred in December 2021, there can be no assurance (i) that we will ever recover the funds lost, or (ii) that we will not suffer additional losses in the future.

Additionally, while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny, which could materially adversely affect our business, results of operations and financial condition.

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

Risks Relating to Our Common Stock

An active, liquid and orderly market for our common stock may not develop or be sustained, and you may not be able to sell your common stock without adversely affecting the price, or at all depending on volume offered for sale at any time.

Our common stock trades on the NYSE American LLC Exchange (“NYSE American”). We cannot assure you that an active trading market for our common stock will develop or be sustained. The lack of an active market may impair your ability to sell the common stock at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling common stock and may impair our ability to acquire other businesses or technologies using our common stock as consideration, which, in turn, could materially adversely affect our business.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our common stock would qualify to be quoted on the OTC Bulletin Board ® or on the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock are a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by industry and financial analysts is currently limited. Even if our analyst coverage increases, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we have and may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants, whether currently outstanding or subsequently granted, to purchase shares of our common stock.

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

The COVID-19 virus pandemic has created global restrictions on travel and meetings, temporary and permanent closures of businesses and business activities, unemployment, loss of customers and suppliers, and reluctance of business management to make critical commitments and, instead, conserve cash. For example, we have experienced delays in customer acceptance of delivered products and shipment delays from our suppliers or customers’ suppliers, which delays have disrupted ours and our customers’ product development and testing processes. At this stage, the outlook appears to be improving, although there is no assurance as to when business conditions will return to normal, if at all.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations.

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

Our officers, directors and affiliates currently beneficially own approximately 37% of our outstanding Common Stock eligible to vote. Such concentrated control of the Company may adversely affect the value of our Common Stock. If you acquire our Common Stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our Common Stock.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 4863 Shawline Street, San Diego, CA 92111, and the telephone number at such address is 408-663-5247.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

On June 7, 2021, our common stock ceased trading on the OTCQB and commenced trading on the NYSE American LLC Exchange under the symbol “KULR.”

Securities Authorized for Issuance Under Equity Compensation Plans

On November 5, 2018, KULR adopted and ratified the KULR Technology Group 2018 Equity Incentive Plan (the “2018 Plan”). Subject to certain adjustments, the 2018 Plan, the total number of shares of common stock which may be purchased or granted directly under the plan shall not exceed fifteen million (15,000,000). The 2018 Plan is generally administered by the Board or a committee of two (2) or more independent, non-employee directors (the “Plan Committee”). The Board or the Plan Committee, as applicable, has the power to determine the participants (the “Participants”) to whom awards under the 2018 Plan (the “Plan Awards”) shall be made. The 2018 Plan allows for the award of, stock, stock options, and shares of restricted stock. Stock options granted under the Plan may be either incentive stock options (an “ISO”) qualifying under Section 422 of the Internal Revenue Codes of 1986, as amended (the “Code”) or non-qualified stock options (a “NQSO”). An ISO may only be issued to employees of KULR. ISOs may be granted to officers or directors, provided they are also employees of KULR.

The following table sets forth, as of December 31, 2021, our securities authorized for issuance under any equity compensation plans approved by our stockholders:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and	warrants	reflected in
	rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	405,216	$2.29	12,336,047
Equity compensation plans not approved by security holders	—	—	—

Total	405,216	$2.29	12,336,047

Stock Transfer Agent

Our stock transfer agent of our Common Stock is VStock Transfer LLC, located at 18 Lafayette Pl, Woodmere, NY 11598.

Common Shareholders

On March 28, 2022, we had approximately 123 record and street shareholders.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, KULR issued an aggregate of 698,600 shares of our common stock upon conversion of 13,972 shares of our Series B Preferred Stock.

During the year ended December 31, 2021, KULR issued an aggregate of 3,170,730 shares of our common stock upon conversion of 650 shares of our Series D Preferred Stock.

During the year ended December 31, 2021, KULR issued an aggregate of 6,793,358 shares of our common stock upon the exercise of warrants.

During the year ended December 31, 2021, KULR issued an aggregate of 20,000 shares of our common stock to certain consultants for services.

During the year ended December 31, 2021, KULR issued as incentive shares to its employees, an aggregate of 2,677,744 shares of our restricted common stock, of which, 117,744 shares were cancelled subsequent to December 31, 2021.

All of the previously described issuances of securities were made pursuant to the exemption from registration at Section 4(a)(2) and/or Rule 506 of Regulation D under the Securities Act for either transactions not involving a public offering or for transactions with an “accredited investor” as defined under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2021.

ITEM 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. ("KULR") and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations, as a result, we will eventually need to generate significant revenues to achieve profitability. Until that time, we shall have to continue to raise cash, as and when required, through equity or debt financings.

Recent Developments

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates and has determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021.

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2022 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular research and development and manufacturing schedules as well as the capability to meet customer demands in a timely manner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Officer Hires

During 2021, the Company hired the following officers:

●	On March 8, 2021, Keith Cochran joined KULR as President and Chief Operating Officer.
●	On April 19, 2021, Antonio Martinez joined the Company as its new Vice President of Operations.
●On June 10, 2021, Greg Provenzano joined the Company as its new Vice President of Sales and Marketing.

Appointment and Resignation of Independent Directors

On June 7, 2021, the following new independent director appointments became effective:

●	Morio Kurosaki (Chair of Audit Committee)
●	Stayce Harris (Chair of Compensation Committee)
●	Joanna Massey (Chair of Nominating and Governance Committee)

Effective as of December 13, 2021, Stayce Harris resigned as an independent member of the Board.

Operating Lease

On April 5, 2021, we entered into an agreement to lease office space for a thirty-six-month period, commencing June 1, 2021 with the option to renew for an additional 5 years. Monthly rental payments under the new lease total $23,787, which are comprised of $18,518 of base rent plus $5,269 for common area costs, with annual escalation of 3.5%.

Conversion of Series D Preferred Stock

During the year ended December 31, 2021, we sold an aggregate of 650 shares of Series D Preferred pursuant to a new designation of preferred stock, and one-year warrants to purchase 2,600,000 shares of common stock at a price of $2.50 per share, for aggregate gross proceeds of $6,500,000. The Series D Preferred shares were convertible into an aggregate of 3,170,730 shares of common stock at a fixed conversion price of $2.05 and had the right to vote on an as-converted basis. We also paid the investor a commitment fee of 1,300,000 shares of common stock in connection with the sale of the Series D Preferred. Notes payable obligations in the aggregate amount of $1,540,000, were paid in full upon the closing of the sale of the Series D Preferred.

As of December 31, 2021, we issued an aggregate of 3,170,730 shares of our common stock upon conversion of 650 shares of our Series D Preferred Stock, after which no Series D Preferred shares remained outstanding.

Exercise of Warrants

During the year ended December 31, 2021, we issued 6,793,358 shares of common stock upon the exercise of warrants for proceeds of $11,719,204.

NYSE American Exchange Listing

On June 7, 2021, our common stock was up listed and now trades on the NYSE American LLC Exchange.

Consolidated Results of Operations

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

Revenue

Our revenues consisted of the following types:

	For the Years Ended
	December 31,
	2021	2020
Product sales	$1,495,328	$404,467
Contract services	917,540	219,498
Total revenue	$2,412,868	$623,965

For the years ended December 31, 2021 and 2020, we generated $2,412,868 and $623,965 of revenues from 20 and 25 customers, respectively, representing an increase of $1,788,903, or 287%. Revenue from product sales during the year ended December 31, 2021 increased by $1,090,861 or 270% compared to the year ended December 31, 2020. Three large contracts received during 2021 for the sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit (“ISC”) battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials generated $1,197,368 of revenues. Revenue from contract services during the year ended December 31, 2021 increased by $698,042 or 318% compared to the year ended December 31, 2020. Four large DOD contracts received during 2021 generated $905,504 of revenues. Our service revenues, which include certain research and development contracts and onsite engineering services, have not been hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

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

For the years ended December 31, 2021 and 2020, cost of revenues was $1,102,038 and $187,903, respectively, representing an increase of $914,135, or 486%. The increase was primarily due to increased costs as a result of increased revenues. The gross margin percentage was 54% and 70% for the years ended December 31, 2021 and 2020, respectively. The decrease in margins realized during the year ended December 31, 2021 is primarily attributable to two service contracts that resulted in a gross margin of 15% and 13% during the first and second quarters of 2021, respectively.

Research and Development

Research and development includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the years ended December 31, 2021 and 2020, R&D expenses were $1,662,183 and $289,772, respectively, representing an increase of $1,372,411 or 474%. The increase during 2021 was comprised of the following:

a)	$464,000 related to an increase in employee headcount spent on R&D and three new projects for automation, battery and drone design initiated during 2021.
b)	$341,000 related to product development for high-areal capacity battery electrodes and 3D-engineering for solid state rechargeable batteries due to University of Colorado-Boulder.
c)	$286,000 related to software engineering services due to Key Software Services.
d)	$116,000 related to drone and engineering services due to International Vibration Technology.
e)	$75,000 related to engineering design services due to Rapid Composites.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of stock-based compensation, marketing and advertising, salaries, payroll taxes and other benefits, accounting and tax, consulting fees, travel and entertainment, rent expense, office expenses, and legal and professional fees.

For the years ended December 31, 2021 and 2020, selling, general and administrative expenses were $11,162,062 and $2,486,722, respectively, an increase of $8,675,340, or 349%. The increase is primarily due to increases of approximately $3,858,000 for stock-based compensation related market-based awards and restricted common stock issued to employees and consultants in 2021, $1,727,000 for expanded marketing and advertising expenses, $1,145,000 in labor costs as a result of 19 new hires during the period, $431,000 for consulting contractor services, $403,000 for office expenses and supplies, $321,000 for legal and professional fees, $207,000 for travel and entertainment due to the lifting of COVID-19 dining and travel restrictions, $160,000 for rent expense due to the execution of a new operating lease agreement during the period, $139,000 for a fraudulent transaction due to an information technology related breach in security, and $100,000 for directors and officers insurance.

Other (Expense) Income

For the years ended December 31, 2021 and 2020, other expenses were $397,736 and $509,664, respectively, representing a decrease of $111,928 or 22%. The decrease is primarily attributable to the decrease in the amortization of debt discount recorded in connection with notes payable issued in 2020 of $374,000, and partially offset by a $140,000 increase of debt redemption costs in connection with the repayment of notes payable issued in 2020 and the $123,000 increase in the change in fair value of accrued issuable equity.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had cash balances of $14,863,301 and $8,880,140, respectively, and working capital of $13,302,935 and $6,194,257, respectively.

For the years ended December 31, 2021 and 2020, cash used in operating activities was $6,805,674 and $2,730,253, respectively. Our cash used in operations for the year ended December 31, 2021 was primarily attributable to our net loss of $11,911,151, adjusted for non-cash expenses in the aggregate amount of $4,670,955, as well as $434,522 of net cash generated from changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2020 was primarily attributable to our net loss of $2,850,096, adjusted for non-cash expenses in the aggregate amount of $864,929, as well as $745,086 of net cash used from changes in the levels of operating assets and liabilities.

For the years ended December 31, 2021 and 2020, cash used in investing activities was $2,737,235 and $46,087, respectively. Cash used in investing activities during the year ended December 31, 2021 was related to deposits paid for equipment of $2,153,950, purchases of property and equipment of 383,285, and the purchase of an intangible asset for $200,000. Cash used in investing activities during the year ended December 31, 2020 was related to the purchases of property and equipment for $46,087.

For the years ended December 31, 2021 and 2020, cash provided by financing activities was $15,526,070 and $11,547,623, respectively. Cash provided by financing activities during the year ended December 31, 2021 was due to proceeds from the exercise of warrants of $11,719,204, proceeds from the sale of Series D Convertible Preferred Stock of $6,500,000, and proceeds from the exercise of options of $121,866. These amounts were partially offset by repayments of notes payable of $2,450,000, and payment of financing costs of $365,000. Cash provided by financing activities during the year ended December 31, 2020 was due to proceeds from the sale of common stock and warrants of $8,000,001, proceeds from notes payable of $3,710,000, proceeds from the sale of common stock issued pursuant to the SEDA agreement of $1,501,696, and proceeds from the Paycheck Protection Program loan of $155,226. These amounts were partially offset by repayments of notes payable of $759,000, payment of offering costs in connection with the sale of common stock and warrants of $705,300, payment of debt issuance costs of $340,000, and payment of financing costs of $15,000.

As of December 31, 2021 and 2020, we had cash balances of $14,863,301 and $8,880,140, respectively, and working capital of $13,302,935 and $6,194,257, respectively.  Cash requirements for our current liabilities include approximately, $1,880,113 for accounts payable and accrued expenses (including lease liabilities) and $155,226 related to our PPP loan, for which we will apply for forgiveness. The Company has also committed to spend $1,650,000 in sponsorship fees, capital expenditures of $1,324,251 for automation and testing equipment, and $958,286 for research and development. Cash requirements for long term liabilities consist of $423,447 for lease payments, $350,000 for sponsorship fees, and $245,270 for research and development. The Company intends to meet these cash requirements from its current cash balance and from future revenues.

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions; however, given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

The short and long-term worldwide implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions on Russia by the United States or other countries and possible counter sanctions by Russia, and the resulting economic impacts on oil prices and other materials and goods, could affect the price of materials used in the manufacture of our product candidates. If the price of materials used in the manufacturing of our product candidates increase, that would adversely affect our business and the results of our operations.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures must be in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The fair value amount of the shares expected to ultimately vest is then recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. We account for forfeitures as they occur.

Series D Convertible Preferred Stock

On May 19, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with an investor, pursuant to which the Company agreed to issue to the investor an aggregate of 650 shares of Series D convertible preferred stock (the “Series D Preferred”) pursuant to a new designation of preferred stock, and one-year warrants to purchase 2,600,000 shares of common stock (the “Warrants”) at a price of $2.50 per share, for aggregate gross proceeds of $6,500,000 (the “Offering”). The Company also agreed to pay the investor a commitment fee of 1,300,000 shares of common stock (the “Commitment Shares”) at the closing of the Offering. The closing of the Offering occurred on May 20, 2021.

The accounting for the Offering required valuations of each of (a) the Series D Preferred; (b) the Warrants; and (c) the Commitment Shares.  Management employed the assistance of a valuation specialist to value the Series D Preferred using the backsolve valuation method.  The backsolve valuation method utilized the Black-Scholes option model to allocate the value of a company between various share classes.  The Warrants were also valued using the Black-Scholes option model. The Commitment Shares and the common stock value input to the Black-Scholes option model were valued by reference the fair value of our common stock (generally an observable market price, as our common stock is publicly traded).  The remaining inputs to the Black-Scholes option model require assumptions, including the expected term of the financial instrument (judgment is required), the expected volatility of our common stock over the expected term (generally estimated by reference to the historical volatilities of selected peer group companies ), our expected dividend rate over the expected term (currently estimated as zero, given that we are not projecting profits over the intermediate term) and the expected risk-free rate over the expected term (generally estimated by reference to United States treasury instruments with similar remaining terms).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2021, we did not design or maintain effective controls to ensure that there is an appropriate review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments).

We are in the process of developing a detailed plan for remediation of the material weakness, including developing and maintaining preventative controls around the electronic payment process to ensure proper segregation of duties. As a first step we have committed to upgrading our enterprise software from QuickBooks to NetSuite which will provide more documented authorizations, options and workflow. In addition, during 2021, we hired a Chief Operating Officer (“COO”) that will assist in providing additional segregation of duties and independent reviews our electronic payments. The COO will provide the leadership and organizational experience necessary to ensure we have proper operational controls and procedures in place to effectively manufacture and automate on a mass scale with sound operating efficiency. We will continue to assess the design and effectiveness of our remediation efforts in connection with our future assessments of internal control over financial reporting.

Notwithstanding the material weakness in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in the Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2021 as a result of the material weakness described above.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors and their ages are as follows:

Name	Age	Office
Michael Mo	51	Chief Executive Officer and Chairman
Dr. Timothy Knowles	75	Director, Chief Technical Officer and Secretary
Simon Westbrook	73	Chief Financial Officer
Keith Cochran	56	President and Chief Operating Officer
Michael Carpenter	58	Vice President of Engineering
Morio Kurosaki	65	Director
Dr. Joanna Massey	53	Director

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

Non-Executive Directors

Morio Kurosaki serves as a member of the Company’s board of directors since June 7, 2021. Mr. Kurosaki founded IT-Farm Corporation (“IT-Farm”), a Japanese venture capital firm, in 1999. Mr. Kurosaki has been the President of IT-Farm since the company’s inception. Mr. Kurosaki has led early investments in notable companies such as Zoom Video Communications (Nasdaq: ZM); ContextLogic (Nasdaq: WISH); Treasure Data, acquired by ARM Holdings (Nasdaq: NVDA); Tubi, acquired by Fox Corporation (Nasdaq: FOX); Red Hot Labs, acquired by Google (Nasdaq: GOOGL); lvl5, acquired by DoorDash (NYSE: DASH); Accel Technology, acquired by Marvell Technology Group (Nasdaq: MRVL), and Extreme DA, acquired by Synopsis (Nasdaq: SNPS). Mr. Kurosaki has also served as Asia-Pacific advisory member of ARM Holdings, acquired by SoftBank Group Corporation (OTCMKTS: SFTBY). Mr. Kurosaki started his business career at Intel Japan, thereafter, joining Western Digital Corporation (Nasdaq: WDC) as one of the earliest members of WDC’s Japanese division.

Joanna Massey serves as a member of the Company’s board of directors since June 7, 2021. Dr. Massey is an experienced C-level communications marketing executive and board director, who advises executive teams at Fortune 500 companies, startups and nonprofits. Dr. Massey is also an author and corporate speaker. Dr. Massey has worked for over 25 years strategizing on global brand reputation management at companies, such as Condé Nast, Lionsgate, CBS, Viacom, Discovery and Hasbro. Dr. Massey has been the CEO of The Marketing Communications Think Tank since she founded the company in May 2021. Dr. Massey has also been an adjunct professor at Columbia University teaching a graduate-level course in corporate communication since 2019. From 2017 to 2019, Dr. Massey was the head of communications at Condé Nast. During her time at Condé Nast, Dr. Massey was responsible for all internal and external communications. From 2015 to 2017, Dr. Massey was the Senior Vice President of Lionsgate, During her time at Lionsgate, Dr. Massey handled quarterly reporting, M&A activities and crisis communications, and managed corporation communications for the company’s motion picture, television, digital properties, games, location-based entertainment, streaming video on demand, home entertainment and ancillary businesses worldwide. Dr. Massey has been President & CEO of J.D. Massey Associates, Inc., a portfolio company with multiple divisions that manage marketing communications, executive training and publishing, since she founded the Company in 2012. Dr. Massey received an M.B.A from the University of Southern California and a Ph.D. in psychology from Sofia University.

Board Composition

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the board of directors and serve at the discretion of the board.

Our board currently consists of four directors, Michael Mo, Dr. Timothy Knowles, Morio Kurosaki, and Joanna Massey. Mr. Kurosaki and Dr. Joanna Massey are “independent” as defined under the NYSE American rules (as discussed below).

Family Relationships

There are no family relationships between any director and executive officer.

Director Independence

Our board of directors has determined that Morio Kurosaki and Dr. Joanna Massey are “independent,” as defined under the NYSE American rules. For purposes of the NYSE American rules, an independent director means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The members of our Audit Committee are Morio Kurosaki and Dr. Joanna Massey, with Mr. Kurosaki serving as the Chairperson. Each of Morio Kurosaki and Dr. Joanna Massey, is independent under the rules and regulations of the SEC and the listing standards of the NYSE American applicable to audit committee members. Our board of directors has determined that each of Morio Kurosaki and Dr. Joanna Massey qualify as an audit committee financial expert within the meaning of SEC regulations and meet the financial sophistication requirements of the NYSE American.

Our Audit Committee has the responsibility for, among other things, (i) selecting, retaining and overseeing our independent registered public accounting firm, (ii) obtaining and reviewing a report by independent auditors that describe the accounting firm's internal quality control, and any materials issues or relationships that may impact the auditors, (iii) reviewing and discussing with the independent auditors standards and responsibilities, strategy, scope and timing of audits, any significant risks, and results, (iv) ensuring the integrity of the Company's financial statements, (v) reviewing and discussing with the Company's independent auditors any other matters required to be discussed by PCAOB Auditing Standard No. 1301, (v1) reviewing, approving and overseeing any transaction between the Company and any related person and any other potential conflict of interest situations, (vii) overseeing the Company’s internal audit department, (v) reviewing, approving and overseeing related party transactions, and (viii) establishing and overseeing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

The members of our Compensation Committee are Morio Kurosaki and Dr. Joanna Massey, with Mr. Kurosaki and Dr. Massey serving as Co-Chairpersons. Our Compensation Committee has the responsibility for, among other things, (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management the Company’s Compensation Discussion and Analysis and related information to be included in the annual report on Form 10-K and proxy statements, and (v) reviewing and recommending to the Board for approval procedures relating to Say on Pay Votes.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Morio Kurosaki and Dr. Joanna Massey, with Dr. Massey serving as the Chairperson. Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things, (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (ii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of director.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code”). The Code applies to all of our directors, officers and employees. We have made the Code available on our website https://www.kulrtechnology.com/governance-documents/. We intend to disclose future amendments to, or waivers of, our Code, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2021, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements of Section 16(a).

Nomination Process

As of December 31, 2021, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with the Board of Directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2021 and 2020 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2021 and whose total compensation for the 2020 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2021 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

				Stock	Option	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Earned
Michael Mo	2021	$233,661	$—	$—	$2,579,000	$2,812,661	(1)
Chief Executive Officer	2020	$137,931	$—	$—	$—	$137,931	(2)
Timothy Knowles	2021	$70,680	$—	$—	$—	$70,680	(3)
Chief Technology Officer	2020	$56,893	$—	$—	$—	$56,893
Michael Carpenter	2021	$139,413	$—	$—	$—	$139,413
VP of Engineering	2020	$92,178	$—	$—	$—	$92,178
Keith Cochran	2021	$206,571	$—	$8,131,420	$—	$8,337,991	(4)
President and Chief Operating Officer	2020	$—	$—	$—	$—	$—
(1)	Includes a grant date fair value of $2,579,000 attributable to an award of unvested options to purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price of $2.60 per share, which will be incrementally earned based upon achieving certain market capitalization milestones up to $4 billion. Represents the full fair value at grant date computed in accordance with the Financial Accounting Standards Codification (“FASB”) Topic 718. The assumptions applied in determining the fair value of the award are discussed in Note 13 to our audited consolidated financial statements for the year ended December 31, 2021.

(2)	Of the aggregate $137,931 earned during 2020, cash compensation paid during 2020 was $356,895, of which $218,964 was earned in prior years. $0 remains unpaid as of December 31, 2020.
(3)	Of the aggregate $70,680 earned during 2021, cash compensation paid during 2021 was $179,590, of which $108,910 was earned in prior years. $0 remains unpaid as of December 31, 2021.
(4)	Includes a grant date fair value of $2,911,420 attributable to an award of 1,500,000 unvested shares of the Company’s common stock which will be incrementally earned based upon achieving certain market capitalization milestones up to $4 billion. Also includes a grant date fair value of $5,220,000 attributable to an award of 2,000,000 unvested shares of the Company’s common stock which will vest in four equal annual increments, with the first vest beginning in March of 2022. Represents the full fair value at grant date computed in accordance with the Financial Accounting Standards Codification (“FASB”) Topic 718. The assumptions applied in determining the fair value of the award are discussed in Note 13 to our audited consolidated financial statements for the year ended December 31, 2021.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We have not entered into employment agreements with our officers and directors and our Board of Directors has the sole discretion to pay salaries and incentive bonuses, including merit-based cash and equity bonuses.

On June 9, 2021, the Board, at the recommendation of the Compensation Committee, approved the following compensation for each of the following officers of the Company:

●	Michael Carpenter shall receive an annual salary of $160,000 for his services rendered as Vice President of Engineering of the Company; and
●	Michael Mo shall receive (1) an annual salary of $285,000 for his services rendered as Chief Executive Officer of the Company, and (2) a five-year, non-qualified stock option grant to purchase up to 1,500,000 shares of the Company’s common stock at a purchase price equal to $2.60 per share, which options shall vest in increments upon the Company’s achievement of various market capitalization milestones.

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

Compensation of Directors

On June 7, 2021, our Board of Directors approved the following compensation for Morio Kurosaki and Dr. Joanna Massey, the independent directors of the Board. Each independent director shall receive (1) $10,000 cash compensation per quarter, beginning on June 7, 2021; (2) 20,000 shares of the Company’s restricted common stock, which shares shall vest equally in 5,000 share increments per quarter, with the first quarterly vest due to be achieved on September 7, 2021, subject to the respective director’s continued services to the Company; (3) $5,000 per year ($10,000 for respective chairpersons), beginning on June 7, 2021, for each directors’ positions on each of the Compensation Committee and Nominating and Corporate Governance Committee of the Board; (4) $8,000 per year ($17,000 for the chairperson), beginning on June 7, 2021, for each directors’ position on the Audit Committee of the Board; and (5) customary per diems and/or expense reimbursements for attending meetings of the Board.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2021, for our named executive officers.

Market
					Number of	Value of
	Number of	Number of			Shares or	Shares or
	Securities	Securities			Units of	Units of
	Underlying	Underlying	Option		Stock that	Stock that
	Unexercised	Unexercised	Exercise	Option	have not	have not
	Options (#)	Options (#)	Price	Expiration	Vested	Vested
Name	Vested	Unvested	($)	Date	(#)	($)
Michael Mo (Chief Executive Officer)	—	1,500,000	$2.60	6/10/2026	—	$—
Keith Cochran (President and Chief Operating Officer)	—	—	—	—	3,500,000	9,660,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us who own more than 5% of the outstanding common stock as of the date of this annual report, and by our officers and directors. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated, the address of each of the persons shown is c/o KULR Technology Group, Inc., 4863 Shawline Street, San Diego, CA 92111.

	Amount of
	Beneficial	Percentage
Name of Beneficial Owner	Ownership	Ownership (1)
Michael Mo (2) - CEO and Chairman	20,651,539	20.06%
Dr. Timothy Knowles (3) - CTO and Director	16,470,000	16.00%
Simon Westbrook - CFO (4)	—	—
Keith Cochran (5) – President and COO	395,000	*
Michael Carpenter - VP of Engineering	500,000	*
Morio Kurosaki (6) - Director	515,000	*
Dr. Joanna Massey (7) - Director	15,000	*
All directors and executive officers as a group (7 persons)	38,546,539	37.45%
*	Less than 1%
(1)The percent of class is based on 104,864,715 shares of common stock issued and outstanding as of March 28, 2022 but does not include 1,925,000 shares that are not vested and cannot be voted.
(2)Consists of: 19,251,539 shares held directly by Mr. Mo and 1,400,000 shares held jointly by Mr. Mo and his spouse, Linda Mo, and excludes shares held by Mr. Mo’s son Alexander Mo and shares held by Mr. Mo’s son Brandon Mo, over which shares Mr. Mo disclaims beneficial ownership, as Mr. Mo has no control over the dispositive or voting power over the shares and his sons no longer live in the same household as Mr. Mo. Does not include an option for the purchase of up to 1,500,000 shares of the Company’s common stock that do not vest within 60 days.
(3)Consists of 15,600,000 shares held directly by Mr. Knowles, 870,000 shares held by Mr. Knowles wife, Marianne Knight who maintains all voting and dispositive control over shares she owns, and excludes 1,500,000 shares held by Mr. Knowles daughter, Sonja Irene Knowles, over which shares Mr. Knowles disclaims beneficial ownership, as Mr. Knowles has no control over the dispositive or voting power over the shares and his daughter no longer lives in the same household as Mr. Knowles.
(4)Does not include 72,000 shares which have been earned but not issued.
(5)Does not include 1,500,000 restricted stock grants that do not vest within 60 days.
(6)Consists of 15,000 vested shares of common stock granted by the Company, on June 7, 2021, the effective date of Mr. Kurosaki’s appointment as a director of the Company (excluding 5,000 shares that do not vest within 60 days), 400,000 shares of common stock previously acquired, and 100,000 shares held by IT-Farm Corporation, a Japanese venture and capital firm, of which Mr. Kurosaki is the founder and President.
(7)Consists of 15,000 vested shares of common stock granted by the Company, on June 7, 2021, the effective date of Dr. Massey’s appointment as a director of the Company (excluding 5,000 shares that do not vest within 60 days).

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below and compensation arrangements, including employment, and indemnification arrangements, discussed, there have been no transactions since January 1, 2020, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Other Transactions

None.

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the NYSE American rules. Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the NYSE American Rules, and all directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

Our board of directors has determined that Morio Kurosaki and Dr. Joanna Massey are “independent,” as defined under the NYSE American rules. For purposes of the NYSE American rules, an independent director means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended December 31, 2021 and 2020:

	For the Fiscal Year Ended
	December 31,
	2021	2020
Audit Fees	$170,980	$156,936
Tax Fees	8,085	6,825
Total	$179,065	$163,761

Audit Fees

Audit fees consist of fees billed for services rendered by our independent auditors during the years ended December 31, 2021 and 2020 for the audit and review of our financial statements.

Tax Fees

Tax fees consist of fees billed for services rendered by our tax preparers during the years ended December 31, 2021 and 2020 in connection with the preparation and filing of our income tax returns.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated June 8, 2017 (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

3.3	Certificate of Incorporation of KULR Technology Corporation (3)

3.4	Amended and Restated Certificate of Incorporation of KULR Technology Corporation (3)

3.5	By-laws of KULR Technology Corporation (3)

3.6	Certificate of Designation of Series A Voting Preferred Stock, filed on June 6, 2017 (1)

3.7	Certificate of Amendment to the Certificate of Incorporation, effective August 30, 2018 (8)

3.8	Certificate of Designation of Series B Convertible Preferred Stock, filed on December 6, 2018 (9)

3.9	Certificate of Amendment to the Certificate of Incorporation, effective December 31, 2018 (10)

3.10	Certificate of Designation of Series C Convertible Preferred Stock, filed on August 19, 2019 (11)

3.11	Form of Certificate of Designation for Series D Convertible Preferred Stock (20)

4.1	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1	License and Development Agreement, dated April 15, 2013 (3)

10.2	Consulting Agreement, dated April 15, 2013 (3)

10.3	Letter of Intent by and between the Company and E3 Enterprise, dated April 20, 2016 (4)

10.4	Letter of Intent by and between the Company and KULR Technology Corporation (5)

10.5	Patent Assignment Agreement, dated November 10, 2016 (3)

10.6	Promissory Note issued by KULR Technology Corporation, dated March 31, 2017 (6)

10.7	Promissory Note issued by KULR Technology Corporation, dated June 8, 2017 (1)

10.8	Consulting Agreement, dated March 15, 2018 (7)

10.9	2018 KULR Technology Group Equity Incentive Plan (12)

10.10	Securities Purchase Agreement dated April 2, 2019 (13)

10.11	Subscription Agreement, as supplemented, for Common Stock Offering (14)

10.12	Rescission and Termination Agreement dated July 5, 2019 (15)

10.13	Form of Subscription Agreement (16)

10.14	Form of Warrant (16)

10.15	Standby Equity Distribution Agreement dated February 27, 2020 (17)

10.16	Note Purchase Agreement dated February 27, 2020 (17)

10.17	Promissory Note dated February 27, 2020 (17)

10.18	Note Purchase Agreement dated July 20, 2020 (18)

10.19	Promissory Note dated July 20, 2020 (18)

10.20	Form of Securities Purchase Agreement (19)

10.21	Form of Warrant (19)

10.22	Co-Placement Agency Agreement (19)

10.23	Form of Securities Purchase Agreement dated May 19. 2021 (20)

10.24	Form of Warrant (20)

21.1	List of Subsidiaries (3)

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labels*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*
*	Filed herewith.
(1)	Previously filed as an exhibit to Form 8-K on June 12, 2017 and incorporated herein by this reference.
(2)	Previously filed as an exhibit on Form 10-12G on January 7, 2016 (File No.: 000-55564) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Form 8-K on June 19, 2017 and incorporated herein by this reference.
(4)	Previously filed on Form S-1 on June 28, 2016 (File No.: 333-212272) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to Form 8-K on November 3, 2016 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to Form 8-K on April 5, 2017 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Form 8-K on March 15, 2018 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Form 8-K on August 30, 2018 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Form 8-K on December 6, 2018 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to Form 8-K on January 7, 2019 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to Form S-8 on October 9, 2018 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to Form 8-K on April 3, 2019 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to Form 10-Q on May 14, 2019 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to Form 8-K on July 5, 2019 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to Form 8-K on December 5, 2019 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to Form 8-K on March 4, 2020 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to Form 8-K on July 21, 2020 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to Form 8-K on December 31, 2020 and incorporated herein by this reference.
(20)	Previously filed as an exhibit to Form 8-K on May 20, 2021 and incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022	KULR Technology Group, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	March 28, 2022
Michael Mo

By:	/s/ Timothy Knowles	Chief Technical Officer and Director	March 28, 2022
Timothy Knowles

By:	/s/ Simon Westbrook	Chief Financial Officer	March 28, 2022
Simon Westbrook

By:	/s/ Keith Cochran
	Keith Cochran	President and Chief Operating Officer	March 28, 2022

By:	/s/ Joanna Massey
	Joanna Massey	Director	March 28, 2022

By:	/s/ Morio Kurosaki	Director	March 28, 2022
Morio Kurosaki

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

KULR Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Description of the Matter

As described in Note 13 to the consolidated financial statements, during the year ended December 31, 2021, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company agreed to issue to the investor an aggregate of 650 shares of Series D convertible preferred stock and one-year warrants to purchase 2,600,000 shares of common stock at a price of $2.50 per share, for aggregate gross proceeds of $6,500,000 (the “Offering”). The Company also agreed to pay the investor a commitment fee of 1,300,000 shares of common stock at the closing of the Offering.

In addition, during the year ended December 31, 2021, the Company issued 1,500,000 shares of restricted common stock and 1,500,000 options to purchase common stock to officers of the Company. Both grants will vest based on the achievement of certain market capitalization milestones by the Company.

We identified the valuation of the Series D convertible preferred stock and the market-based share based compensation awards to be a critical audit matter as the valuations of such instruments are complex and can require judgement on the part of management.

How We Addressed the Matter in Our Audit

Our audit procedures to address this critical audit matter included the following: (i) we evaluated the terms and conditions of the preferred stock as outlined in the preferred stock certificate of designation, (ii) we evaluated the terms and conditions of each of the market-based awards granted to the officers, and (iii) with the assistance of our internal valuation specialists, we tested the models and inputs used by management to estimate the fair value of the preferred stock and market-based awards through a combination of reperforming the Company’s model and performing an independent model using a Monte Carlo simulation.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

Los Angeles, CA

March 28, 2022

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current Assets:
Cash	$14,863,301	$8,880,140
Accounts receivable	136,326	55,492
Inventory	191,311	55,452
Prepaid expenses and other current assets	570,360	150,468
Total Current Assets	15,761,298	9,141,552
Property and equipment, net	374,475	57,857
Vendor deposits	2,153,950	—
Security deposits	58,941	8,728
Intangible assets, net	216,952	—
Right of use asset	665,687	—
Total Assets	$19,231,303	$9,208,137

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$454,507	$66,537
Accrued expenses and other current liabilities	1,163,227	397,640
Notes payable, net of debt discount of $0 and $128,198 at December 31, 2021 and 2020, respectively	-	2,321,802
Accrued issuable equity	290,721	128,380
Lease liability, current portion	262,379	—
Loan payable, current portion	155,226	12,936
Deferred revenue	132,303	20,000
Total Current Liabilities	2,458,363	2,947,295
Lease liability, non-current portion	407,898	—
Loan payable, non-current portion	-	142,290
Total Liabilities	2,866,261	3,089,585
Commitments and contingencies ( Note 14)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; 0 and 13,972 shares issued and outstanding and liquidation preference of $0 and $13,972 at December 31, 2021 and 2020, respectively	—	1
Series C Preferred Stock, 400 shares designated; none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 104,792,072 and 89,908,600 shares issued and outstanding at December 31, 2021 and 2020, respectively	10,479	8,991
Additional paid-in capital	39,512,122	17,355,968
Accumulated deficit	(23,157,559)	(11,246,408)
Total Stockholders' Equity	16,365,042	6,118,552
Total Liabilities and Stockholders' Equity	$19,231,303	$9,208,137

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Revenue	$2,412,868	$623,965
Cost of revenue	1,102,038	187,903
Gross Profit	1,310,830	436,062

Operating Expenses
Research and development	1,662,183	289,772
Selling, general, and administrative	11,162,062	2,486,722
Total Operating Expenses	12,824,245	2,776,494
Loss From Operations	(11,513,415)	(2,340,432)

Other Expense
Interest expense, net	(3,336)	(5,268)
Debt redemption costs	(140,000)	—
Amortization of debt discount	(128,198)	(501,802)
Change in fair value of accrued issuable equity	(125,821)	(2,594)
Loss on foreign currency transactions	(381)	—
Total Other Expense, net	(397,736)	(509,664)

Net Loss	(11,911,151)	(2,850,096)

Deemed dividend to Series C preferred stockholders	—	(1,691)
Deemed dividend to Series D preferred stockholders	(2,624,326)	—

Net Loss Attributable to Common Stockholders	$(14,535,477)	$(2,851,787)

Net Loss Per Share - Basic and Diluted	$(0.15)	$(0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	97,708,080	82,032,420

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

											Total
	Series B Convertible		Series C Convertible		Series D Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance - January 1, 2020	14,487	$1	24.01	$—	—	$—	81,071,831	$8,107	$7,591,239	$(8,396,312)	$(796,965)
Common stock and warrants issued for cash, net of issuance costs [1]	—	—	—	—	—	—	6,400,001	640	7,269,209	—	7,269,849
Common stock issued for the commitment fee pursuant to the SEDA agreement	—	—	—	—	—	—	95,847	10	63,249	—	63,259
Common stock issued pursuant to the SEDA agreement:
For cash, net of issuance costs [2]	—	—	—	—	—	—	1,128,908	113	1,423,324	—	1,423,437
In satisfaction of notes payable	—	—	—	—	—	—	712,640	71	790,929	—	791,000
Common stock issued upon conversion of Series B Convertible Preferred Stock	(515)	—	—	—	—	—	25,758	3	(3)	—	—
Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	(24.01)	—	—	—	234,662	24	(24)	—	—
Stock-based compensation:
Common stock	—	—	—	—	—	—	238,953	23	178,619	—	178,642
Options	—	—	—	—	—	—	—	—	39,426	—	39,426
Net loss	—	—	—	—	—	—	—	—	—	(2,850,096)	(2,850,096)

Balance - December 31, 2020	13,972	1	—	—	—	—	89,908,600	8,991	17,355,968	(11,246,408)	6,118,552
Common stock issued upon conversion of Series B Convertible Preferred Stock	(13,972)	(1)	—	—	—	—	698,600	70	(69)	—	—
Issuance of Series D Convertible Preferred Stock, common stock and warrants for cash [3]	—	—	—	—	650	—	1,300,000	130	6,134,870	—	6,135,000
Common stock issued upon the conversion of Series D Convertible Preferred Stock	—	—	—	—	(650)	—	3,170,730	317	(317)	—	—
Common stock issued upon the exercise of warrants	—	—	—	—	—	—	6,793,358	679	11,718,525	—	11,719,204
Common stock issued upon the exercise of options	—	—	—	—	—	—	184,784	18	121,848	—	121,866
Common stock issued as partial consideration for intangible asset							6,000	1	17,999	—	18,000
Stock-based compensation:
Common stock issued for services	—	—	—	—	—	—	170,000	17	376,892	—	376,909
Restricted common stock issued	—	—	—	—	—	—	2,677,744	268	(268)	—	—
Restricted common stock cancelled	—	—	—	—	—	—	(117,744)	(12)	12	—	—
Amortization of restricted common stock	—	—	—	—	—	—	—	—	1,606,578	—	1,606,578
Amortization of stock options	—	—	—	—	—	—	—	—	68,239	—	68,239
Amortization of market-based award	—	—	—	—	—	—	—	—	2,111,845	—	2,111,845
Net loss	—	—	—	—	—	—	—	—	—	(11,911,151)	(11,911,151)
Balance - December 31, 2021	—	$—	—	$—	—	$—	104,792,072	$10,479	$39,512,122	$(23,157,559)	$16,365,042
[1]	Includes gross proceeds of $8,000,001, less issuance costs of $730,152 ($705,300 of cash and $24,852 of non-cash).
[2]	Amount represents gross proceeds of $1,501,696 less $78,259 issuance costs.
[3]	Represents $6,500,000 of relative fair value of preferred stock issued, net of cash issuance costs of $365,000.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(11,911,151)	$(2,850,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	128,198	501,802
Non-cash lease expense	149,130	—
Depreciation and amortization expense	67,715	15,746
Bad debt expense	—	933
Change in fair value of accrued issuable equity	125,821	2,594
Stock-based compensation	4,200,091	343,854
Changes in operating assets and liabilities:
Accounts receivable	(80,834)	(26,324)
Inventory	(135,859)	(28,361)
Prepaid expenses and other current assets	(419,892)	(115,995)
Security deposits	(50,213)	(296,072)
Accounts payable	385,342	(271,290)
Accrued expenses and other current liabilities	768,215	(12,044)
Lease liability	(144,540)	—
Deferred revenue	112,303	5,000
Total Adjustments	5,105,477	119,843
Net Cash Used In Operating Activities	(6,805,674)	(2,730,253)

Cash Flows From Investing Activities:
Vendor deposits for the purchase of property and equipment	(2,153,950)	—
Purchases of property and equipment	(383,285)	(46,087)
Purchase of intangible asset	(200,000)	—
Net Cash Used In Investing Activities	(2,737,235)	(46,087)

Cash Flows from Financing Activities:
Proceeds from Paycheck Protection Program loan	—	155,226
Proceeds from notes payable	—	3,710,000
Payment of financing costs	(365,000)	(15,000)
Repayments of notes payable	(2,450,000)	(759,000)
Payment of debt issuance costs	—	(340,000)
Proceeds from the exercise of options	121,866	—
Proceeds from the exercise of warrants	11,719,204	—
Proceeds from sale of common stock and warrants	—	8,000,001
Payment of offering costs in connection with sale of common stock and warrants	—	(705,300)
Proceeds from sale of common stock issued pursuant to the SEDA agreement [1]	—	1,501,696
Proceeds from sale of Series D Convertible Preferred Stock, common stock and warrants	6,500,000	—
Net Cash Provided By Financing Activities	15,526,070	11,547,623

Net Increase In Cash	5,983,161	8,771,283
Cash - Beginning of Period	8,880,140	108,857
Cash - End of Period	$14,863,301	$8,880,140
[1]	Includes gross proceeds of $2,292,696 less $791,000 withheld by the investor to pay down a portion of the notes payable held by the same investor.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years Ended
	December 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$1,635	$3,890
Income taxes	$—	$—

Non-cash investing and financing activities:
Right of use asset for lease liability	$814,817	$—
Original issuance discount on notes payable	$—	$290,000
Disposal of fully depreciated property and equipment	$—	$1,829
Common stock issued for repayment of notes payable	$—	$791,000
Beneficial conversion feature on Series D Convertible Preferred Stock	$2,624,326	$—
Common stock issued as a commitment fee for the SEDA agreement	$—	$63,259
Common stock issued upon the conversion of Series B Convertible Preferred Stock	$70	$3
Common stock issued upon the conversion of Series C Convertible Preferred Stock	$—	$24
Common stock issued upon the conversion of Series D Convertible Preferred Stock	$317	$—
Common stock issued in satisfaction of accrued issuable equity	$209,200	$—
Common shares issued as partial consideration for intangible asset	$18,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1	ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTANTIES

Organization and Operations

KULR Technology Group, Inc. was incorporated on December 11, 2015 under the laws of the State of Delaware as KT High-Tech Marketing, Inc. Effective August 30, 2018, KT High-Tech Marketing, Inc. changed its name to KULR Technology Group, Inc.

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both, high performance aerospace and Department of Defense (“DOD”) applications, such as satellite communications, directed energy systems and hypersonic vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, 5G communication, cloud computer infrastructure, consumer and industrial devices.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates and has determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021.

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2022 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular research and development and manufacturing schedules as well as the capability to meet customer demands in a timely manner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity

During the year ended December 31, 2021, the Company raised gross proceeds of $6,500,000 in connection with the sale of preferred stock, common stock and warrants, and raised proceeds of $11,841,070 in connection with the exercise of options and warrants to purchase common stock. During the year ended December 31, 2021, the Company repaid outstanding notes payable in the amount of $2,450,000 and paid financing costs in the amount of $365,000.

As of December 31, 2021, the Company had cash of $14,863,301 and working capital of $13,302,935 . While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the foreseeable future, the Company believes that its current working capital is sufficient in comparison to its anticipated cash usage for a period of at least twelve months subsequent to the filing date of these financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value calculations for equity securities, stock-based compensation and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $14,363,301 and $8,513,010 as of December 31, 2021 and 2020, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenues		Account Receivables
	For the Years Ended
	December 31,		As of December 31,
	2021	2020	2021	2020
Customer A	29%	*	*	*
Customer B	*	*	*	70%
Customer C	*	*	34%	*
Customer D	*	*	*	19%
Customer E	25%	18%	*	*
Customer F	*	*	*	10%
Customer G	30%	*	42%	*
Customer H	*	*	21%	*
Customer I	*	32%	*	*
Total	84%	50%	97%	99%

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Vendor Concentrations

Vendor concentrations are as follows for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Vendor A	*	10%
Vendor B	14%	*
Total	14%	10%

*	Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2021 and 2020, no allowances for uncollectible amounts were determined to be necessary. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Inventory

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of December 31, 2021, and 2020, the Company’s inventory was comprised solely of finished goods.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 3 to 7 years (see Note 4 – Property and Equipment for additional details). Leasehold improvements are amortized over the shorter of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value.

Intangibles

Intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be 20 years, using the straight-line method or another method that more fairly represents the utilization of the assets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company periodically evaluates the remaining useful lives of our intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that its carrying value may not, based on future undiscounted cash flows or market factors, be recoverable. An impairment loss, the recorded amount of which would be based on the fair value of the intangible asset at the measurement date, would be recorded in the period in which the impairment determination was made.

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

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. The Company’s preferred shares are classified as stockholders’ equity because they are not subject to mandatory redemption, which would result in liability classified instruments measured at fair value, and because they are not conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) which would result in temporary equity classified instruments.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Offering Costs

Offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a debt or equity financing, are capitalized as deferred offering costs (a non-current asset) on the balance sheet. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital. If the completion of a contemplated financing was deemed to be no longer probable, the related deferred offering costs would be charged to general and administrative expense in the consolidated financial statements.

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
●	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Years Ended
	December 31,
	2021	2020
Product sales	$1,495,328	$404,467
Contract services	917,540	219,498
Total revenue	$2,412,868	$623,965

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

As of December 31, 2021 and 2020, the Company had $132,303 and $20,000 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. During the year ended December 31, 2021, the Company did not recognize any revenues that were included in deferred revenue in a previous period. During the year ended 2020, the Company recognized $15,000 of revenues that were included in deferred revenue in previous periods.

As of December 31, 2021 and 2020, the Company had $84,324 and $31,212, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. Deferred labor costs represent costs to fulfill the Company’s contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Shipping and Handling Costs

Amounts billed to a customer in a sales transaction related to shipping and handling are recorded as revenue. Costs incurred for shipping and handling are included as cost of revenues on the accompanying consolidated statements of operations.

As of December 31, 2021, the Company reclassed $18,887 of shipping and handling costs from selling, general and administrative expense to cost of revenue for the year ended December 31, 2020.

Research and Development

Research and development include expenses incurred in connection with the research and development of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2021 and 2020 were $145,025 and $123,846, respectively, and are included in selling, general and administrative in the consolidated statements of operations.

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

During the period from January 1, 2020 through June 17, 2020, it was determined that the Company’s common stock had a fair value of $0.66 per share, which was based on a number of factors, such as the examination of the sales of common stock for cash and the convertible preferred stock for cash etc.

For the period from June 18, 2020 through December 31, 2021, the Company estimated the fair value of the awards granted in this period based on the market value of its freely tradable common stock as reported on the OTCQB market. The Company determined the freely tradable common stock price became a reliable and accurate representation of its fair market value during this period as a result of increased share volume and dollar trading volume.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2021	2020
Series B Convertible Preferred Stock	—	698,600
Unvested restricted stock	2,590,000	—
Unvested market -based equity awards	3,000,000	—
Options	405,216	370,000
Warrants	2,594,553	6,787,911
Total	8,589,769	7,856,511

Operating Leases

The Company leases properties under operating leases. For leases in effect upon adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” at January 1, 2020 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260, Earnings per Share, relating to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The guidance becomes effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10 “Codification Improvements”, which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021 and its adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

NOTE 3	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2021 and 2020, prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2021	2020
Inventory deposits	$309,688	$—
Deferred labor costs	84,324	31,212
Insurance	69,925	10,429
Professional fees	65,118	9,354
Other	31,074	41,370
Marketing	10,231	58,103
Total prepaid expenses	$570,360	$150,468

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 4	PROPERTY AND EQUIPMENT

As of December 31, 2021 and 2020, property and equipment consisted of the following:

	December 31,
	2021	2020	Estimated Useful Life
Computer equipment	$47,503	$11,525	3 years
Leasehold improvements	339,422	8,834	Lesser of the useful life of the asset or remaining term of the lease
Software	18,714	5,656	3 years
Machinery & equipment	72,392	72,392	5 -7 years
Research and development equipment	12,810	12,810	3 years
Furniture and fixtures	6,968	3,307	5 years
	497,809	114,524
Less: accumulated deprecation	(123,334)	(56,667)
Property and equipment, net	$374,475	$57,857

Depreciation expense amounted to $66,667 and $15,746 for the years ended December 31, 2021 and 2020, respectively, which is included in selling, general and administrative and research and development expenses in the consolidated statements of operations.

NOTE 5	INTANGIBLE ASSETS

In December 2021, the Company acquired a patent for consideration of $218,000. This long-lived intangible asset has a useful life of approximately 20 years, which is being amortized on a straight-line basis and tested for impairment on an annual basis.

As of December 31, 2021, the Company had no impairments of intangibles and recognized amortization expense related to the intangible of $1,048.

NOTE 6	VENDOR DEPOSITS

The Company entered into agreements with third party contractors for facility improvements, the design and build of a battery packaging and inspection automation system, and automated robotic tending system. As of December 31, 2021, the Company had outstanding deposits of $2,153,950 in connection with these agreements.

NOTE 7	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2021 and 2020, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2021	2020
Legal and professional fees	$418,154	$81,902
Payroll and vacation	302,101	279,054
Research and development	146,158	—
Accrued cost of sales	128,500	—
Board compensation	45,680	—
Marketing and advertising fees	37,810	—
Other	84,824	36,684
Total accrued expenses and other current liabilities	$1,163,227	$397,640

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Related Party Transactions

Accrued expenses and other current liabilities include $0 and $2,628 as of December 31, 2021 and 2020, respectively, payable to Energy Science Laboratories, Inc. (“ESLI”), a company controlled by the Company’s Chief Technology Officer (“CTO”), in connection with consulting services provided to the Company associated with the development of the Company’s CFV thermal management solutions in prior periods.

On September 30, 2021, ESLI agreed to forgive $2,628 of previously billed consulting fees. As a result, the Company accounted for the forgiveness by reducing accrued expenses and other current liabilities by $2,628 and recording a corresponding credit to research and development expense.

As of December 31, 2021, the Company reclassed $2,628 of accounts payable-related party liabilities to accrued expenses and other current liabilities for the year ended December 31, 2020.

NOTE 8	ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the year ended December 31, 2021, is presented below:

	As of December 31,
	2021	2020
Beginning Balance	$128,380	$—
Additions	245,720	205,297
Reclassifications to equity upon issuance	(209,200)	(79,511)
Mark-to market	125,821	2,594
Ending Balance	$290,721	$128,380

Accrued Issuable Equity for Services

During the years ended December 31, 2021 and 2020, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $245,720 and $205,297, respectively.

During the years ended December 31, 2021 and 2020, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 100,000 of its shares with an aggregate fair value of $209,200 and $79,511, respectively, remeasured as of the date of settlement.

During the years ended December 31, 2021 and 2020, the Company recorded an aggregate of $125,821 and $2,594, respectively, of losses related to the change in fair value of accrued issuable equity (see Note 13 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of December 31, 2021 and 2020 was $290,721 and $128,380, respectively.

NOTE 9	LEASES

The Company leases office space in San Diego, California. The lease, as amended, provided for monthly rental payments of $5,127, and the lease term expired on June 30, 2021. Subsequent to the expiration of the lease term, the Company entered into a verbal agreement with the landlord to continue occupying the space on a month-to-month basis until the Company eventually moved out in October 2021. The Company evaluated this operating lease and determined that the short-term exemption available under ASC 842 applied since the lease term is less than 12 months and the lease does not include a purchase option whose exercise is reasonably certain. Since the short-term exemption applies, lease payments are recognized as an expense and no right of use asset or lease liability was recorded related to this lease.

On April 5, 2021, the Company entered into a new lease agreement for office space in San Diego, California, effective June 1, 2021.  The initial lease term is three years and there is an option to renew for an additional five years. Management does not expect to exercise

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

its option to renew. Monthly rental payments under the new lease begin at $23,787, which is comprised of $18,518 of base rent plus $5,268 of common area maintenance fees, with annual escalation of 3.5%. The Company paid a security deposit of $50,213 in connection with the new lease agreement.

The Company determined that the value of the lease liability and the related right-of-use asset at inception was $814,817, using an estimated incremental borrowing rate of 5% based on information available at the commencement date of the lease.

During the years ended December 31, 2021 and 2020, operating lease expense was $223,548 and $63,751, respectively. As of December 31, 2021, the Company does not have any financing leases.

Maturities of lease liabilities as of December 31, 2021 were as follows:

Maturity Year	Amount
2022	$289,981
2023	297,917
2024	125,530
Total lease payments	713,428
Less: Imputed interest	(43,151)
Present value of lease liabilities	670,277
Less: current portion	(262,379)
Lease liabilities, non-current portion	$407,898

Supplemental cash flow information related to the lease was as follows:

	For the Years Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$166,509	$—
Right-of-use asset obtained in exchange for lease obligations
Operating lease	$814,817	$—

NOTE 10	NOTES PAYABLE

A summary of the notes payable activity during the years ended December 31, 2021 and 2020, is presented below:

	Notes	Debt
	Payable	Discount	Total
Balance, January 1, 2020	$—	$—	$—
Issuances	4,000,000	(630,000)	3,370,000
Repayments in cash	(759,000)	—	(759,000)
Repayments from proceeds of SEDA	(791,000)	—	(791,000)
Amortization of debt discount	—	501,802	501,802
Balance, January 1, 2021	2,450,000	(128,198)	2,321,802
Repayments in cash	(2,450,000)	—	(2,450,000)
Amortization of debt discount	—	128,198	128,198
Outstanding, December 31, 2021	$—	$—	$—

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2020, the Company entered into note purchase agreements with the YAII PN, Ltd., a Cayman Island exempt limited partnership (the “Investor”), pursuant to which the Investor purchased full recourse promissory notes (the “Notes”) in the original aggregate principal amount of $4,000,000 (“Principal Amount”) for cash proceeds of $3,710,000. The Notes included an original issue discount of $290,000, which represents the difference between the principal and proceeds received. The original issue discount, along with the $340,000 advisory fees were recorded as a debt discount which were amortized over the term of the respective Notes using the effective interest rate method.

During the year ended December 31, 2020, the Company repaid principal on the Notes in the aggregate amount of $1,550,000 and during the year ended December 31, 2021, the Company repaid principal on the Notes in the aggregate amount of $2,450,000, such that the balance on the Notes is $0 at December 31, 2021. The Company paid debt redemption costs in the aggregate amount of $140,000, which were recognized as expense during the year ended December 31, 2021. See Note 13 – Stockholders’ Equity (Deficiency) for additional details.

The Company recorded amortization expense related to the debt discount of $128,198 and $501,802 during the years ended December 31, 2021 and 2020, respectively.

NOTE 11	LOAN PAYABLE

On April 27, 2020, the Company received $155,226 of cash proceeds pursuant to an unsecured loan (the “PPP” Loan) provided in connection with the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (“CARES Act”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2021, the Company is eligible to apply for and receive forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that KULR will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred to the earlier of (i) when the Small Business Administration remits the forgiven amount to the lender or notifies the lender that no forgiveness is allowed or (ii) October 31, 2021. While the Company’s PPP Loan currently has a two-year maturity, the amended law will permit the Company to request a five-year maturity, subject to the approval of the counterparty. The Company recorded interest expense of $1,701 and $923 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company’s accrued interest related to the PPP Loan was $2,624.

NOTE 12	INCOME TAXES

The income tax provision for the years ended December 31, 2021 and 2020 consists of the following:

	For the Years Ended
	December 31,
	2021	2020
Federal:
Current	$—	$—
Deferred	(2,359,473)	(474,692)

State and local:
Current	—	—
Deferred	(996,095)	(164,651)
	(3,355,568)	(639,343)
Change in valuation allowance	3,355,568	639,343
Income tax provision	$—	$—

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended
	December 31,
	2021	2020

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.0)%	(6.0)%
Permanent differences	(1.0)%	0.5%
Incremental research and development tax credits	0.0%	0.0%
Other and prior year true-ups	0.0%	4.1%
Change in valuation allowance	28.0%	22.4%
Effective income tax rate	0.0%	0.0%

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For the Years Ended
	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$4,978,331	$2,799,135
Research and development credit carryforwards	270,188	51,199
Stock-based compensation	981,067	11,062
Accruals	55,460	68,082
Gross deferred tax assets	6,285,046	2,929,478
Valuation allowance	(6,285,046)	(2,929,478)

Deferred tax asset, net of valuation allowance	$—	$—

Changes in valuation allowance	$3,355,568	$639,343

At December 31, 2021 and 2020, the Company had federal net operating loss carry forwards of approximately $18.6 million and $10.0 million, respectively. At December 31, 2021, approximately $3.9 million of federal net operating losses will expire from 2033 to 2037, and approximately $14.7 million will have no expiration. At December 31, 2021 and 2020, the Company had state net operating loss carry forwards of approximately $18.1 million and $9.5 million, respectively, which will begin to expire in 2024.

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

The Company files federal and state (California) tax returns which are subject to audit for the years ending on or after December 31, 2017. No tax audits were commenced or were in process during the years ended December 31, 2021 and 2020.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 13	STOCKHOLDERS’ EQUITY (DEFICIENCY)

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 1,000,000 shares designated as Series A Preferred Stock, 31,000 shares designated as Series B Convertible Preferred Stock, 400 shares designated as Series C Preferred Stock, and 650 shares designated as Series D Convertible Preferred Stock.

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2021, there were 12,336,047 shares available for issuance under the 2018 Plan.

Standby Equity Distribution Agreement

On February 27, 2020, KULR Technology Group, Inc. entered into a Standby Equity Distribution Agreement (“SEDA”) with an investor (the “Investor”), pursuant to which the Company may, at its discretion, sell to the Investor up to $8,000,000 of shares of the Company’s common stock (the “Offering”), par value $0.0001 per share (the “Common Stock”). For each share of Common Stock purchased under the SEDA (the “Shares”), the Investor will pay the Company 80% of the lowest daily volume weighted average price of the Common Stock on the OTC Markets OTCQB or other principal market on which the Common Stock is traded for the five days immediately following the date the Company delivers notice requiring the Investor to purchase the Shares under the SEDA.

The commitment period under the SEDA commenced on February 27, 2020 (the “Effective Date”) and expires on the earliest to occur of (i) first day of the month following the twenty-four months after the Effective Date, (ii) the date on which the Investor has purchased an aggregate amount of $8,000,000 of Shares under the SEDA, or (iii) the date the SEDA is earlier terminated. As of December 31, 2021 and 2020, the Company was prohibited from issuing shares pursuant to the SEDA as a result of it being a Variable Rate Transaction pursuant to the Public Offering Purchase Agreement, described below. Effective March 1, 2022, the SEDA expired, and shares are no longer issuable under the agreement.

The Company paid cash of $15,000 and issued 95,847 shares of Common Stock to the Investor as consideration for entering into the SEDA. The shares of common stock issued to the Investor had an issuance date fair value of $63,259. The aggregate consideration of $78,259 was recorded as deferred offering costs and additional paid in capital on the consolidated balance sheet.

During the year ended December 31, 2020 the Company issued an aggregate of 1,841,548 shares of common stock, at prices between $0.72 - $1.65 per share, for aggregate proceeds of $2,214,437, in connection with notices submitted to the Investor under the SEDA, of which $791,000 of the proceeds, were applied directly against the Notes. As of December 31, 2020, the Company had approximately $5,707,305 available in connection with the SEDA, however, as a result of warrants issued during 2020 in an unrelated transaction which were outstanding, the Company could not issue shares in connection with Variable Rate Transactions pursuant to the Public Offering Purchase Agreement, described below.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The Series A Preferred Stock is not convertible into any series or class of stock of the Company. In addition, holders of the Series A Preferred Stock shall not be entitled to receive dividends, nor do they have a right to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company.

On November 5, 2018, the Company received a written consent of the majority of the stockholders to issue 1,000,000 shares of the Company’s Series A Preferred Stock to Mr. Mo, if necessary, as a measure to protect the Company from an uninvited takeover. As of the date of filing, the shares of Series A Preferred Stock have not been issued.

Series B Convertible Preferred Stock

Holders of shares of Series B Convertible Preferred Stock are not entitled to voting rights or dividend rights. The Series B Convertible Preferred Stock does not contain any redemption provisions or other provisions requiring cash settlement within control of the holder. Series B Convertible Preferred Stock is senior in liquidation preference to common stock. Each share of Series B Convertible Preferred Stock, after 181 days after issuance and without the payment of additional consideration, is convertible at the option of the holder into fifty (50) fully paid and non-assessable shares of common stock. It was determined that the embedded conversion option is clearly and closely related to the equity host, therefore it is not bifurcated and not accounted for as a derivative.

During the year ended December 31, 2020, a holder of 515 shares of Series B Convertible Preferred Stock elected to convert their shares into 25,758 shares of common stock.

During the year ended December 31, 2021, the Company issued an aggregate of 698,600 shares of common stock upon the conversion of 13,972 shares of Series B Preferred stock, after which no Series B Convertible Preferred Stock remained outstanding.

Series C Convertible Preferred Stock

Series C Convertible Preferred Stock is senior in liquidation preference to the Company’s common stock for an amount equal to the stated value per share of $10,000 (“Stated Value”). Holders of shares of Series C Convertible Preferred Stock shall vote on an as-if-converted-to-common-stock basis with the common stockholders. Holders of shares of Series C Convertible Preferred Stock are entitled to receive dividends when, as and if declared by the Board of Directors, at an annual rate of twelve percent (12)% beginning one year after each share's issuance. The Company may elect to redeem all or part of each share of Series C Convertible Preferred Stock for the Stated Value.

During the year ended December 31, 2020, certain holders of 5.11 shares of Series C Convertible Preferred stock elected to convert their shares into an aggregate of 56,777 shares of common stock.

During the year ended December 31, 2020, a Qualified Offering occurred and 18.90 shares of Series C Convertible Preferred Stock were mandatorily converted into an aggregate of 177,885 shares of common stock of the Company and warrants for the purchase of an aggregate of 177,855 shares of common stock of the Company. The warrants are immediately exercisable and may be exercised at any time until December 31, 2025, at an exercise price of $1.25 per share. As a result of the Series C Preferred Stock having an effective conversion price that was lower than the market price on the commitment date, the Company immediately recognized a beneficial conversion feature of $1,691 as a deemed dividend, which increased the net loss attributable to common stockholders. Additionally, since the Company had an accumulated deficit, the impact was equity neutral to its additional paid-in capital.

There are no Series C Convertible shares outstanding at December 31, 2021 or 2020.

Series D Convertible Preferred Stock

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The Series D Preferred have a fixed conversion price of $2.05, are convertible into an aggregate of 3,170,730 shares of common stock and have the right to vote on an as-converted basis. Holders of the Series D Preferred shall be entitled to receive cumulative dividends annually at an annual rate equal to ten percent (10%). Dividends shall be payable in cash or, at the option of the holder of the Series D Preferred, converted into shares of common stock as provided in the certificate of designation for the Series D Preferred. Provided that the shares of common stock issuable upon conversion of the Series D Preferred is registered pursuant to an effective registration statement, the Company shall have the option, but not the obligation, to redeem, in cash, all or part of the Series D Preferred.

The Company determined that the Series D Preferred was permanent equity given that there was no redemption provision at the holder’s option and it was determined that the conversion option was clearly and closely related to the equity host, so it didn’t need to be bifurcated. The Company further determined that the $10,000 cash structuring fee, debt redemption costs of $140,000, and the remaining notes payable obligation of $1,400,000 paid to the investor, would be accounted for as a reduction of the $6,500,000 of gross proceeds. The remaining proceeds of $6,490,000 were allocated on a relative fair value basis to the Series D Preferred ($3,875,675), the commitment shares ($1,339,582) and the Warrant ($1,274,743). The Company used the Black-Scholes option pricing model to determine the fair value of the Warrant using the following assumptions: exercise price of $2.50 per share, market price of $2.05 per share, expected term of 1.0 year, volatility of 142% and a risk-free interest rate of 0.05%. Finally, the Company determined that the Series D Preferred had a beneficial conversion feature equal to $2,624,326 which is a deemed dividend and represents an adjustment to the numerator in the loss per share calculation. The cash issuance costs of $365,000 (inclusive of the $10,000 cash structuring fee) were charged to additional paid-in-capital.

On June 17, 2021, all of the outstanding shares of Series D Preferred were converted into 3,170,730 shares of common stock, after which no Series D Convertible Preferred Stock remained outstanding.

Common Stock

During the year ended December 31, 2021, the Company issued an aggregate of 176,000 shares of immediately vested common stock with a grant date value of $394,909 for legal and consulting services, of which, 6,000 shares with a grant date value of $18,000 has been applied to the total cost of the intangible asset acquired during the year ended December 31, 2021.

Public Offering

On December 29, 2020, the Company entered into a securities purchase agreement (the “Public Offering Purchase Agreement”) with investors for the purchase and sale of an aggregate of 6,400,001 shares of the Company’s common stock (the “Shares”) and warrants to purchase an aggregate of up to 6,400,001 shares of common stock (“Warrants”), in a registered direct offering at a combined purchase price of $1.25 per Share and Warrant, for aggregate gross proceeds to the Company of $8,000,001. The Warrants are immediately exercisable and may be exercised at any time until December 31, 2025, at an exercise price of $1.25 per share. The Warrants were determined to be classified within stockholders’ equity at their fair value. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes, as well as for capital expenditures. This registered direct offering closed on December 31, 2020. Additionally, pursuant to the Public Offering Purchase Agreement, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company of common stock involving a variable rate transaction (“Variable Rate Transaction”) until such time as no Purchaser holds any of the Warrants.

Pursuant to a co-placement agency agreement (the “Placement Agreement”) dated December 29, 2020 by and among the Company, Lake Street Capital Markets, LLC (“Lake Street”) and Maxim Group LLC (“Maxim”) (together with Lake Street, the “Co-Placement Agents”), the Company retained Lake Street and Maxim to act as the Company’s co-placement agents in connection with the registered direct offering. Pursuant to the Placement Agreement, the Company agreed to pay the co-placement agents a cash fee of 7.0% ($560,000) of the gross proceeds the Company receives under the Purchase Agreement. The total offering expenses incurred by the Company, other than the placement agent fees, were $170,152, which included the co-placement agents’ reimbursable expenses, legal, financial advisory fees, accounting, printing costs, listing fees, and various other expenses associated with registering and issuing the shares. As of December 31, 2020, of the offering costs described above, an aggregate of $24,852 of offering costs remained unpaid and are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Warrants

A summary of warrants activity during the year ended December 31, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2021	6,787,911	$1.25
Issued	2,600,000	2.50
Exercised	(6,793,358)	(1.73)
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2021	2,594,553	$1.25	4.0	$3,917,775
Exercisable, December 31, 2021	2,594,553	$1.25	4.0	$3,917,775

A summary of outstanding and exercisable warrants as of December 31, 2021 is presented below:

Warrants Outstanding		Warrants Exercisable
Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	2,594,553	4.0	2,594,553
$1.50	—	—	—
$2.50	—	—	—
	2,594,553	4.0	2,594,553

Stock Options

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2021	2020
Risk free interest rate	0.20% - 0.85%	1.58%
Expected term (years)	2.5 - 3.5	2.50
Expected volatility	93% - 109%	93.00%
Expected dividends	0%	0%

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

For the years ended December 31, 2021 and 2020, the weighted average grant date fair value per share of options was $0.80 and $0.36, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

A summary of options activity during the year ended December 31, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2021	370,000	$0.66
Granted	220,000	2.30
Exercised	(184,784)	0.66
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2021	405,216	$2.29	4.5	$104,009

Exercisable, December 31, 2021	180,147	$0.80	2.4	$352,370

The following table presents information related to stock options (excluding market-based option awards) as of December 31, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	972	2.2	162,500
$1.99	10,000	4.4	2,708
$2.03	20,000	4.4	5,000
$2.05	10,000	—	—
$2.08	10,000	4.4	2,708
$2.13	20,000	—	—
$2.27	29,730	4.5	7,230
$2.43	20,000	—	—
$2.44	100,000	—	—
	220,702	2.4	180,146

As of December 31, 2021, there was $152,948 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.7 years.

Restricted Common Stock

The following table presents information related to restricted common stock (excluding Market-Based Awards) as of December 31, 2021:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested balance, January 1, 2021	72,500	$1.24
Granted	2,677,744	2.56
Vested	(42,500)	2.25
Canceled	(117,744)	2.94
Non-vested shares, December 31, 2021	2,590,000	$2.52

As of December 31, 2021, there was $4,995,064 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 3.1 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Market-Based Awards

The following table presents information related to market-based awards as of December 31, 2021:

	Number of	Grant Date
Award	Shares	Fair Value
Restricted Stock Units	1,500,000	$2,911,420
Stock Options	1,500,000	2,579,000
	3,000,000	$5,490,420

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

On June 10, 2021, the Chief Executive Officer (the “CEO”) received an option for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price of $2.60 per share, which will be earned based upon achieving certain market capitalization milestones up to $4 billion. The grant date value of this award of $2,579,000 was determined using a Monte Carlo valuation model for market-based vesting awards and will be amortized over each of the tranches’ prospective derived service period.

As of December 31, 2021, no shares of the market-based awards have vested. Shares shall vest for each award in the following increments upon the Company’s market capitalization reaching the respective amounts as follows:

●	$500 million market capitalization: 250,000 shares
●	$1 billion market capitalization: 250,000 shares
●	$1.5 billion market capitalization: 250,000 shares
●	$2 billion market capitalization: 250,000 shares
●	$3 billion market capitalization: 250,000 shares
●	$4 billion market capitalization: 250,000 shares

The following assumptions were used in applying the Monte Carlo valuation model to the Company’s market-based awards described above.

	March 1,	June 10,
	2021	2021
Risk free interest rate	0.71%	0.73%
Expected volatility	98.9%	98.5%
Expected dividend yield	0%	0%
Expected term	2.1 years	2.2 years
Fair value of common stock on date of grant	$2.61	$2.62

As of December 31, 2021, there was $3,378,576 of unrecognized stock-based compensation expense related to market-based awards which will be amortized over the remaining weighted average vesting period of 1.69 years.

Stock-Based Compensation

During the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $4,200,091 and $343,854, respectively, related to restricted common stock, warrants and stock options, of which $4,171,241 and $312,922, respectively are included within selling, general and administrative expenses, and $28,850 and $30,932, respectively are included within research and development expenses on the consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table presents information related to stock-based compensation for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Common stock for services	$167,710	$178,642
Amortization of restricted common stock	1,606,578	—
Amortization of market-based awards	2,111,845	—
Stock options	68,239	39,426
Accrued issuable equity (common stock)	245,719	125,786
Total	$4,200,091	$343,854

NOTE 14	COMMITMENTS AND CONTINGENCIES

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement is effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement. During the years ended December 31, 2021 and 2020, the Company recorded royalty expense of $2,558 and $2,876, respectively, which were included within cost of revenues.

Technology Development and Sponsorship Agreement

On March 31, 2021, the Company entered into a multi-year technology development and sponsorship agreement, pursuant to which the Company has committed to spend an aggregate of $900,000 in sponsorship fees, payable in three installments, of which $250,000 was paid on April 1, 2021, $300,000 is payable on January 1, 2022, and $350,000 is payable on January 1, 2023. The April 1, 2021 payment of $250,000 was recorded as a prepaid expense and is being amortized over the performance period. During the year ended December 31, 2021, $250,000 of sponsorship fees expense was recognized related to the agreement.

In addition, the Company has committed to paying an aggregate of $750,000 related to technology development fees, which is to be paid in three equal installments. As of December 31, 2021, the co-development technologies had not been agreed to and no portion of the technology fees has been paid.

Research and Development Agreements

On April 5, 2021, the Company entered into a two-year research and development agreement to develop high-areal-capacity battery electrodes to increase the energy density of batteries. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $580,375, payable in eight quarterly installments of $72,547. During the year ended December 31, 2021, $217,641 of expense was recognized related to this agreement.

On August 18, 2021, the Company entered into a multi-year research and development agreement for a solid-state rechargeable battery, pursuant to which the Company has committed to spend an aggregate amount of $592,196 in eight quarterly payments of $74,025. During the year ended December 31, 2021, $123,375 of expense was recognized related to the agreement.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Consulting Agreement

On September 30, 2020, the Company entered into a 2-year consulting agreement with a contractor to provide services as an Advisory Board Member related to government and defense acquisitions in exchange for 60,000 shares of restricted common stock. Pursuant to the consulting agreement, the shares are subject to the Company’s claw back, based upon the satisfaction of meeting general performance parameters. As of December 31, 2021 and 2020, it was probable the contractor would satisfy the performance parameters and, as a result, the grant date fair value of the common stock is being recognized as stock-based compensation expense ratably over the vesting period. See Note 13 – Stockholders’ Equity (Deficiency) for additional details.

On October 1, 2021, the Company entered into a three-month consulting agreement with a contractor to provide corporate advisory and financial relations services in exchange for 30,000 shares of restricted common stock and a minimum of $60,000. Following the initial term, this contract shall be automatically renewed for a six month period, pursuant to which the Company will be obligated to pay a minimum of $120,000 and issue an additional 100,000 shares of restricted common stock as compensation.

Election of Directors and Appointment of Certain Officers

On June 10, 2021, the Board of Directors of the Company appointed three new independent directors to the Board, to hold office until the earlier of the expiration of the term of office of the director whom they have replaced, a successor is duly elected and qualified, or the earlier of such director’s death, resignation, disqualification, or removal. Each director will receive quarterly cash compensation equal to $10,000 and each director will be granted 20,000 shares of common stock, which shares shall vest quarterly in 5,000 share installments with the first installment vesting immediately upon approval for uplisting to a national exchange.

On March 3, 2021, the Company entered into a consulting agreement with Keith Cochran to act in the capacity of Executive Vice President. The consultant provided management and business development services to the Company. In consideration for services provided in January and February 2021, the Company compensated the consultant with $10,000 per month and 10,000 shares of its common stock per month. Effective March 1, 2021, the Company appointed Keith Cochran as President and Chief Operating Officer (“COO”) of the Company, to hold office until the earlier of the expiration of the term of office, a successor is duly elected and qualified, or the earlier of such officer’s death, resignation, disqualification, or removal. The COO will receive annual cash compensation and received an aggregate of 2,000,000 shares of its common stock, which shares will vest in four equal annual installments beginning on March 1, 2022. Additionally, the COO is eligible for incentive-based share grants totaling up to 1,500,000 shares of the Company’s common stock, which will be earned based on certain market capitalization achievement up to $4 billion.

Sponsorship Agreement

On December 16, 2021, the Company entered into a one-year sponsorship agreement which provides the Company with the right to display its name and logo during certain events during the period from January 1, 2022 through December 31, 2022. The Company paid an aggregate amount of $1,350,000 in sponsorship fees related to this agreement during the first quarter of 2022, which have been recorded as prepaid expenses and will be amortized over the performance period.

NOTE 15	SUBSEQUENT EVENTS

Common Stock

During March 2022, the Company issued an aggregate of 70,143 shares of common stock upon the exercise of warrants pursuant to which the Company received an aggregate of $87,679 of gross proceeds.