Form 10-Q
period 2022-03-31
KULR Technology Group, Inc.
filed 2022-05-16
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 16, 2022, there were 107,022,536 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash	$10,132,676	$14,863,301
Accounts receivable	193,092	136,326
Inventory	287,328	191,311
Prepaid expenses and other current assets	1,918,011	570,360
Total Current Assets	12,531,107	15,761,298
Property and equipment, net	357,509	374,475
Vendor deposits	2,381,488	2,153,950
Security deposits	58,941	58,941
Intangible assets, net	213,808	216,952
Right of use asset	470,903	665,687
Total Assets	$16,013,756	$19,231,303

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$188,737	$454,507
Accrued expenses and other current liabilities	1,800,217	1,163,227
Accrued issuable equity	182,281	290,721
Lease liability, current portion	209,560	262,379
Loan payable	155,226	155,226
Deferred revenue	20,000	132,303
Total Current Liabilities	2,556,021	2,458,363
Lease liability, non-current portion	267,900	407,898
Total Liabilities	2,823,921	2,866,261

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 104,870,715 shares issued and 104,792,072 outstanding at March 31, 2022, respectively, and 104,792,072 shares issued and outstanding at December 31, 2021	10,487	10,479
Additional paid-in capital	40,913,190	39,512,122
Treasury stock, at cost; 194,704 and 0 shares held at March 31, 2022 and December 31, 2021	(439,728)	—
Accumulated deficit	(27,294,114)	(23,157,559)
Total Stockholders' Equity	13,189,835	16,365,042
Total Liabilities and Stockholders' Equity	$16,013,756	$19,231,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue	$200,499	$417,905
Cost of revenue	122,918	275,268
Gross Profit	77,581	142,637

Operating Expenses
Research and development	721,347	122,983
Selling, general, and administrative	3,534,923	1,492,811
Total Operating Expenses	4,256,270	1,615,794
Loss From Operations	(4,178,689)	(1,473,157)

Other Income (Expense)
Interest expense, net	(906)	(865)
Amortization of debt discount	—	(108,124)
Change in fair value of accrued issuable equity	43,040	(132,577)
Total Other Income (Expense), net	42,134	(241,566)

Net Loss	$(4,136,555)	$(1,714,723)
Net Loss Per Share
- Basic and Diluted	$(0.04)	$(0.02)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	102,561,211	90,078,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	104,792,072	$10,479	$39,512,122	—	$—	$(23,157,559)	$16,365,042
Treasury stock held upon the vesting of restricted common stock	—	—	—	194,704	(439,728)	—	(439,728)
Common stock issued upon the exercise of warrants	70,143	7	87,672	—	—	—	87,679
Common stock issued upon the exercise of options	2,500	—	5,075	—	—	—	5,075
Stock-based compensation:
Common stock issued for services	6,000	1	43,159	—	—	—	43,160
Amortization of restricted common stock	—	—	519,231	—	—	—	519,231
Amortization of stock options	—	—	15,883	—	—	—	15,883
Amortization of market-based awards	—	—	730,048	—	—	—	730,048
Net loss	—	—	—	—	—	(4,136,555)	(4,136,555)
Balance - March 31, 2022	104,870,715	$10,487	$40,913,190	194,704	$(439,728)	$(27,294,114)	$13,189,835

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	13,972	$1	89,908,600	$8,991	$17,355,968	$(11,246,408)	$6,118,552
Common stock issued upon conversion of Series B Convertible Preferred Stock	(13,972)	(1)	698,600	70	(69)	—	—
Stock-based compensation:
Common stock issued for services	—	—	20,000	2	49,798	—	49,800
Restricted common stock issued	—	—	2,000,000	200	(200)	—	—
Amortization of restricted common stock	—	—	—	—	126,625	—	126,625
Amortization of stock options	—	—	—	—	9,112	—	9,112
Amortization of market-based awards	—	—	—	—	130,245	—	130,245
Net loss	—	—	—	—	—	(1,714,723)	(1,714,723)
Balance - March 31, 2021	—	$—	92,627,200	$9,263	$17,671,479	$(12,961,131)	$4,719,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(4,136,555)	$(1,714,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	108,124
Non-cash lease expense	194,784	—
Depreciation and amortization expense	41,461	4,771
Change in fair value of accrued issuable equity	(43,040)	132,577
Stock-based compensation	1,242,922	387,972
Changes in operating assets and liabilities:
Accounts receivable	(56,766)	(289,807)
Inventory	(96,017)	1,317
Prepaid expenses and other current assets	(1,347,651)	(425,178)
Accounts payable	(265,770)	111,838
Accrued expenses and other current liabilities	197,262	19,724
Lease liability	(192,817)	—
Deferred revenue	(112,303)	—
Total Adjustments	(437,935)	51,338
Net Cash Used In Operating Activities	(4,574,490)	(1,663,385)

Cash Flows From Investing Activities:
Vendor deposits for property and equipment	(227,538)	—
Purchases of property and equipment	(21,351)	—
Net Cash Used In Investing Activities	(248,889)	—

Cash Flows from Financing Activities:
Repayments of notes payable	—	(1,050,000)
Proceeds from the exercise of options	5,075	—
Proceeds from the exercise of warrants	87,679	—
Net Cash Provided By (Used In) Financing Activities	92,754	(1,050,000)

Net Decrease In Cash	(4,730,625)	(2,713,385)
Cash - Beginning of Period	14,863,301	8,880,140
Cash - End of Period	$10,132,676	$6,166,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$642	$367

Non-cash investing and financing activities:
Common stock held in treasury upon the vesting of restricted common stock	$(439,728)	$—
Common stock issued upon the conversion of Series B Convertible Preferred Stock	$—	$70

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1    ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTANTIES

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both, high performance aerospace and Department of Defense ("DOD") applications, such as satellite communications, directed energy systems and hypersonic vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, 5G communication, cloud computer infrastructure, consumer and industrial devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 28, 2022.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. For example, in response to an outbreak of infection in Shanghai, beginning in March 2022 governmental authorities in China implemented a lockdown order in that city, significantly slowing economic and business activity in that region. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2021, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Liquidity

As of March 31, 2022, the Company had cash of $10,132,676 and working capital of $9,975,086. For the three months ended March 31, 2022, the Company incurred a net loss of $4,136,555 and used cash in operations of approximately $4,574,490. During April 2022, the Company received an aggregate of $2,933,157 of gross proceeds upon the exercise of warrants. On May 13, 2022, the Company issued a $5,000,000 promissory note to an investor for gross proceeds of $4,750,000.  On the same date, the Company entered into a Standby Equity Purchase Agreement, which gives the Company the right, but not the obligation, to sell up to $50,000,000 of its shares of common stock to the same investor during the commitment period. See Note 10 – Subsequent Events for additional information on the aforementioned transactions. While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the foreseeable future, the Company believes that its current working capital, combined with the cash availability pursuant to the Standby Equity Purchase Agreement, is sufficient in comparison to its anticipated cash usage for a period of at least twelve months after the filing date of these financial statements.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these unaudited condensed consolidated financial statements include, but are not limited to, fair value calculations for equity securities, stock-based compensation and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable, revenue and accounts payable.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $9,709,169 and $5,659,918 as of March 31, 2022 and 2021, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, or whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	Revenues		Accounts Receivable
	For the Three Months Ended
	March 31,		As of	As of
	2022	2021	March 31, 2022	December 31, 2021
Customer A	*	*	*	34%
Customer B	43%	*	*	*
Customer C	37%	51%	50%	42%
Customer D	*	14%	*	21%
Customer E	*	23%	*	*
Total	80%	88%	50%	97%

*	Less than 10%

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

Vendor Concentrations

Vendor concentrations are as follows for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended
	March 31,
	2022	2021
Vendor A	69%	*
Vendor B	*	26%
Vendor C	14%	*
Vendor D	*	67%
	83%	93%

*	Less than 10%

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

Inventory at March 31, 2022 and December 31, 2021 was comprised of the following:

	March 31,	December 31,
	2022	2021
Work-in-process	$84,410	$5,500
Finished goods	202,918	185,811
Total inventory	$287,328	$191,311

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
●	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2022	2021
Product sales	$172,599	$178,249
Contract services	27,900	239,656
Total revenue	$200,499	$417,905

As of March 31, 2022 and December 31, 2021, respectively, the Company had $20,000 and $132,303 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. During the three months ended March 31, 2022, the Company recognized $112,303 of revenues that were included in deferred revenue in a previous period.

During the three months ended March 31, 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

As of March 31, 2022 and December 31, 2021, the Company had $101,868 and $84,324, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets. Deferred labor costs represent costs to fulfill the Company’s contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(4,136,555)	$(1,714,723)

Denominator:
Weighted-average common shares outstanding	104,843,100	90,745,607
Less: weighted-average unvested restricted shares	(2,357,889)	(666,667)
Add: weighted average accrued issuable equity	76,000	—
Denominator for basic and diluted net loss per share	102,561,211	90,078,940

Net loss per share:
Basic and diluted	$(0.04)	$(0.02)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2022	2021
Unvested restricted stock	1,925,000	2,000,000
Unvested market -based equity awards	3,000,000	1,500,000
Options	462,716	470,000
Warrants	2,524,410	6,787,911
Total	7,912,126	10,757,911

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-10 “Codification Improvements”, which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company adopted ASU 2020-10 effective January 1, 2022 and its adoption did not have a material impact on its condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2021-04 effective January 1, 2022 and its adoption did not have a material impact on its condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Marketing	$992,631	$10,231
Inventory deposits	593,686	309,688
Other	121,032	31,074
Deferred labor costs	101,868	84,324
Professional fees	79,379	65,118
Insurance	29,415	69,925
Total prepaid expenses	$1,918,011	$570,360

Includes $958,188 of prepaid marketing expenses pursuant to certain sponsorship agreements which will be amortized over the respective service periods of the agreements. See Note 9 – Commitments and Contingencies.

NOTE 4    VENDOR DEPOSITS

The Company entered into agreements with third party contractors for facility improvements, the design and build of a battery packaging and inspection automation system, and automated robotic tending system.

As of March 31, 2022, the Company had outstanding deposits of $2,381,488 in connection with these agreements.

NOTE 5    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Legal and professional fees	$645,645	$418,154
Payroll and vacation	783,698	302,101
Research and development	210,932	146,158
Other	63,192	84,824
Board compensation	32,500	45,680
Accrued cost of sales	64,250	128,500
Marketing and advertising fees	—	37,810
Total accrued expenses and other current liabilities	$1,800,217	$1,163,227

NOTE 6    ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the three months ended March 31, 2022 is presented below:

For the Three Months Ended
March 31, 2022
Beginning Balance	$290,721
Additions	26,600
Cancelled accrued issuable equity obligations	(92,000)
Mark-to-market	(43,040)
Ending Balance	$182,281

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accrued Issuable Equity for Services

During the three months ended March 31, 2022, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $26,600.

During the three months ended March 31, 2022, the Company cancelled certain of its accrued issuable equity obligations of an aggregate of 33,333 of its shares with an aggregate fair value of $92,000 due to a reduction in investor relation services.

During the three months ended March 31, 2022, the Company recorded an aggregate of $43,040 of gains related to the reduction in fair value of accrued issuable equity (see Note 8 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of March 31, 2022 was $182,281.

NOTE 7    LEASES

The Company leases office space in San Diego, California.  During the three months ended March 31, 2022 and 2021, operating lease expense was $74,080 and $15,598, respectively. As of March 31, 2022, the Company does not have any financing leases.

Maturities of lease liabilities as of March 31, 2022 were as follows:

Maturity Date
April 1 through December 31, 2022	171,202
2023	234,694
2024	99,187
Total lease payments	505,083
Less: Imputed interest	(27,623)
Present value of lease liabilities	477,462
Less: current portion	(209,560)
Lease liabilities, non-current portion	$267,900

Supplemental cash flow information related to the lease was as follows:

For the Three Months Ended
March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$193,717

NOTE 8    STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2022 and 2021, the Company issued an aggregate of 6,000 and 20,000 shares of immediately vested common stock with a grant date value of $43,160 and $49,800, respectively, for legal and consulting services.

Treasury Stock

The Company's equity-based compensation plan allows for the grant of non-vested stock options, RSUs and RSAs to its employees pursuant to the terms of its equity incentive plan. Under the provision of the plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld are then transferred to the Company's treasury stock at cost. During the three months ended March 31, 2022, the Company withheld 194,704 shares valued at $439,728 in connection with the vesting of restricted common stock awards during the period.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

A summary of warrants activity during the three months ended March 31, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	2,594,553	$1.25
Issued	—	—
Exercised	(70,143)	(1.25)
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2022	2,524,410	$1.25	3.8	$2,322,457

Exercisable, March 31, 2022	2,524,410	$1.25	3.8	$2,322,457

A summary of outstanding and exercisable warrants as of March 31, 2022 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	2,524,410	3.8	2,524,410
	2,524,410	3.8	2,524,410

Stock Options

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Three Months Ended
	March 31,
	2022	2021
Risk free interest rate	1.18% -2.28%	0.85%
Expected term (years)	3.5 - 3.8	2.5
Expected volatility	116.00%	93.00%
Expected dividends	0.00%	0.00%

For the three months ended March 31, 2022 and 2021, the weighted average grant date fair value per share of options was $3.23 and $0.36, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of options activity (excluding Market-Based Awards) during the three months ended March 31, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	405,216	$1.55
Granted	60,000	2.30
Exercised	(2,500)	0.66
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2022	462,716	$1.64	3.4	$287,234

Exercisable, March 31, 2022	225,354	$1.07	2.5	$255,819

The following table presents information related to stock options (excluding market-based option awards) as of March 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	185,486	1.9	168,125
$1.99	10,000	4.2	3,333
$2.03	17,500	4.2	3,750
$2.05	10,000	4.4	2,708
$2.08	10,000	4.1	3,333
$2.13	20,000	4.4	5,000
$2.25	10,000	—	—
$2.27	29,730	4.2	9,105
$2.31	50,000	—	—
$2.43	20,000	4.5	5,000
$2.44	100,000	3.9	25,000
	462,716	2.5	225,355

As of March 31, 2022, there was $233,996 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 3.0 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Common Stock

The following table presents information related to restricted common stock (excluding Market-Based Awards) as of March 31, 2022:

		Weighted Average
		Grant Date
	Shares of Restricted	Fair Value
	Common Stock	Per Share
Non-vested balance, January 1, 2022	2,590,000	$2.52
Vested	(665,000)	2.61
Non-vested shares, March 31, 2022	1,925,000	$2.49

As of March 31, 2022, there was $4,475,834 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 2.9 years.

Market-Based Awards

The following table presents information related to market-based awards outstanding as of March 31, 2022:

	Number of	Grant Date
Award	Shares	Fair Value
Restricted stock units	1,500,000	$2,911,420
Stock options	1,500,000	2,579,000
Total	3,000,000	$5,490,420

The grant date value for the market-based awards is being amortized over the derived service periods of the awards. As of March 31, 2022, there was $2,648,528 of unrecognized stock-based compensation expense related to market-based awards which will be amortized over the remaining weighted average vesting period of 1.44 years.

As of March 31, 2022, none of the market-based awards have vested.

Stock-Based Compensation

During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $1,242,922 and $387,972, respectively, related to restricted common stock, warrants and stock options, of which $1,234,814 and $380,567, respectively are included within selling, general and administrative expenses, and $8,108 and $7,405, respectively are included within research and development expenses on the unaudited condensed consolidated statements of operations.

The following table presents information related to stock-based compensation for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Common stock for services	$43,160	$49,800
Amortization of restricted common stock	519,231	126,625
Amortization of market-based awards	730,048	130,245
Stock options	15,883	9,112
Accrued issuable equity (common stock)	(65,400)	72,190
Total	$1,242,922	$387,972

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9    COMMITMENTS AND CONTINGENCIES

Sponsorship Agreement

On December 16, 2021, the Company entered into a one-year sponsorship agreement which provides the Company with the right to display its name and logo during certain events during the period from January 1, 2022 through December 31, 2022. The Company has committed to pay an aggregate of $1,350,000 in sponsorship fees which will be amortized over the performance period. The Company paid sponsorship fees of $900,000 during the three months ended March 31, 2022 and is recorded as prepaid expenses. During the three months ended March 31, 2022, $199,107 of sponsorship fees expense was recognized related to the agreement.

NOTE 10    SUBSEQUENT EVENTS

Common Stock

During April 2022, the Company issued an aggregate of 2,346,525 shares of common stock upon the exercise of warrants pursuant to which the Company received an aggregate of $2,933,157 of gross proceeds. In connection with the early exercise of such warrants, the Company issued new warrants to purchase an aggregate of 2,346,525 shares of common stock at an exercise price of $1.00 per share. The new warrants expire on December 31, 2025.

Standy Equity Purchase Agreement

On May 13, 2022, KULR Technology Group, Inc. (the “Company”) entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on May 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Company’s common stock equal to the commitment amount of $50,000,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. The shares would be purchased at 98.0% of the Market Price (as defined below) and would be subject to certain limitations, including that Yorkville could not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance (the "Ownership Limitation") or an aggregate of 19.9% of the Company's outstanding common stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of common stock under the SEPA that equal or exceed the Minimum Price (as defined in Section 312.03 of the NYSE Listed Company Manual). “Market Price” is defined in the SEPA as the average of the VWAPs (as defined below) during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. “VWAP” is defined in the SEPA to mean, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the NYSE American as reported by Bloomberg L.P. during regular trading hours.

Note Purchase Agreement

On May 13, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Yorkville, pursuant to which the Company issued to the Investor a promissory note with an initial principal amount equal to $5,000,000 (the “Promissory Note”) at a purchase price equal to 95.0% of the principal amount of the Convertible Debentures. The Promissory Note carries an interest rate of 10% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. ("KULR") and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the three months ended March 31, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know.

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

During Q1’22, we experienced significant impact to our business due to the COVID-19 lockdown in China. We had over $325,000 worth of inventory that we had built that could have been recognized as revenue in the first quarter but ended up not being shipped due to the COVID-19 lockdown. We are happy to report that these products have been shipped to the customer when the lockdown eased a bit. Much of the COVID-related challenges have meant delays in product shipment, not cancellations, so as restrictions ease in the coming months, we expect to make up for lost time and revenue as we move through our sizeable inventory.

As a core part of our growth strategy aimed at providing total system solutions that address market needs, KULR has secured a financing facility allowing us access to $55M in additional capital for procuring battery cell supplies and other key materials, as well as securing supply chain and manufacturing capacities in North America. The Company is working to secure inventory allocations in anticipation of ongoing demand from its key end markets. In total, KULR expects to procure lithium-ion battery cells providing up to 500-megawatt hours (“MWh”) of energy capacity, enough to power approximately 40,000 homes using currently available domestic energy storage options. Within applications for the energy storage and e-mobility markets, the battery cell supplies would equate to our estimation of revenue opportunity of $250-$350 million, although no assurances can be made of our actual acquisition of cells providing such opportunities or that those opportunities will provide such revenues. To further control supply chain and manufacturing costs and risks, the Company also intends to use these funds to bring much of its production capabilities to North America.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. As a result, we will eventually need to generate significant revenues to achieve profitability. Until that time, we shall have to continue to raise cash, as and when required, through equity or debt financings.

Recent Developments

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. Although recent cases and deaths from the COVID-19 pandemic have generally declined in the United States, spread of COVID-19 in China recently resulted in a temporary lockdown covering all of Shanghai, China where our manufacturing partner has its headquarter. During this period, we saw significant inventory buildup in China and we were unable to recognize over $325,000 in revenue in the quarterly period ended March 31, 2022, which inventory buildup was caused by delays in shipment to customers that could not be completed during the COVID-19 lockdown in China. We are now taking active steps to direct our production and supply chain activities to North America to geographically diversify and potentially reduce further COVID-19 impacts.

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2022 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular research and development and manufacturing schedules, as well as the capability to meet customer demands in a timely manner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financing Activities

On May 13, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of its shares of common stock any time during the commitment period commencing on May 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Company’s common stock equal to the commitment amount of $50,000,000. Each sale the Company requests (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. The shares would be purchased at 98.0% of the Market Price (as defined in the SEPA) and would be subject to certain limitations. The Company agreed to file a prospectus supplement dated May 13, 2022 to the Company’s prospectus filed as part of the Registration Statement on Form S-3 that was declared effective on July 13, 2021. Concurrently with the SEPA, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Yorkville, pursuant to which the Company issued to the Investor a promissory note with an initial principal amount equal to $5,000,000 (the “Promissory Note”) for which the Company received gross proceeds of $4,750,000. The Promissory Note carries an interest rate of 10% per annum and is payable in five monthly installments beginning on June 13, 2022.

The foregoing is a summary description of certain terms of the SEPA, Note Purchase Agreement and Promissory Note. For a full description of all terms, please refer to the copies of the SEPA, the Note Purchase Agreement and the Promissory Note that are filed as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2022 and is incorporated herein by reference.

Results of Operations

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

Revenue

Our revenues consisted of the following types:

	For the Three Months Ended
	March 31,
	2022	2021
Product sales	$172,599	$178,249
Contract services	27,900	239,656
Total revenue	$200,499	$417,905

For the three months ended March 31, 2022 and 2021, we generated $200,499 and $417,905 of revenues from 11 and 10 customers, respectively, representing a decrease of $217,406, or 52%. Revenue from product sales during the three months ended March 31, 2022 decreased by $5,650 or 3% compared to the three months ended March 31, 2021. The Company generated $172,599 of revenues in connection with 11 product sales completed during the first quarter of 2022 for the sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit (“ISC”) battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials. Due to mandated COVID-19 lockdowns in China, we were unable to ship certain finished goods which significantly affected product revenues recognized during the three months ended March 31, 2022. We expect the lockdown protocols to be lifted and our products to ship during the three months ended June 30, 2022, at which time we will recognize revenue of $325,000 related to affected sales. As a result of the restrictions and loss of flexibility we experienced during this period we are looking at bringing a portion of our manufacturing process back home to our US facility. We anticipate that the improvements in logistic flexibility and response times will more than offset increases in assembly labor cost, if any, and enable us to better support our US customers while maintaining our gross margins.

Revenue from contract services during the three months ended March 31, 2022 decreased by approximately $211,756 or 88% compared to the three months ended March 31, 2021. Three large DOD contracts received during the first quarter of 2021 generated $233,656 of revenues. Our service revenues, which include certain research and development contracts and onsite engineering services, have not been hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

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

For the three months ended March 31, 2022 and 2021, cost of revenues was $122,918 and $275,268, respectively, representing a decrease of $152,350, or 55%. The decrease was primarily due to decreased costs as a result of decreased revenues. The gross margin percentage was 39% and 34% for the three months ended March 31, 2022 and 2021, respectively. The increase in margins realized during the three months ended March 31, 2022 is primarily attributable to two service contracts that resulted in low gross margins of 15% and 13% during the first and second quarters of 2021, respectively.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the three months ended March 31, 2022 and 2021, R&D expenses were $721,347 and $122,983, respectively, representing an increase of $598,364 or 487%. The increase during 2022 was comprised primarily of $273,051 related to an increase in employee headcount spent on R&D and three new projects for automation, battery and drone design initiated in 2021, $168,443 related to software engineering services, $147,995 related to product development for high-areal capacity battery electrodes and 3D-engineering for solid state rechargeable batteries, $30,000 related to cell check design services, and $23,151 related to drone engineering services.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of stock-based compensation, payroll taxes and other benefits, consulting fees, registration fees, office expenses, rent expense, directors and officers insurance, travel and entertainment, marketing and advertising, and filing fees.

For the three months ended March 31, 2022 and 2021, selling, general and administrative expenses were $3,534,923 and $1,492,811, respectively, an increase of $2,042,112, or 137%. The increase is primarily due to increases of approximately $854,243 for stock-based compensation issued to employees and consultants, $530,314 in labor costs as a result of 25 new hires during the last twelve months, $185,557 for consulting contractor services, $114,603 for NYSE registration fees, $110,888 for office expenses and supplies, $58,483 for rent expense due to the execution of a new operating lease agreement during the period, $28,654 for directors and officers insurance, $24,262 for travel and entertainment due to the lifting of COVID-19 dining and travel restrictions, $20,399 for expanded marketing and advertising expenses, and $14,049 for filing fees.

Other Income (Expense)

For the three months ended March 31, 2022 and 2021, other income (expense) was $42,134 and ($241,566), respectively, representing a change of $283,700 or 117%. The change is primarily attributable to the change in fair value of accrued issuable equity of $175,617 and the decrease in the amortization of debt discount recorded in connection with notes payable issued in 2020 of $108,124.

Liquidity and Capital Resources

As of March 31, 2022 and December 2021, we had cash balances of $10,132,676 and $14,863,301, respectively, and working capital of $9,975,086 and $13,302,935, respectively.

On May 13, 2022, the Company issued a $5,000,000 Promissory Note to an investor for gross proceeds of $4,750,000.  On the same date, the Company entered into the SEPA which gives the Company the right, but not the obligation, to sell up to $50,000,000 of its shares of common stock to the same investor during the commitment period.  See Financing Activities under Recent Developments above for additional details.

For the three months ended March 31, 2022 and 2021, cash used in operating activities was $4,574,490 and $1,663,385, respectively. Our cash used in operations for the three months ended March 31, 2022 was primarily attributable to our net loss of $4,136,555, adjusted for non-cash expenses in the aggregate amount of $1,436,127, as well as $1,874,062 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2021 was primarily attributable to our net loss of $1,714,723, adjusted for non-cash expenses in the aggregate amount of $633,444, as well as $582,106 of net cash used to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2022 and 2021, cash used in investing activities was $248,889 and $0, respectively. Cash used in investing activities during the three months ended March 31, 2022 was related to deposits paid for equipment of $227,538 and purchases of property and equipment of $21,351.

For the three months ended March 31, 2022 and 2020, cash provided by (used in) financing activities was $92,754 and ($1,050,000), respectively. Cash provided by financing activities during the three months ended March 31, 2022 was due to proceeds from the exercise of warrants of $87,679 and proceeds from the exercise of options of $5,075. Cash used in financing activities during the three months ended March 31, 2021 was due to repayments of notes payable of $1,050,000.

Future cash requirements for our current liabilities include approximately $1,758,786 for accounts payable and accrued expenses (including lease liabilities) and $155,226 related to our PPP loan, for which we have applied for forgiveness. The Company has also committed to spend $970,546 related to capital expenditures for the construction of a new automation facility, $867,224 for automation and testing equipment, $586,286 for research and development, and $450,000 related to a sponsorship agreement. Cash requirements for long term liabilities consist of $267,900 for lease payments, and $148,049 for research and development. The Company intends to meet these cash requirements from its current cash balance, proceeds from the SEPA and from future revenues.

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

Critical Accounting Estimates

For a description of our critical accounting estimates, see Critical Accounting Estimates in Item 7 of our Annual Report on Form 10-K which was filed with the SEC on March 28, 2022.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements included within this Quarterly Report for a summary of recently adopted accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting whereas we did not design or maintain effective controls to ensure that there is an independent review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments) as our policy of providing timely support to ensure completeness and accuracy of the payment was not followed which continued to exist as of March 31, 2022. We are currently in the process of implementing a detailed plan for remediation of the material weakness, including developing and maintaining preventative controls around the electronic payment process to ensure proper segregation of duties.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 28, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2022, the Company issued new warrants to purchase an aggregate of 2,346,525 shares of common stock at an exercise price of $1.00 per share. The new warrants expire on December 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labels*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer
(Principal Financial and Accounting Officer)