Form 10-Q
period 2022-06-30
KULR Technology Group, Inc.
filed 2022-08-15
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 11, 2022, there were 107,252,860 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash	$12,991,732	$14,863,301
Accounts receivable	564,229	136,326
Inventory	284,572	191,311
Prepaid expenses and other current assets	1,786,145	570,360
Total Current Assets	15,626,678	15,761,298
Property and equipment, net	409,992	374,475
Vendor deposits	2,582,958	2,153,950
Security deposits	58,941	58,941
Intangible assets, net	210,663	216,952
Right of use asset	419,142	665,687
Deferred financing costs	72,800	—
Total Assets	$19,381,174	$19,231,303

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$301,480	$454,507
Accrued expenses and other current liabilities	1,571,755	1,163,227
Accrued issuable equity	148,801	290,721
Lease liability, current portion	214,166	262,379
Loan payable, current portion	56,744	155,226
Deferred revenue	20,000	132,303
Notes payable, net of debt discount	4,836,019	—
Total Current Liabilities	7,148,965	2,458,363
Lease liability, non-current portion	212,852	407,898
Loan payable, non-current portion	98,482	—
Total Liabilities	7,460,299	2,866,261

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 107,223,240 shares issued and 107,061,536 outstanding at June 30, 2022 respectively, and 104,792,072 shares issued and outstanding at December 31, 2021	10,722	10,479
Additional paid-in capital	44,824,151	39,512,122
Treasury stock, at cost; 161,704 and 0 shares held at June 30, 2022 and December 31, 2021	(365,199)	—
Accumulated deficit	(32,548,799)	(23,157,559)
Total Stockholders' Equity	11,920,875	16,365,042
Total Liabilities and Stockholders' Equity	$19,381,174	$19,231,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$587,546	$628,244	$788,045	$1,046,149
Cost of revenue	423,672	439,206	546,590	714,474
Gross Profit	163,874	189,038	241,455	331,675

Operating Expenses
Research and development	999,484	352,741	1,720,831	475,724
Selling, general, and administrative	4,326,162	2,723,303	7,861,085	4,216,114
Total Operating Expenses	5,325,646	3,076,044	9,581,916	4,691,838
Loss From Operations	(5,161,772)	(2,887,006)	(9,340,461)	(4,360,163)

Other (Expense) Income
Interest expense, net	(42,374)	(766)	(43,280)	(1,631)
Debt redemption costs	—	(140,000)	—	(140,000)
Amortization of debt discount	(103,219)	(20,074)	(103,219)	(128,198)
Change in fair value of accrued issuable equity	52,680	20,703	95,720	(111,874)
Total Other (Expense) Income, net	(92,913)	(140,137)	(50,779)	(381,703)

Net Loss	(5,254,685)	(3,027,143)	(9,391,240)	(4,741,866)
Deemed dividend to Series D preferred stockholders	—	(2,624,326)	—	(2,624,326)
Net Loss Attributable to Common Stockholders	$(5,254,685)	$(5,651,469)	$(9,391,240)	$(7,366,192)

Net Loss Per Share
- Basic and Diluted	$(0.05)	$(0.06)	$(0.09)	$(0.08)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	104,545,799	92,513,238	103,537,473	91,302,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	104,792,072	$10,479	$39,512,122	—	$—	$(23,157,559)	$16,365,042
Treasury stock held upon the vesting of restricted common stock	—	—	—	194,704	(439,728)	—	(439,728)
Common stock issued upon the exercise of warrants	70,143	7	87,672	—	—	—	87,679
Common stock issued upon the exercise of options	2,500	—	5,075	—	—	—	5,075
Stock-based compensation:
Common stock issued for services	6,000	1	43,159	—	—	—	43,160
Amortization of restricted common stock	—	—	519,231	—	—	—	519,231
Amortization of stock options	—	—	15,883	—	—	—	15,883
Amortization of market-based awards	—	—	730,048	—	—	—	730,048
Net loss	—	—	—	—	—	(4,136,555)	(4,136,555)
Balance - March 31, 2022	104,870,715	10,487	40,913,190	194,704	(439,728)	(27,294,114)	13,189,835
Treasury stock issued upon the exercise of options	—	—	(46,305)	(33,000)	74,529	—	28,224
Common stock issued upon the exercise of warrants	2,346,525	234	2,932,922	—	—	—	2,933,156
Stock-based compensation:
Common stock issued for services	6,000	1	10,260	—	—	—	10,261
Amortization of restricted common stock	—	—	422,128	—	—	—	422,128
Amortization of stock options	—	—	26,535	—	—	—	26,535
Amortization of market-based awards	—	—	565,421	—	—	—	565,421
Net loss	—	—	—	—	—	(5,254,685)	(5,254,685)
Balance - June 30, 2022	107,223,240	$10,722	$44,824,151	161,704	$(365,199)	$(32,548,799)	$11,920,875

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
	Series B Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	13,972	$1	—	$—	89,908,600	$8,991	$17,355,968	$(11,246,408)	$6,118,552
Common stock issued upon conversion of Series B Convertible Preferred Stock	(13,972)	(1)	—	—	698,600	70	(69)	—	—
Stock-based compensation:
Common stock issued for services	—	—	—	—	20,000	2	49,798	—	49,800
Restricted common stock issued	—	—	—	—	2,000,000	200	(200)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	126,625	—	126,625
Amortization of stock options	—	—	—	—	—	—	9,112	—	9,112
Amortization of market-based awards	—	—	—	—	—	—	130,245	—	130,245
Net loss	—	—	—	—	—	—	—	(1,714,723)	(1,714,723)
Balance - March 31, 2021	—	—	—	—	92,627,200	9,263	17,671,479	(12,961,131)	4,719,611
Issuance of Series D Convertible Preferred Stock, Common Stock, and warrants for cash (1)	—	—	650	—	1,300,000	130	6,134,870	—	6,135,000
Common stock issued upon the conversion of Series D Convertible Preferred Stock	—	—	(650)	—	3,170,730	317	(317)	—	—
Common stock issued upon the exercise of warrants	—	—	—	—	3,000,000	300	3,712,200	—	3,712,500
Stock-based compensation:
Common stock issued for services	—	—	—	—	55,000	6	109,994	—	110,000
Restricted common stock issued	—	—	—	—	415,000	42	(42)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	433,689	—	433,689
Amortization of stock options	—	—	—	—	—	—	15,779	—	15,779
Amortization of market-based awards	—	—	—	—	—	—	489,774	—	489,774
Net loss	—	—	—	—	—	—	—	(3,027,143)	(3,027,143)
Balance - June 30, 2021	—	$—	—	$—	100,567,930	$10,058	$28,567,426	$(15,988,274)	$12,589,210

(1) Represents relative fair value of preferred stock issued, net of cash issuance costs of $365,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(9,391,240)	$(4,741,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	103,219	128,198
Non-cash lease expense	102,905	—
Depreciation and amortization expense	88,548	9,908
Change in fair value of accrued issuable equity	(95,720)	111,874
Stock-based compensation	2,286,467	1,473,863
Changes in operating assets and liabilities:
Accounts receivable	(427,903)	(559,292)
Inventory	(93,261)	(127,006)
Prepaid expenses and other current assets	(1,187,561)	(338,070)
Security deposits	—	(50,213)
Right of use asset	—	21,048
Accounts payable	(153,028)	53,140
Accrued expenses and other current liabilities	(31,199)	(51,986)
Lease liability	(99,619)	(20,392)
Deferred revenue	(112,303)	9,229
Total Adjustments	380,545	660,301
Net Cash Used In Operating Activities	(9,010,695)	(4,081,565)
Cash Flows From Investing Activities:
Vendor deposits for property and equipment	(429,008)	—
Purchases of property and equipment	(117,776)	(36,492)
Net Cash Used In Investing Activities	(546,784)	(36,492)
Cash Flows from Financing Activities:
Repayments of notes payable	—	(2,450,000)
Proceeds from notes payable (1)	4,750,000	—
Payment of issuance costs	(17,200)	—
Payment of financing costs incurred in connection with the SEPA	(72,800)	—
Proceeds from the sale of Series D convertible preferred stock, common stock and warrants	—	6,500,000
Proceeds from the exercise of options	5,075	3,712,500
Proceeds from the exercise of warrants	3,020,835	—
Payment of financing costs	—	(365,000)
Net Cash Provided By Financing Activities	7,685,910	7,397,500
Net (Decrease) Increase In Cash	(1,871,569)	3,279,443
Cash - Beginning of Period	14,863,301	8,880,140
Cash - End of Period	$12,991,732	$12,159,583

(1) Face value of $5,000,000, less $250,000 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$43,553	$735

Non-cash investing and financing activities:
Right of use asset for lease liability	$143,640	$814,817
Beneficial conversion feature on Series D convertible preferred stock	$—	$2,624,326
Common stock issued upon the conversion of Series D convertible preferred stock	$—	$317
Common stock held in treasury upon the vesting of restricted common stock	$(439,728)	$—
Common stock issued upon the conversion of Series B Convertible Preferred Stock	$—	$70
Treasury stock issued upon the exercise of stock options	$74,529	$—
Receivable recorded for pending cash deposit of stock option exercise proceeds	$28,224	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1    ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTANTIES

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both high performance aerospace and Department of Defense (“DOD”) applications, such as satellite communications, directed energy systems and hypersonic vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, 5G communication, cloud computer infrastructure, consumer and industrial devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 28, 2022.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. For example, in response to an outbreak of infection in Shanghai, beginning in March 2022, governmental authorities in China implemented a lockdown order in that city, significantly slowing economic and business activity in that region. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.

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

Liquidity

During April 2022, the Company received an aggregate of $2,933,156 of gross proceeds upon the exercise of warrants. On May 13, 2022, the Company issued a $5,000,000 promissory note to an investor for gross proceeds of $4,750,000.  On the same date, the Company entered into a Standby Equity Purchase Agreement, which gives the Company the right, but not the obligation, to sell up to $50,000,000 of its shares of common stock to the same investor during the commitment period. See Note 9 – Stockholders’ Equity for additional information on the aforementioned transactions.

As of June 30, 2022, the Company had cash of $12,991,732 and working capital of $8,477,713. During the six months ended June 30, 2022, the Company incurred a net loss of $9,391,240 and used cash in operations of $9,010,695.

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

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $12,491,732 and $14,363,301 as of June 30, 2022 and December 31, 2021, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, or whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		As of	As of
	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Customer A	*	69%	12%	62%	*	42%
Customer B	56%	*	42%	*	59%	*
Customer C	28%	*	21%	*	30%	34%
Customer D	*	20%	*	14%	*	*
Customer E	*	*	*	12%	*	*
Customer F	*	*	11%	*	*	*
Customer G	*	*	*	*	*	21%
Total	84%	89%	86%	88%	89%	97%
*	Less than 10%

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

Vendor Concentrations

Vendor concentrations are as follows for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Vendor A	65%	*	51%	*
Vendor B	*	85%	*	43%
Vendor C	*	*	*	48%
Vendor D	*	*	17%	*
	65%	85%	68%	91%
*	Less than 10%

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inventory at June 30, 2022 and December 31, 2021 was comprised of the following:

	June 30,	December 31,
	2022	2021
Work-in-process	$91,188	$5,500
Finished goods	193,384	185,811
Total inventory	$284,572	$191,311

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
●	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product sales	$557,664	$577,360	$730,263	$755,609
Contract services	29,882	50,884	57,782	290,540
Total revenue	$587,546	$628,244	$788,045	$1,046,149

As of June 30, 2022 and December 31, 2021, respectively, the Company had $20,000 and $132,303 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. During the three and six months ended June 30, 2022, the Company recognized $0 and $112,303, respectively, that was included in deferred revenue in a previous period. During the three and six months ended June 30, 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2022 and December 31, 2021, the Company had $29,887 and $84,324, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets. Deferred labor costs represent costs to fulfill the Company’s contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(5,254,685)	$(5,651,469)	$(9,391,240)	$(7,366,192)

Denominator:
Weighted-average common shares outstanding	106,348,239	94,513,238	105,578,313	92,639,830
Less: weighted-average unvested restricted shares	(2,019,011)	(2,000,000)	(2,187,514)	(1,337,017)
Add: weighted average accrued issuable equity	216,571	—	146,674	—
Denominator for basic and diluted net loss per share	104,545,799	92,513,238	103,537,473	91,302,814

Net loss per share:
Basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.08)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2022	2021
Unvested restricted stock	1,957,500	2,475,000
Unvested market -based equity awards	3,000,000	3,000,000
Options	482,216	540,000
Warrants	2,524,410	6,387,911
Total	7,964,126	12,402,911

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

NOTE 3    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Marketing	$726,422	$10,231
Inventory deposits	691,006	309,688
Professional fees	164,558	65,118
Subscriptions	71,774	—
Insurance	40,733	69,925
Other	33,541	31,074
Deferred labor costs	29,887	84,324
Receivable for option exercise	28,224	—
Total prepaid expenses	$1,786,145	$570,360

Prepaid marketing costs consist of two sponsorship agreements with a marketing partner whereby the Company is required to make upfront payments. These agreements expire in September 2022 and December 2022. As of June 30, 2022, total prepayments made towards such contracts were $2,000,000, of which $722,321 remains unamortized and is included in prepaid marketing costs. See Note 10 – Commitments and Contingencies for additional information.

NOTE 4    VENDOR DEPOSITS

The Company entered into agreements with third party contractors for facility improvements, the design and build of a battery packaging and inspection automation system, and automated robotic tending system.

As of June 30, 2022, the Company had outstanding deposits of $2,582,958 in connection with these agreements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Legal and professional fees	$862,047	$418,154
Payroll and vacation	397,809	302,101
Research and development	194,444	146,158
Board compensation	56,541	45,680
Other	38,160	84,824
Marketing and advertising fees	20,563	37,810
Accrued cost of sales	2,191	128,500
Total accrued expenses and other current liabilities	$1,571,755	$1,163,227

NOTE 6    ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the six months ended June 30, 2022 is presented below:

For the Six Months Ended
June 30, 2022
Beginning Balance	$290,721
Additions	45,800
Cancelled accrued issuable equity obligations	(92,000)
Mark-to market	(95,720)
Ending Balance	$148,801

Accrued Issuable Equity for Services

During the six months ended June 30, 2022, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $45,800.

During the six months ended June 30, 2022, the Company cancelled certain of its accrued issuable equity obligations of an aggregate of 33,333 of its shares, respectively, with an aggregate fair value of $92,000, respectively, due to a reduction in investor relation services.

During the six months ended June 30, 2022, the Company recorded an aggregate of $95,720 of gains related to the reduction in fair value of accrued issuable equity (see Note 9 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of June 30, 2022 was $148,801.

NOTE 7    LEASES

The Company leases office space in San Diego, California.  During the three and six months ended June 30, 2022, operating lease expense was $57,849 and $131,930, respectively. During the three and six months ended June 30, 2021, operating lease expense was $39,805 and $55,207, respectively. As of June 30, 2022, the Company did not have any financing leases.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturities of lease liabilities as of June 30, 2022 were as follows:

Maturity Date
July 1 through December 31, 2022	$114,999
2023	234,694
2024	99,187
Total lease payments	448,880
Less: Imputed interest	(21,862)
Present value of lease liabilities	427,018
Less: current portion	(214,166)
Lease liabilities, non-current portion	$212,852

Supplemental cash flow information related to the lease was as follows:

For the Six Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$99,619

NOTE 8    NOTES AND LOANS PAYABLE

Note Purchase Agreement

On May 13, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with YAII PN, Ltd., a Cayman Island exempt limited partnership (the “Investor”), pursuant to which the Investor purchased a full recourse promissory note with an initial principal amount equal to $5,000,000 (the “Promissory Note”) for cash proceeds of $4,750,000. The Promissory Note included an original issue discount of $250,000, a structuring fee of $10,000, and legal fees of $7,200, which represents the difference between the principal and proceeds received. The original issue discount, along with structuring fees were recorded as a debt discount which is being amortized over the term of the Note using the effective interest rate method. The Promissory Note carries an interest rate of 10% per annum. The Company is required to repay the principal and interest in monthly installments by the maturity date of November 13, 2022.

A summary of notes payable activity during the six months ended June 30, 2022 is presented below:

	Notes	Debt
	Payable	Discount	Total
Balance, January 1, 2022	$—	$—	$—
Proceeds from promissory note	5,000,000	—	5,000,000
Debt discount	—	(267,200)	(267,200)
Amortization of debt discount	—	103,219	103,219
Outstanding, June 30, 2022	$5,000,000	$(163,981)	$4,836,019

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

The initial term of the loan was two years and has been extended to five years with a maturity date of April 27, 2025.  The Company has applied for forgiveness of the PPP loan, which was approved by the Small Business Administration and the PPP loan was fully forgiven effective July 18, 2022. During the three and six months ended June 30, 2022, the Company recognized interest expense of $387 and $651, respectively, related to the PPP loan. As of June 30, 2022 and December 31, 2021, the Company’s accrued expense related to the loan was $2,352 and $1,701, respectively.

NOTE 9    STOCKHOLDERS’ EQUITY

Standby Equity Purchase Agreement

On May 13, 2022, KULR Technology Group, Inc. (the “Company”) entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on May 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Company’s common stock equal to the commitment amount of $50,000,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. The shares would be purchased at 98.0% of the Market Price (as defined below) and would be subject to certain limitations, including that Yorkville could not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance (the “Ownership Limitation”) or a cumulative aggregate of 19.9% of the Company’s outstanding common stock as of the date of the SEPA (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including to any sales of common stock under the SEPA that equal or exceed the Minimum Price (as defined in Section 312.03 of the NYSE Listed Company Manual). “Market Price” is defined in the SEPA as the average of the VWAPs (as defined below) during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. “VWAP” is defined in the SEPA to mean, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the NYSE American as reported by Bloomberg L.P. during regular trading hours. There were no issuances pursuant to the SEPA during the three and six months ended June 30, 2022.

Common Stock

During March 2022, the Company issued an aggregate of 70,143 shares of common stock upon the exercise of warrants pursuant to which the Company received an aggregate of $87,679 of gross proceeds.

During April 2022, the Company issued an aggregate of 2,346,525 shares of common stock upon the exercise of warrants pursuant to which the Company received an aggregate of $2,933,156 of gross proceeds. In connection with an inducement offer from the Company, the Company issued new warrants to purchase an aggregate of 2,346,525 shares of common stock at an exercise price of $1.00 per share (the “New Warrants”). The New Warrants expire on December 31, 2025. The value of the New Warrants provided to the exercising warrant holders was deemed to be an offering cost associated with an equity financing to raise capital, pursuant to ASU 2021-04.  Because the New Warrants were determined to be classified as equity, the credit to additional paid-in capital associated with the issuance of the New Warrants is offset by the debit to additional paid-in capital related to the offering cost. The warrants had a grant date value of $3,657,763, calculated using the Black Scholes pricing model with the following assumptions used: risk free rate – 2.88%, expected term – 3.69, expected volatility – 100%, expected dividends – 0%.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and six months ended June 30, 2022, the Company issued an aggregate of 6,000 and 12,000 shares of immediately vested common stock with a grant date value of $10,261 and $53,421, respectively, for legal services.

During the six months ended June 30, 2022, the Company issued an aggregate of 35,500 shares of common stock upon the exercise of stock options, of which 33,000 shares were issued from treasury stock.

Treasury Stock

The 2018 KULR Technology Group Equity Incentive Plan (the “Plan”) allows for the grant of non-vested stock options, RSUs and RSAs to the Company’s employees pursuant to the terms of the Plan. Under the provision of the Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld are then transferred to the Company’s treasury stock at cost. During the six months ended June 30, 2022, the Company withheld 194,704 shares valued at $439,728 in connection with the vesting of restricted common stock awards during the period. Pursuant to the exercise of options, the Company transferred 33,000 shares that were held in treasury for an aggregate of $28,224 gross proceeds. As of June 30, 2022, the Company has 161,704 shares of held in treasury valued at $365,199.

Warrants

A summary of warrants activity during the six months ended June 30, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	2,594,553	$1.25
Issued	2,346,525	1.00
Exercised	(2,416,668)	(1.25)
Expired	—	—
Forfeited	—	—
Outstanding, June 30, 2022	2,524,410	$1.02	3.5	$1,343,954

Exercisable, June 30, 2022	2,524,410	$1.25	3.5	$1,343,954

See the Common Stock discussion above for additional information.

A summary of outstanding and exercisable warrants as of June 30, 2022 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	177,885	3.5	177,885
$1.00	2,346,525	3.5	2,346,525
	2,524,410	3.5	2,524,410

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Six Months Ended
	June 30,
	2022	2021
Risk free interest rate	1.18% -2.94%	1.58%
Expected term (years)	3.5 - 3.9	2.5 - 3.5
Expected volatility	116%	93% - 109%
Expected dividends	0%	0%

For the six months ended June 30, 2022 and 2021, the weighted average grant date fair value per share of options was $1.47 and $0.66, respectively.

A summary of options activity (excluding Market-Based Awards) during the six months ended June 30, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	405,216	$2.29
Granted	130,000	2.03
Exercised	(35,500)	0.76
Expired	—	—
Forfeited	(17,500)	2.03
Outstanding, June 30, 2022	482,216	$1.65	3.5	$167,783

Exercisable, June 30, 2022	207,355	$1.19	2.4	$125,267

The following table presents information related to stock options (excluding market-based option awards) as of June 30, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	152,486	1.7	140,750
$1.28	10,000	—	—
$1.55	20,000	—	—
$1.99	10,000	3.9	3,958
$2.05	50,000	4.1	3,333
$2.08	10,000	3.9	3,958
$2.13	20,000	4.2	6,250
$2.25	10,000	4.6	625
$2.27	29,730	4.0	10,980
$2.31	50,000	—	—
$2.43	20,000	4.2	6,250
$2.44	100,000	3.7	31,250
	482,216	2.4	207,355

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2022, there was $292,920 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 3.2 years.

Restricted Common Stock

The following table presents information related to restricted common stock (excluding Market-Based Awards) as of June 30, 2022:

		Weighted Average
		Grant Date
	Shares of Restricted	Fair Value
	Common Stock	Per Share
Non-vested balance, January 1, 2022	2,590,000	$2.52
Granted	150,000	2.08
Vested	(782,500)	2.48
Non-vested shares, June 30, 2022	1,957,500	$2.50

As of June 30, 2022, there was $4,365,706 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 2.7 years.

Market-Based Awards

The following table presents information related to market-based awards outstanding as of June 30, 2022:

	Number of	Grant Date
Award	Shares	Fair Value
Restricted stock units	1,500,000	$2,911,420
Stock options	1,500,000	2,579,000
Total	3,000,000	$5,490,420

The grant date value for the market-based awards is being amortized over the derived service periods of the awards. As of June 30, 2022, there was $2,083,108 of unrecognized stock-based compensation expense related to market-based awards which will be amortized over the remaining weighted average vesting period of 1.4 years.

As of June 30, 2022, none of the market-based awards have vested.

Stock-Based Compensation

During the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $1,043,545 and $2,286,467, respectively, related to restricted common stock, warrants and stock options, of which $1,033,851 and $2,268,665, respectively are included within selling, general and administrative expenses, and $9,694 and $17,802, respectively are included within research and development expenses in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense of $1,085,891 and $1,473,863, respectively, related to restricted common stock, warrants and stock options, of which $1,078,106 and $1,458,673, respectively are included within selling, general and administrative expenses, and $7,785 and $15,190, respectively are included within research and development expenses on the unaudited condensed consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents information related to stock-based compensation for the three months ended June 30, 2022 and 2021:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common stock for services	$10,261	$110,000	$53,421	$159,800
Amortization of restricted common stock	422,128	433,689	941,359	560,314
Amortization of market-based awards	565,421	489,774	1,295,469	620,019
Stock options	26,535	15,779	42,418	24,891
Accrued issuable equity (common stock)	19,200	36,649	(46,200)	108,839
Total	$1,043,545	$1,085,891	$2,286,467	$1,473,863

NOTE 10    COMMITMENTS AND CONTINGENCIES

Sponsorship Agreement

On June 15, 2022, the Company amended the Second Sponsorship Agreement (see Note 3 - Prepaid Expenses and Other Current Assets) to extend the term through December 31, 2023. The agreement provides the Company with the right to publicize and highlight the sponsorship and display its name and logo during certain events and use digital marketing and social media platforms throughout the 2023 calendar year. The Company has committed to pay an aggregate of $1,450,000 in sponsorship fees in three installments, which are due July 2022, January 2023, and April 2023. On July 8, 2022, the Company paid $500,000 which will be recorded as a prepaid expense and amortized over the performance period of January 1, 2023 to December 31, 2023 using the straight-line method. The total remaining commitment amount to be paid for sponsorship agreements is $950,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know.

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

KULR’s business model continues to evolve from being a component supplier, to providing more design and testing services to our customers. The next step of evolution is to provide total system solutions to address market needs. In order to scale up as a systems provider more quickly and efficiently in the Li-ion battery energy storage and recycling markets, KULR will actively seek partners for joint venture, technology licensing and other strategic partnership models. The goal is to leverage the Company’s thermal design technology expertise to create market leading products, which KULR will take to market directly to capture more value for KULR shareholders.

In June, KULR achieved significant milestone in executing this strategy by securing an initial order for over 75 megawatt hours (“MWh”) of Li-ion battery cell capacity from Taiwan’s E-One Moli Energy Corporation (“Molicel”) to design and build battery applications with the highest safety ratings. As part of the strategic relationship, KULR would purchase over 700MWh of battery energy capacity to further accelerate its production and supply chain localization initiatives within North America. Securing this Molicel battery cell supply accelerates our ability to provide total solutions to high value customer applications with revenue potential that could exceed $350 million.

Through the partnership with Molicel, KULR will apply a holistic and comprehensive solution to battery safety and thermal energy management with a suite of technologies including its: Passive Propagation Resistant (“PPR”) design and testing, Internal Short Circuit (“ISC”) trigger cells, Fractional Thermal Runaway Calorimeter (“FTRC”) testing and AI-powered CellCheck battery management system, to target the following markets:

●	Aerospace and defense systems, such as CubeSat batteries meeting JSC 20793 safety requirements and the strategic battery reserve program initiated by NASA
●	Energy storage systems
●	High-performance electric vehicles and electric vertical take-off and landing (“eVOTL”)
●	Premium industrial and consumer electronics

Recent Developments

Sales and Marketing

The KULR Sales and Marketing group further expanded with the onboarding of a Director of Product Marketing, Internal Sales Manager, and Technical Sales Lead. These individuals bring over 60+ years of experience to the KULR team and will bring more focus on sales related to energy storage and recycling. Additionally, KULR has added an additional Manufacturer’s Representative team to support East Coast sales. With the increase in product platforms and expanded sales and marketing capabilities, KULR now has in excess of 300 customers in our active sales funnel.

The Sales team were successful in landing four major commercial accounts for our SafeCase products with deployment trials underway. Additionally, with support of our major recycling partner, KULR were able to obtain UPS permits allowing for shipment of batteries utilizing the KULR SafeCase products. This is a major milestone for the expansion of SafeCase utilization.

Additionally, KULR received a follow-on order for the space-developed phase change material (“PCM”) heat sink technology from leading aerospace and defense company Lockheed Martin Corporation.

Operations and HR

The KULR organization took a tremendous leap forward in completing ISO 9001 certification for our San Diego headquarter facility during the quarter. This is an exceptional accomplishment for the team and demonstrates KULR’s dedication is pursuit of manufacturing excellence and operational controls.

Our fully automated battery testing capability has begun installation with initial processing capabilities of approximately 500,000 18650/21700 cells annually in support of NASA WI-37. System installation will complete in Q3’22 with full capacity processing initiating in Q4’22. This capability will be used to support NASA and DOD battery cell deployments as well as for internal demands related to KULR qualified cells deployments.

KULR hired an additional 10 permanent employees during the second quarter and maintains an outsource strategy for software development and volume TRS manufacturing. We have 42 full-time and two part-time employees as of June 30, 2022.

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. Although recent cases and deaths from the COVID-19 pandemic have generally declined in the United States, spread of COVID-19 in China recently resulted in a temporary lockdown covering all of Shanghai, China where our manufacturing partner has its headquarter. During the first quarter of 2022, we experienced significant impact to our business due to the COVID-19 lockdown in China. As of March 2022, inventory in excess of $325,000 could not be shipped due to the COVID-19 lockdown in Shanghai. The product was shipped, and revenue was recognized during the second quarter. COVID-related challenges have resulted in delays in product shipment, not cancellations. As restrictions ease in the coming months, we expect to make up for lost time and revenue as we move through our sizeable inventory. We are currently taking active steps to direct our production and supply chain activities to North America to geographically diversify and potentially reduce further COVID-19 impacts.

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

The foregoing Is a summary description of certain terms of the SEPA, Note Purchase Agreement and Promissory Note. For a full description of all terms, please refer to the copies of the SEPA, the Note Purchase Agreement and the Promissory Note that are filed as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2022.

Results of Operations

Three and Six Months Ended June 30, 2022 Compared With Three and Six Months Ended June 30, 2021

Revenue

Our revenues consisted of the following types:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product sales	$557,664	$577,360	$730,263	$755,609
Contract services	29,882	50,884	57,782	290,540
Total revenue	$587,546	$628,244	$788,045	$1,046,149

For the three months ended June 30, 2022 and 2021, we generated $587,546 and $628,244 of revenues from 12 and 6 customers, respectively, representing a decrease of $40,698, or 6%. For the six months ended June 30, 2022 and 2021, we generated $788,045 and $1,046,149 of revenues, respectively, representing a decrease of $258,104, or 25%, resulting from three contracts received during the first quarter of 2021.

Revenue from product sales during the three months ended June 30, 2022 decreased by $19,696 or 3% compared to the three months ended June 30, 2021. Revenue from product sales during the six months ended June 30, 2022 decreased by $25,346 or 3% compared to the six months ended June 30, 2021. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit (“ISC”) battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials.

Revenue from contract services during the three months ended June 30, 2022 decreased by approximately $21,002 or 41% compared to the three months ended June 30, 2021. Revenue from contract services during the six months ended June 30, 2022 decreased by approximately $232,758 or 80% compared to the six months ended June 30, 2021. The decrease in revenue for the six months ended June 30, 2022 is primarily attributable to three large DOD contracts received during the first quarter of 2021 generated $233,656 of revenues during the six months ended June 30, 2021. Our service revenues, which include certain research and development contracts and onsite engineering services, have not been hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

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

For the three months ended June 30, 2022 and 2021, cost of revenues was $423,672 and $439,206, respectively, representing an increase of $15,534, or 4%. The increase was primarily due to increased labor costs to produce finished goods, costs to procure component material for a new product line, and shipping costs from our foreign manufacturer. The gross margin percentage was 28% and 30% for the three months ended June 30, 2022 and 2021, respectively. The decrease in margins realized during the three months ended June 30, 2022 is primarily attributable to an increase in headcount for production, new costs related to material for our new Safe Case product, and shipping costs from our foreign manufacturers.

For the six months ended June 30, 2022 and 2021, cost of revenues was $546,590 and $714,474, respectively, representing a decrease of $167,884, or 23%. The decrease was primarily due to decreased costs as a result of decreased revenues. The gross margin percentage was 31% and 32% for the six months ended June 30, 2022 and 2021, respectively. The decrease in margins realized during the six months ended June 30, 2022 is primarily attributable to an increase in headcount for production, new costs for material for our new Safe Case product, and shipping costs from our foreign manufacturers.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the three months ended June 30, 2022 and 2021, R&D expenses were $999,484 and $352,741, respectively, representing an increase of $646,743 or 183%. The increase during 2022 was comprised primarily of $350,617 related to an increase in employee headcount spent on R&D and three new projects for automation, battery and drone design initiated in 2021, $148,513 related to cell check design services, $74,024 related to product development for high-areal capacity battery electrodes and 3D-engineering for solid state rechargeable batteries, $37,000 related to software design services and $17,950 related to drone engineering services.

For the six months ended June 30, 2022 and 2021, R&D expenses were $1,720,831 and $475,724, respectively, representing an increase of $1,245,107 or 262%. The increase is primarily comprised of $625,577 related to the increase in employee headcount spent on battery and drone design, $316,956 related to research in cell check technology, $222,020 related to research in solid state batteries and 3D engineering services, and $67,000 related to cell check design services.

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

For the three months ended June 30, 2022 and 2021, selling, general and administrative expenses were $4,326,162 and $2,723,303, respectively, an increase of $1,602,859, or 59%. The increase is primarily due to increases of approximately $530,484 in labor costs as a result of 25 new hires during the last twelve months, $515,984 for expanded marketing and advertising expenses, $130,389 for legal and professional services, $123,518 for office related expenses and supplies resulting from the increase in headcount, $94,904 for travel and entertainment expenses due to the lifting of COVID-19 restrictions, $37,913 for membership dues and subscriptions, $37,120 for depreciation expense primarily due to facility improvements and computer equipment for the increase in headcount, and $26,825 for directors and officers insurance.

For the six months ended June 30, 2022 and 2021, selling, general and administrative expenses were $7,861,085 and $4,216,114, respectively, an increase of $3,644,971, or 86%. The increase is primarily due to increases of approximately $1,052,004 in labor costs as a result of 25 new hires during the last twelve months, $809,991 for stock-based compensation issued to employees and consultants, $536,383 for expanded marketing and advertising expenses, $319,723 for legal and professional services, $149,000 for NYSE registration fees, $234,406 for office related expenses and supplies, $119,166 for travel and entertainment due to the lifting of COVID-19 restrictions, $76,200 for rent expense due to the execution of a new operating lease agreement during the period, $69,645 for depreciation expense primarily due to facility improvements, and computer equipment for the increase in headcount, and $55,479 for directors and officers insurance.

Other (Expense) Income

For the three months ended June 30, 2022 and 2021, net other expense was $92,913 and $140,137, respectively, representing a decrease of $47,224 or 34%. The change is primarily attributable to the decrease in debt redemption costs of $140,000, and the change in fair value of accrued issuable equity of $31,977, partially offset by an increase in the amortization of the debt discount and interest expense recorded in connection with notes payable issued in 2022 of $83,145 and $41,608, respectively.

For the six months ended June 30, 2022 and 2021, net other expense was $50,779 and $381,703, respectively, representing a change of $330,924 or 87%. The change is primarily attributable to the change in fair value of accrued issuable equity of $207,594, the decrease in debt redemption costs of $140,000, and a decrease in the amortization of debt discount of $24,979, partially offset by an increase in interest expense of $41,649 recorded in connection with the notes payable issued in 2022.

Liquidity and Capital Resources

As of June 30, 2022 and December 2021, we had cash balances of $12,991,732 and $14,863,301, respectively, and working capital of $8,477,713 and $13,302,935, respectively.

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

For the six months ended June 30, 2022 and 2021, cash used in operating activities was $9,010,695 and $4,081,565, respectively. Our cash used in operations for the six months ended June 30, 2022 was primarily attributable to our net loss of $9,391,240, adjusted for non-cash expenses in the aggregate amount of $2,485,419, as well as $2,104,874 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2021 was primarily attributable to our net loss of $4,741,866, adjusted for non-cash expenses in the aggregate amount of $1,723,843, and $1,063,542 of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2022 and 2021, cash used in investing activities was $546,784 and $36,492, respectively. Cash used in investing activities during the six months ended June 30, 2022 was related to deposits paid for equipment of $429,008 and purchases of property and equipment of $117,776.

For the six months ended June 30, 2022 and 2021, cash provided by financing activities was $7,685,910 and $7,397,500, respectively. Cash provided by financing activities during the six months ended June 30, 2022 was due to proceeds from a promissory note of $4,750,000, proceeds from the exercise of warrants of $3,020,835 and proceeds from the exercise of options of $5,075, partially offset by issuance costs related to the note payable and deferred financing costs related to the SEPA for $17,200 and $72,800, respectively. Cash provided by financing activities during the six months ended June 30, 2021 was due to $6,500,000 of proceeds from the sale of preferred stock and $3,712,500 received in connection with the exercise of warrants, partially offset by the $2,450,000 of principal repayments on notes payable and $365,000 of financing costs paid during the period.

Future cash requirements for our current liabilities include approximately $5,056,744, of principal for the promissory note and loan payable, $2,087,402 for accounts payable and accrued expenses (including lease liabilities). The Company has also committed to spend $1,800,000 related to various sponsorship agreements, $981,648 related to capital expenditures for the construction of a new automation facility, $357,119 for automation and testing equipment, and $610,960 for research and development. Cash requirements for long term liabilities consist of $212,852 for lease payments, $98,482 for loans payable, and $49,350 for research and development. The Company intends to meet these cash requirements from its current cash balance, proceeds from the SEPA and from future revenues.

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

During the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting whereas we did not design or maintain effective controls to ensure that there is an independent review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments) as our policy of providing timely support to ensure completeness and accuracy of the payment was not followed which continued to exist as of June 30, 2022. We are currently in the process of implementing a detailed plan for remediation of the material weakness, including developing and maintaining preventative controls around the electronic payment process to ensure proper segregation of duties.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

*Filed herewith. A summary of the accrued issuable equity activity during the six months ended June 30, 202

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2022	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer
(Principal Financial and Accounting Officer)