Form 10-Q
period 2022-09-30
KULR Technology Group, Inc.
filed 2022-11-14
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 11, 2022, there were 112,746,587 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash	$16,168,863	$14,863,301
Accounts receivable	1,344,972	136,326
Inventory	342,174	191,311
Inventory deposits	1,031,150	309,688
Prepaid expenses and other current assets	1,030,833	260,672
Total Current Assets	19,917,992	15,761,298
Property and equipment, net	829,111	374,475
Equipment deposits	4,465,937	2,153,950
Security deposits	58,941	58,941
Intangible assets, net	207,519	216,952
Right of use asset	378,186	665,687
Deferred offering costs	70,671	—
Total Assets	$25,928,357	$19,231,303

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$957,947	$454,507
Accrued expenses and other current liabilities	1,823,148	1,163,227
Accrued issuable equity	138,240	290,721
Lease liability, current portion	218,875	262,379
Loan payable	—	155,226
Prepaid advance liability, net of discount (Note 9)	14,681,934	—
Deferred revenue	20,000	132,303
Total Current Liabilities	17,840,144	2,458,363
Lease liability, non-current portion	155,765	407,898
Total Liabilities	17,995,909	2,866,261

Commitments and contingencies (Note 12)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 107,700,085 shares issued and 107,568,923 outstanding at September 30, 2022, respectively, and 104,792,072 shares issued and outstanding at December 31, 2021	10,770	10,479
Additional paid-in capital	46,448,408	39,512,122
Treasury stock, at cost; 131,162 and 0 shares held at September 30, 2022 and December 31, 2021	(296,222)	—
Accumulated deficit	(38,230,508)	(23,157,559)
Total Stockholders' Equity	7,932,448	16,365,042
Total Liabilities and Stockholders' Equity	$25,928,357	$19,231,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$1,393,185	$600,921	$2,181,230	$1,647,070
Cost of revenue	932,364	155,138	1,478,954	869,612
Gross Profit	460,821	445,783	702,276	777,458

Operating Expenses
Research and development	1,069,852	481,855	2,790,683	957,579
Selling, general, and administrative	4,349,373	3,104,410	12,210,458	7,320,524
Total Operating Expenses	5,419,225	3,586,265	15,001,141	8,278,103
Loss From Operations	(4,958,404)	(3,140,482)	(14,298,865)	(7,500,645)

Other (Expense) Income
Interest expense, net	(633,342)	(758)	(676,622)	(2,389)
Gain on forgiveness of PPP loan and interest	158,675	—	158,675	—
Debt redemption costs	—	—	—	(140,000)
Amortization of debt discount	(172,407)	—	(275,626)	(128,198)
Loss on debt extinguishment	(8,508)	—	(8,508)	—
Change in fair value of accrued issuable equity	27,401	45,600	123,121	(66,274)
Loss on foreign currency transactions	—	(292)	—	(292)
Total Other (Expense) Income, net	(628,181)	44,550	(678,960)	(337,153)

Net Loss	(5,586,585)	(3,095,932)	(14,977,825)	(7,837,798)
Deemed dividend to Series D preferred stockholders	—	—	—	(2,624,326)
Net Loss Attributable to Common Stockholders	$(5,586,585)	$(3,095,932)	$(14,977,825)	$(10,462,124)

Net Loss Per Share
- Basic and Diluted	$(0.05)	$(0.03)	$(0.14)	$(0.11)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	105,572,820	99,018,630	104,223,378	93,816,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	104,792,072	$10,479	$39,512,122	—	$—	$(23,157,559)	$16,365,042
Treasury stock held upon the vesting of restricted common stock	—	—	—	194,704	(439,728)	—	(439,728)
Common stock issued upon the exercise of warrants	70,143	7	87,672	—	—	—	87,679
Common stock issued upon the exercise of options	2,500	—	5,075	—	—	—	5,075
Stock-based compensation:
Common stock issued for services	6,000	1	43,159	—	—	—	43,160
Amortization of restricted common stock	—	—	519,231	—	—	—	519,231
Amortization of stock options	—	—	15,883	—	—	—	15,883
Amortization of market-based awards	—	—	730,048	—	—	—	730,048
Net loss	—	—	—	—	—	(4,136,555)	(4,136,555)
Balance - March 31, 2022	104,870,715	10,487	40,913,190	194,704	(439,728)	(27,294,114)	13,189,835
Treasury stock issued upon the exercise of options	—	—	—	(33,000)	74,529	(46,305)	28,224
Common stock issued upon the exercise of warrants	2,346,525	234	2,932,922	—	—	—	2,933,156
Stock-based compensation:
Common stock issued for services	6,000	1	10,260	—	—	—	10,261
Amortization of restricted common stock	—	—	422,128	—	—	—	422,128
Amortization of stock options	—	—	26,535	—	—	—	26,535
Amortization of market-based awards	—	—	565,421	—	—	—	565,421
Net loss	—	—	—	—	—	(5,254,685)	(5,254,685)
Balance - June 30, 2022	107,223,240	10,722	44,870,456	161,704	(365,199)	(32,595,104)	11,920,875
Treasury stock issued upon the exercise of options	—	—	—	(30,542)	68,977	(48,819)	20,158
Common stock issued pursuant to the SEPA agreement:
For cash, net of issuance costs (1)	160,782	16	247,855	—	—	—	247,871
In satisfaction of notes payable	94,458	9	149,991	—	—	—	150,000
For the repayment of prepaid advances	221,605	22	274,635	—	—	—	274,658
Stock-based compensation:
Amortization of restricted common stock	—	—	403,812	—	—	—	403,812
Amortization of stock options	—	—	23,959	—	—	—	23,959
Amortization of market-based awards	—	—	477,700	—	—	—	477,700
Net loss	—	—	—	—	—	(5,586,585)	(5,586,585)
Balance - September 30, 2022	107,700,085	$10,770	$46,448,408	131,162	$(296,222)	$(38,230,508)	$7,932,448

(1) Represents gross proceeds of $250,000 less $2,129 for amortization of issuance costs.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
	Series B Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	13,972	$1	—	$—	89,908,600	$8,991	$17,355,968	$(11,246,408)	$6,118,552
Common stock issued upon conversion of Series B Convertible Preferred Stock	(13,972)	(1)	—	—	698,600	70	(69)	—	—
Stock-based compensation:
Common stock issued for services	—	—	—	—	20,000	2	49,798	—	49,800
Restricted common stock issued	—	—	—	—	2,000,000	200	(200)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	126,625	—	126,625
Amortization of stock options	—	—	—	—	—	—	9,112	—	9,112
Amortization of market-based awards	—	—	—	—	—	—	130,245	—	130,245
Net loss	—	—	—	—	—	—	—	(1,714,723)	(1,714,723)
Balance - March 31, 2021	—	—	—	—	92,627,200	9,263	17,671,479	(12,961,131)	4,719,611
Issuance of Series D Convertible Preferred Stock, Common Stock, and warrants for cash (1)	—	—	650	—	1,300,000	130	6,134,870	—	6,135,000
Common stock issued upon the conversion of Series D Convertible Preferred Stock	—	—	(650)	—	3,170,730	317	(317)	—	—
Common stock issued upon the exercise of warrants	—	—	—	—	3,000,000	300	3,712,200	—	3,712,500
Stock-based compensation:
Common stock issued for services	—	—	—	—	55,000	6	109,994	—	110,000
Restricted common stock issued	—	—	—	—	415,000	42	(42)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	433,689	—	433,689
Amortization of stock options	—	—	—	—	—	—	15,779	—	15,779
Amortization of market-based awards	—	—	—	—	—	—	489,774	—	489,774
Net loss	—	—	—	—	—	—	—	(3,027,143)	(3,027,143)
Balance - June 30, 2021	—	—	—	—	100,567,930	10,058	28,567,426	(15,988,274)	12,589,210
Common stock issued upon the exercise of warrants	—	—	—	—	1,185,033	119	1,494,097	—	1,494,216
Stock-based compensation:
Common stock issued for services	—	—	—	—	85,000	9	186,391	—	186,399
Restricted common stock issued	—	—	—	—	155,000	15	(15)	—	—
Amortization of restricted common stock	—	—	—	—	—	—	440,333	—	440,333
Amortization of stock options	—	—	—	—	—	—	20,516	—	20,516
Amortization of market-based awards	—	—	—	—	—	—	754,207	—	754,207
Net loss	—	—	—	—	—	—	—	(3,095,932)	(3,095,932)
Balance - September 30, 2021	—	$—	—	$—	101,992,963	$10,201	$31,462,955	$(19,084,206)	$12,388,949

(1) Represents relative fair value of preferred stock issued, net of cash issuance costs of $365,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(14,977,825)	$(7,837,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	275,626	128,198
Non-cash lease expense	143,861	—
Loss on extinguishment of note payable	8,508	—
Depreciation and amortization expense	140,829	29,166
Gain on forgiveness of PPP loan and interest	(158,675)	—
Change in fair value of accrued issuable equity	(123,121)	66,274
Non-cash interest expense	576,932	—
Stock-based compensation	3,208,778	2,765,959
Changes in operating assets and liabilities:
Accounts receivable	(1,208,646)	(494,887)
Inventory	(150,863)	(135,314)
Prepaid expenses and other current assets	(741,937)	(300,288)
Inventory deposits	(721,462)	—
Security deposits	—	(50,213)
Right of use asset	—	84,702
Accounts payable	377,987	(1,806)
Accrued expenses and other current liabilities	248,301	294,334
Lease liability	(151,997)	(82,079)
Deferred revenue	(112,303)	138,816
Total Adjustments	1,611,818	2,442,862
Net Cash Used In Operating Activities	(13,366,007)	(5,394,936)
Cash Flows From Investing Activities:
Equipment deposits for property and equipment	(2,198,626)	(1,029,805)
Purchases of property and equipment	(573,942)	(357,059)
Net Cash Used In Investing Activities	(2,772,568)	(1,386,864)
Cash Flows from Financing Activities:
Proceeds from the SEPA	247,871	—
Net proceeds from the prepaid advance liability (1)	10,573,068	—
Issuance costs on prepaid advance liability	(85,000)	—
Proceeds from note payable (2)	4,750,000	—
Note payable issuance costs	(17,200)	—
Repayments of note payable	(1,000,000)	(2,450,000)
Payment of financing costs incurred in connection with the SEPA	(72,800)	—
Payment of financing costs incurred in connection with note payable	2,129	—
Proceeds from the sale of Series D convertible preferred stock, common stock and warrants	—	6,500,000
Proceeds from the exercise of options	25,233	—
Proceeds from the exercise of warrants	3,020,836	5,206,716
Payment of financing costs	—	(365,000)
Net Cash Provided By Financing Activities	17,444,137	8,891,716
Net Increase In Cash	1,305,562	2,109,916
Cash - Beginning of Period	14,863,301	8,880,140
Cash - End of Period	$16,168,863	$10,990,056
(1)	Consists of principal of $15,000,000 on prepaid advance liability, less $3,850,000 and $566,932 withheld to repay note payable and related interest and premiums, respectively, owed to same investor, and $10,000 withheld for issuance costs.
(2)	Note payable face of $5,000,000, less $250,000 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$676,281	$735

Non-cash investing and financing activities:
Right of use asset for lease liability	$143,640	$814,817
Additions to property and equipment included in accounts payable	$125,451	$—
Beneficial conversion feature on Series D convertible preferred stock	$—	$2,624,326
Common stock issued upon the conversion of Series D convertible preferred stock	$—	$317
Common stock held in treasury upon the vesting of restricted common stock	$(439,728)	$—
Common stock issued upon the conversion of Series B Convertible Preferred Stock	$—	$70
Common stock issued in satisfaction of accrued issuable equity	$—	$209,200
Prepaid advance for repayment of note payable	$3,850,000	$—
Shares issued in satisfaction of note payable	$150,000	$—
Shares issued in satisfaction of prepaid advance liability and accrued interest	$274,658	$—
Treasury stock issued upon the exercise of stock options	$143,506	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1    ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTANTIES

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance energy management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both high performance aerospace and Department of Defense (“DOD”) applications, such as space exploration, satellite communications, and underwater vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric mobility, 5G communication, cloud computer infrastructure, consumer and industrial devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 28, 2022.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Certain prior quarter activity reported in the Condensed Consolidated Statement of Changes in Stockholders’ Equity has been reclassified in order to conform to the current quarter presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. For example, in response to an outbreak of infection in Shanghai, beginning in March 2022, governmental authorities in China implemented a lockdown order in that city, significantly slowing economic and business activity in that region and adversely affecting our ability to import product material required to fulfill some customer commitments. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.

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

Liquidity

On May 13, 2022, the Company entered into a Standby Equity Purchase Agreement, which gives the Company the right, but not the obligation, to sell up to $50,000,000 of its shares of common stock to the same investor during the commitment period. Further, on September 23, 2022, the Company entered into the Supplemental SEPA, pursuant to which the Company may request advances (“Prepaid Advances”) up to an aggregate of $50,000,000 from Yorkville. Yorkville has the right to receive shares, and may select the timing and delivery of such shares, in an amount up to the balance of the Prepaid Advance in order to pay down the Prepaid Advance liability. During the period ended September 30, 2022, the Company received aggregate gross proceeds of $15,400,000 under the SEPA and the Supplemental SEPA.  The Company is not permitted to initiate additional sales of its common stock under the SEPA until the Prepaid Advance liability ($15,539,474 at September 30, 2022) is settled. During October 2022, the Company issued 5,153,664 shares of common stock, at purchase prices per share ranging from $0.99 to $1.84, in satisfaction of the initial Prepaid Advance liability in the aggregate amount of $5,750,000. As of November 14, 2022, the remaining balance on the initial Prepaid Advance liability is $9,000,000. See Note 9 – Prepaid Advance Liability and Note 11 – Stockholders’ Equity for additional information.

As of September 30, 2022, the Company had cash of $16,168,863 and working capital of $2,077,848. During the nine months ended September 30, 2022, the Company incurred a net loss of $14,977,825 and used cash in operations of $13,366,007.

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

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these unaudited condensed consolidated financial statements include, but are not limited to, fair value calculations for prepaid advance liability, equity securities, stock-based compensation and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Treasury Stock

The Company records repurchases of its own common stock at cost. Repurchased common stock is presented as a reduction of equity in the Consolidated Balance Sheets. Subsequent reissuances of treasury stock are accounted for on a weighted average cost basis.  Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital.  Gains on the reissuance of treasury stock are credited to additional paid in capital. Losses resulting from the reissuance of treasury stock are debited to additional paid-in capital to the extent previous net gains from such reissuances are included in additional paid-in capital; any losses in excess of that amount are then charged to retained earnings.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable, revenue and accounts payable.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $15,668,863 and $14,363,301 as of September 30, 2022 and December 31, 2021, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		As of	As of
	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Customer A	*	88%	*	41%	*	42%
Customer B	67%	*	58%	*	70%	*
Customer C	24%	*	23%	*	25%	*
Customer D	*	*	*	40%	*	*
Customer E	*	*	*	*	*	21%
Customer F	*	*	*	*	*	34%
Total	91%	88%	81%	81%	95%	97%
*	Less than 10%

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

Vendor Concentrations

Vendor concentrations are as follows for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Vendor A	65%	*	83%	*
Vendor B	*	10%	*	42%
Vendor C	*	*	*	47%
	65%	10%	83%	89%
*	Less than 10%

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

Inventory at September 30, 2022 and December 31, 2021 was consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$61,388	$—
Work-in-process	70,195	5,500
Finished goods	210,591	185,811
Total inventory	$342,174	$191,311

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product sales	$1,369,857	$600,921	$2,100,120	$1,356,530
Contract services	23,328	—	81,110	290,540
Total revenue	$1,393,185	$600,921	$2,181,230	$1,647,070

As of September 30, 2022 and December 31, 2021, respectively, the Company had $20,000 and $132,303 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. During the three and nine months ended September 30, 2022, the Company recognized $0 and $112,303, respectively, that was included in deferred revenue in a previous period. During the three and nine months ended September 30, 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

As of September 30, 2022 and December 31, 2021, the Company had $8,535 and $84,324, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets. Deferred labor costs represent costs to fulfill the Company’s contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(5,586,585)	$(3,095,932)	$(14,977,825)	$(7,837,798)
Deemed dividend to Series D preferred stockholders	—	—	—	(2,624,326)
Net loss attributable to common stockholders	$(5,586,585)	$(3,095,932)	$(14,977,825)	$(10,462,124)

Denominator (weighted-average quantities):
Common shares issued	107,402,727	101,548,848	106,271,765	95,641,862
Less:Treasury shares purchased	(131,494)	—	(122,944)	—
Less:Unvested restricted shares	(1,948,370)	(2,530,217)	(2,106,923)	(1,825,659)
Add:Accrued issuable equity	249,957	—	181,480	—
Denominator for basic and diluted net loss per share	105,572,820	99,018,630	104,223,378	93,816,203

Basic and diluted net loss per common share	$(0.05)	$(0.03)	$(0.14)	$(0.11)

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2022	2021
Unvested restricted stock	1,897,500	2,615,000
Unvested market -based equity awards	3,000,000	3,000,000
Options	510,216	590,000
Warrants	2,524,410	5,202,878
Total	7,932,126	11,407,878

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

NOTE 3    INVENTORY DEPOSITS

Inventory deposits consists of amounts paid in advance to vendors to secure future deliveries of specific finished goods and raw materials which will be received and sold in future periods.

As of September 30, 2022 and December 31,2021, the Company had outstanding inventory deposits of $1,031,150 and $309,688, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Marketing	$650,766	$10,231
Vendor receivables	100,000	—
Other	98,535	31,074
Professional fees	83,711	65,118
Subscriptions	47,217	—
Insurance	42,069	69,925
Deferred labor costs	8,535	84,324
Total prepaid expenses and other current assets	$1,030,833	$260,672

Prepaid marketing costs primarily consist of two sponsorship agreements with a marketing partner whereby the Company is required to make upfront payments. These agreements expire in December 2022 and December 2023. As of September 30, 2022, total prepayments made towards such contracts were $2,150,000, of which $575,000 remains unamortized and is included in prepaid marketing costs. See Note 12 – Commitments and Contingencies for additional information.

NOTE 5    EQUIPMENT  DEPOSITS

The Company entered into agreements with third party contractors for facility improvements, the design and build of a battery packaging and inspection automation system, and automated robotic tending system.

As of September 30, 2022 and December 31,2021, the Company had outstanding deposits of $4,465,937 and $2,153,950, respectively, in connection with these agreements.

NOTE 6    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Legal and professional fees	$1,088,561	$418,154
Payroll and vacation	435,246	302,101
Research and development	169,497	146,158
Other	105,803	84,824
Board compensation	24,041	45,680
Accrued cost of sales	—	128,500
Marketing and advertising fees	—	37,810
Total accrued expenses and other current liabilities	$1,823,148	$1,163,227

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7    ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the nine months ended September 30, 2022 is presented below:

For the Nine Months Ended
September 30, 2022
Beginning Balance	$290,721
Additions	62,640
Cancelled accrued issuable equity obligations	(92,000)
Mark-to market	(123,121)
Ending Balance	$138,240

During the nine months ended September 30, 2022, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $62,640.

During the nine months ended September 30, 2022, the Company cancelled certain of its accrued issuable equity obligations of an aggregate of 33,333 of its shares, respectively, with an aggregate fair value of $92,000, respectively, due to a reduction in investor relation services.

During the nine months ended September 30, 2022, the Company recorded an aggregate of $123,121 of gains related to the reduction in fair value of accrued issuable equity (see Note 11 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of September 30, 2022 was $138,240.

NOTE 8    LEASES

The Company leases office space in San Diego, California.  During the three and nine months ended September 30, 2022, operating lease expense was $57,522 and $188,854, respectively. During the three and nine months ended September 30, 2021, operating lease expense was $89,305 and $144,765, respectively. As of September 30, 2022, the Company did not have any financing leases.

Maturities of lease liabilities as of September 30, 2022 were as follows:

Maturity Date
October 1 through December 31, 2022	$57,499
2023	234,694
2024	99,187
Total lease payments	391,380
Less: Imputed interest	(16,740)
Present value of lease liabilities	374,640
Less: current portion	(218,875)
Lease liabilities, non-current portion	$155,765

The Company paid a security deposit of $50,213 in connection with the new lease agreement.

Supplemental cash flow information related to the lease was as follows:

For the Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$143,861

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9    PREPAID ADVANCE LIABILITY

On September 23, 2022, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to its Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Under the Supplemental Agreement, the Company may from time to time request advances of up to $15,000,000 (each, a “Prepaid Advance”) from Yorkville with a limitation on the aggregate amount of such advances of $50,000,000. At any time that there is a balance outstanding under a Prepaid Advance, the Company is not permitted to deliver Advance Notices (as defined in Note 11, Stockholders’ Equity) under the SEPA.

Each Prepaid Advance matures 12 months after the date of the closing of such advance (the “Prepaid Advance Date”), and accrues interest at 10% per annum, subject to an increase to 15% per annum upon events of default as defined. Any Prepaid Advance balance that remains outstanding at maturity must be repaid in cash.

Pursuant to the terms of the Supplemental Agreement, Yorkville has the right to receive shares to pay down Prepaid Advances, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the balance of the Prepaid Advance at a price equal to the lower of (a) 135% of the volume weighted average price (“VWAP”) of the Company’s common stock on the day immediately prior the closing of the Prepaid Advance, or (b) 95% of the lowest VWAP during the three days immediately prior to the Investor Notice.

The Company may prepay amounts owed for a Prepaid Advance in cash, provided that the Company gives Yorkville 10 days’ notice of its intent to repay in cash (the “Prepayment Notice”) and provided that the daily VWAP of the Company’s common stock on the date of Prepayment Notice is not less than $0.75. The prepayment amount will be delivered on the 11th trading day after the Prepayment Notice, such that Yorkville has 10 days to deliver an Investor Notice with respect to the outstanding Prepaid Advance. The prepayment amount will be equal to the amount of Prepaid Advance to be repaid, plus all accrued and unpaid interest owed on the Prepaid Advance, as well as a payment premium equal to 5% of the principal amount being repaid.

Upon the occurrence of certain triggering events, as defined, the Company may be required to make monthly repayments of amounts outstanding under a Prepaid Advance, with each monthly repayment to be in an amount equal to the sum of (x) $3.0 million, (y) 5% (the “Payment Premium”) in respect of such amount, and (z) all outstanding accrued and unpaid interest in respect of such Prepaid Advance as of each payment date.

On September 23, 2022, the Company recorded an initial Prepaid Advance liability in the amount of $15,000,000, which consisted of $15,000,000 of gross cash proceeds (the “Initial Advance”), plus an original issue discount of $789,474. The original issue discount was recorded as a debt discount to be amortized ratably over the term of the Initial Advance. Of the $15,000,000 Initial Advance amount, $3,850,000 was used to repay amounts due under a Note Purchase Agreement with Yorkville (see Note 10, Notes and Loans Payable).

On September 29, 2022, the Company issued 221,605 shares of common stock as a partial repayment of the Initial Advance principal amount of $250,000 and interest in the amount of $24,658.

See Note 13, Subsequent Events for details related to shares issued in satisfaction of the Initial Advance subsequent to September 30, 2022.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the Prepaid Advance liability during the nine months ended September 30, 2022 is presented below:

	Gross Amount of	Less:	Prepaid Advance
	Prepaid Advance	Debt	Liability, net of
	Liability	Discount	discount
Balance, January 1, 2022	$—	$—	$—
Proceeds from prepaid advance	15,000,000	—	15,000,000
Original issue discount	789,474	(789,474)	—
Legal fees	—	(85,000)	(85,000)
Repayments in cash	—	—	—
Repayments in shares of common stock	(250,000)	—	(250,000)
Amortization of debt discount	—	16,934	16,934
Outstanding, September 30, 2022	$15,539,474	$(857,540)	$14,681,934

NOTE 10    NOTES AND LOANS PAYABLE

Note Purchase Agreement

On May 13, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with YAII PN, Ltd., a Cayman Island exempt limited partnership, pursuant to which the Investor purchased a full recourse promissory note with an initial principal amount equal to $5,000,000 (the “Promissory Note”) for net cash proceeds of $4,750,000. The Promissory Note included an original issue discount of $250,000, a structuring fee of $10,000, and legal fees of $7,200, which represents the difference between the principal and proceeds received. The original issue discount, along with structuring fees were recorded as a debt discount to be amortized over the term of the Note using the effective interest rate method. The Promissory Note carries an interest rate of 10% per annum. As of September 23, 2022, the Company had fully repaid the principal and interest due in the amounts of $5,000,000 and $165,493, respectively, of which $3,850,000 and $0, respectively, were paid from the proceeds of the Initial Advance (see Note 9 - Prepaid Advance Liability).

During the three and nine months ended September 30, 2022, the Company recorded interest expense related to the Promissory note in the amounts of $608,027 and $650,493, respectively, which included $123,027 and $165,493, respectively, of stated interest, a 10% payment premium in the amount of $385,000 and a late payment premium in the amount of $100,000.

A summary of notes payable activity during the nine months ended September 30, 2022 is presented below:

	Notes	Debt
	Payable	Discount	Total
Balance, January 1, 2022	$—	$—	$—
Proceeds from promissory note	5,000,000	(250,000)	4,750,000
Debt discount	—	(17,200)	(17,200)
Repayments in cash	(4,850,000)	—	(4,850,000)
Repayments in shares of common stock	(150,000)	—	(150,000)
Amortization of debt discount	—	258,691	258,691
Loss on debt extinguishment	—	8,509	8,509
Outstanding, September 30, 2022	$—	$—	$—

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

The initial term of the loan was two years and was extended to five years with a maturity date of April 27, 2025. The Company applied for forgiveness of the PPP loan, which was approved by the Small Business Administration, and the PPP loan was fully forgiven effective July 18, 2022. The Company has recorded this as a gain on forgiveness of the PPP loan and interest of approximately $155,226 and $3,449, respectively, as other income in the condensed consolidated statement of operations.

NOTE 11    STOCKHOLDERS’ EQUITY

Standby Equity Purchase Agreement

On May 13, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to an aggregate of $50,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on May 13, 2022 and terminating on the first day of the month following the 24-month anniversary of the SEPA.

Each sale (an “Advance”) that the Company requests under the SEPA (via an “Advance Notice”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. Shares are sold under the SEPA at 98.0% of the average of the VWAPs during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance Notice to Yorkville. Advances are subject to certain limitations, including that Yorkville will not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance, or more than the amount of shares registered under the registration statement in effect at the time of the Advance. Further, the aggregate amount of shares purchased under the SEPA (as defined) cannot exceed 19.9% of the Company’s outstanding common stock as of the date of the SEPA.

As of September 30, 2022, the Company issued Advance Notices to receive $350,000 in exchange for 255,240 shares of common stock pursuant to the SEPA. At any time that there is a balance outstanding under a Prepaid Advance, the Company is not permitted to deliver Advance Notices under the SEPA.

See Note 9 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA.

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

During July 2022, the Company issued an aggregate of 160,782 shares of common stock pursuant to an Advance Notice issued under the SEPA for an aggregate of $250,000 of gross proceeds.

During August 2022, the Company issued an aggregate of 94,458 shares of common stock as a partial payment of principal balance due on the Promissory note in the amount of $150,000.

On September 29, 2022, the Company issued 221,605 shares of common stock as a partial repayment of the Initial Advance principal amount of $250,000 and interest in the amount of $24,658.

During the three and nine months ended September 30, 2022, the Company issued an aggregate of 0 and 12,000 shares of immediately vested common stock with a grant date value of $0 and $53,421, respectively, for legal services.

During the three and nine months ended September 30, 2022, the Company issued an aggregate of 30,542 and 66,042 shares, respectively, of common stock upon the exercise of stock options, of which 30,542 and 63,542 shares, respectively, were issued from treasury stock.

Treasury Stock

The 2018 KULR Technology Group Equity Incentive Plan (the “Plan”) allows for the grant of non-vested stock options, RSUs and RSAs to the Company’s employees pursuant to the terms of the Plan. Under the provision of the Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld are then transferred to the Company’s treasury stock at cost. During the nine months ended September 30, 2022, the Company withheld 194,704 shares valued at $439,728 in connection with the vesting of restricted common stock awards during the period. Pursuant to the exercise of options, the Company transferred 63,542 shares that were held in treasury for an aggregate of $48,382 gross proceeds. As of September 30, 2022, the Company has 131,162 shares held in treasury valued at their cost of $296,222.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

A summary of warrants activity during the nine months ended September 30, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	2,594,553	$1.25
Issued	2,346,525	1.00
Exercised	(2,416,668)	(1.25)
Expired	—	—
Forfeited	—	—
Outstanding, September 30, 2022	2,524,410	$1.02	3.3	$662,364

Exercisable, September 30, 2022	2,524,410	$1.02	3.3	$662,364

A summary of outstanding and exercisable warrants as of September 30, 2022 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	177,885	3.3	177,885
$1.00	2,346,525	3.3	2,346,525
	2,524,410	3.3	2,524,410

Stock Options

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk free interest rate	2.85% - 4.21%	0.20% - 0.23%	1.18% - 4.21%	0.20% - 0.85%
Expected term (years)	3.8	3.5	3.5 - 3.9	2.5 - 3.5
Expected volatility	106%	109%	106% - 116%	93% - 109%
Expected dividends	0%	0%	0%	0%

For the three and nine months ended September 30, 2022, the weighted average grant date fair value per share of options was $1.08 and $1.31, respectively. For the three and nine months ended September 30, 2021, the stock options had a weighted average grant date value of $1.55 and $0.80 per option share, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of options activity (excluding Market-Based Awards) during the nine months ended September 30, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	405,216	$2.29
Granted	200,000	1.86
Exercised	(66,042)	0.71
Expired	—	—
Forfeited	(28,958)	1.49
Outstanding, September 30, 2022	510,216	$1.78	3.5	$68,501

Exercisable, September 30, 2022	184,799	$1.37	2.3	$65,143

The following table presents information related to stock options (excluding market-based option awards) as of September 30, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	110,486	1.3	105,070
$1.28	10,000	—	—
$1.35	10,000	—	—
$1.47	10,000	—	—
$1.55	30,000	—	—
$1.59	40,000	—	—
$1.99	10,000	3.7	4,583
$2.05	50,000	3.9	3,958
$2.08	10,000	3.6	4,583
$2.13	20,000	3.9	7,500
$2.25	10,000	4.3	1,250
$2.27	29,730	3.7	12,855
$2.31	50,000	—	—
$2.43	20,000	4.0	7,500
$2.44	100,000	3.4	37,500
	510,216	2.3	184,799

As of September 30, 2022, there was $335,308 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 3.2 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Common Stock

The following table presents information related to restricted common stock (excluding Market-Based Awards) as of September 30, 2022:

		Weighted Average
		Grant Date
	Shares of Restricted	Fair Value
	Common Stock	Per Share
Non-vested balance, January 1, 2022	2,590,000	$2.52
Granted	150,000	2.08
Vested	(842,500)	2.38
Non-vested shares, September 30, 2022	1,897,500	$2.54

As of September 30, 2022, there was $3,963,192 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 2.53 years.

Market-Based Awards

The following table presents information related to market-based awards, that vest upon achieving specified KULR market capitalizations, outstanding as of September 30, 2022:

	Number of	Grant Date
Award	Shares	Fair Value
Restricted stock units	1,500,000	$2,911,420
Stock options	1,500,000	2,579,000
Total	3,000,000	$5,490,420

The grant date value for the market-based awards is being amortized over the derived service periods of the awards. As of September 30, 2022, there was $1,605,407 of unrecognized stock-based compensation expense related to market-based awards which will be amortized over the remaining weighted average vesting period of 1.18 years.

As of September 30, 2022, none of the market-based awards have vested.

See Note 13 – Subsequent Events, Stock-Based Compensation Restructuring regarding cancellation of the market-based awards.

Stock-Based Compensation

The following table presents information related to stock-based compensation for the three and nine months ended September 30, 2022 and 2021:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Common stock for services	$—	$77,040	$53,421	$345,679
Amortization of restricted common stock	403,812	440,333	1,345,171	1,000,647
Amortization of market-based awards	477,700	754,207	1,773,169	1,374,226
Stock options	23,959	20,516	66,377	45,407
Accrued issuable equity (common stock)	16,840	—	(29,360)	—
Total	$922,311	$1,292,096	$3,208,778	$2,765,959

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $922,311 and $3,208,778, respectively, related to restricted common stock, market-based awards and stock options, of which $916,708 and $3,185,373, respectively are included within selling, general and administrative expenses, and $5,603 and $23,405, respectively are included within research and development expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $1,292,096 and $2,765,959, respectively, related to restricted common stock, market-based awards and stock options, of which $1,292,096 and $2,750,769, respectively are included within selling, general and administrative expenses, and $0 and $15,190, respectively are included within research and development expenses on the unaudited condensed consolidated statements of operations.

NOTE 12    COMMITMENTS AND CONTINGENCIES

Sponsorship Agreement

On June 15, 2022, the Company amended the Second Sponsorship Agreement (see Note 4 - Prepaid Expenses and Other Current Assets) to extend the term through December 31, 2023. The agreement provides the Company with the right to publicize and highlight the sponsorship and display its name and logo during certain events and use digital marketing and social media platforms throughout the 2023 calendar year. The Company has committed to pay an aggregate of $1,450,000 in sponsorship fees in three installments, which are due in July 2022, January 2023, and April 2023. On July 8, 2022, the Company paid $500,000 which was recorded as a prepaid expense (see Note 4 - Prepaid Expenses and Other Current Assets) and will be amortized over the performance period of January 1, 2023 to December 31, 2023 using the straight-line method. The total remaining commitment amount to be paid for sponsorship agreements is $950,000.

NOTE 13    SUBSEQUENT EVENTS

Purchase Agreement

On October 5, 2022, KULR Technology Group, Inc. (the “Company”) entered into an agreement (the “Purchase Agreement”) with a seller (the “Seller”), pursuant to which the Company purchased all of the assets, including intellectual property, of the Seller (the “Acquired Assets”) for consideration of $3,500,000, of which, $2,000,000 (the “Cash Consideration”) will be paid in cash and the Company will issue shares of common stock worth $1,500,000 (the “Equity Consideration”).

The Company will issue the Equity Consideration in four equal installments on the following dates: (i) October 5, 2023, (ii) October 5, 2024, (iii) October 5, 2025, and (iv) October 5, 2026. The Company will pay the Cash Consideration as follows: $1,000,000 on October 6, 2022, $500,000 on April 5, 2023, and $500,000 on October 5, 2023.

The Purchase Agreement includes customary representations, warranties and covenants of the Company and the Seller. The Purchase Agreement also contains post-closing indemnification provisions pursuant to which the parties have agreed to indemnify each other against losses resulting from certain events, including breaches of representations and warranties, covenants and certain other matters.

The Company is evaluating whether this agreement meets the criteria of a business combination in accordance with the applicable accounting guidance.

Supplemental Agreement to the SEPA

During October 2022, the Company issued 5,153,664 shares of common stock, at purchase prices per share ranging from $0.99 to $1.84, pursuant to Investor Notices submitted by Yorkville for aggregate proceeds of $5,850,000. The proceeds were applied against the principal and interest due for the initial Prepaid Advance liability in the in the aggregate amounts of $5,750,000 and $100,000, respectively. As of November 14, 2022, the remaining balance on the initial Prepaid Advance liability is $9,000,000. See Note 9 - Prepaid Advance Liability for additional information.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-Based Compensation Restructuring

On November 1, 2022, the Company terminated the market-based restricted stock unit grant of 1,500,000 shares to vest upon certain market-cap milestones to the Chief Operating Officer (the “COO”) and granted an award of restricted stock units whereby the COO became eligible to receive up to 1,500,000 shares of the Company’s stock which will vest in four equal annual installments beginning on November 1, 2023.

On November 1, 2022, the Company terminated the market-based option grant for the purchase of up to 1,500,000 shares to vest upon certain market-cap milestones to the Chief Executive Officer (the “CEO”) and granted an award of restricted stock units whereby the CEO became eligible to receive up to 1,500,000 shares of the Company’s stock which will vest in four equal annual installments beginning on November 1, 2023.

Appointment of Chief Technology Officer

On March 16, 2022, the Company hired an individual to serve as the Director of Engineering. Effective November 1, 2022, the Company appointed this individual as Chief Technology Officer (the “CTO”) of the Company, upon which the Company issued 100,000 shares of restricted common stock with an aggregate grant date value of $205,000, which shall vest in four equal annual installments beginning November 1, 2023.

Director Compensation

Effective November 1, 2022, the Board of the Company appointed a Lead Independent Director (“Lead Director”) of the Board, to hold office until the earlier of the expiration of the term of office of the director whom they have replaced, successors are duly elected and qualified, or the earlier of such director’s death, resignation, disqualification, or removal. Furthermore, the Lead Director will receive annual cash compensation equal to $150,000 upon their appointment and the non-Lead  Independent Director (“non-Lead Director”) will receive annual cash compensation equal to $95,000. Additionally, all independent Board members will be granted 37,500 shares of common stock of which shares shall vest quarterly in 7,500 share installments with the first installment vesting December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know.

Overview

KULR Technology Group develops and commercializes an energy management platform to accelerate the global transition to a sustainable electrification economy. This energy management platform consists of high-performance thermal management technologies for batteries and electronics, AI-powered battery management and vibration mitigation software solutions, and reusable energy storage modules. Our mission is advance and apply these technologies to make our world more sustainable by using less energy; using energy more efficiently; making energy consumption safer and cooler; using less materials to achieve these goals; and completing the circular economy through recycling.

KULR’s holistic suite of battery safety and thermal energy management products and services include: Passive Propagation Resistant (“PPR”) design and testing, Internal Short Circuit (“ISC”) trigger cells, Fractional Thermal Runaway Calorimeter (“FTRC”) testing and an AI-powered CellCheck battery management system. The following picture illustrates the different products and services offered by KULR in this holistic approach.

As a result of this holistic approach, KULR offers a wide range of products and services as part of a total solutions package for battery thermal and safety management shown below:

Here is an example of how our holistic approach helps an electric aviation customer. Last year, KULR provided H55, a leading enabler for electric aviation offering certified electric propulsion and battery solutions, with a thermal management solution for its hybrid-electric propulsion flight demonstrator program with Pratt & Whitney Canada. Utilizing KULR’s thermal design architecture, H55 was awarded production organization approval (“POA”) by the Swiss Federal Office for Civil Aviation in January 2022 followed by its design organization approval (“DOA”) from the European Union Aviation Safety Agency (“EASA”) in June 2022. With the DOA and POA secured, H55 is expected to receive its type certificate for its 100kW electric propulsion system targeted for CS23 aircrafts at the end of 2023.

Through the VibeTech acquisition, KULR is expanding itself as a vertically integrated energy management company focused on sustainable energy solutions. The new product KULR VIBE is a patented artificial intelligence (AI) solution with “learning” algorithms that utilize data from sensors to reduce vibration for a more energy efficient system. For nearly twenty years, the primary application has been aviation. However, advances in measurement and computing technologies have allowed KULR VIBE to provide transformative and scalable solutions across transportation, renewable energy (wind farm), manufacturing, industrial, performance racing and autonomous aerial (drone) applications among others.

KULR VIBE Solution

KULR VIBE addresses one the most challenging issues with advanced machinery today; excessive energy robbing vibrations that are destructive to both the machinery and in many cases the operator. The KULR VIBE suite of technologies utilize proprietary sensor processes with advanced learning algorithms to both achieve precision balancing solutions, and successfully predict component failure based on its comprehensive database of vibration signatures. Its enhanced AI learning algorithms pinpoint areas where excess vibrations cause a loss of energy that can lead to system malfunctions, weakened performance, and maintenance issues.

This innovative technology can be utilized as a standalone solution or be paired with existing track and balance technology to facilitate vibration reduction, achieve increased energy production, and reduce mechanical failures thereby extending platform life. KULR VIBE recently balanced the motors and blades of a mission critical drone to demonstrate the benefits of the technology. The results were a 23% increase in battery life and a lift increase of 45%. Same motors, same blades, KULR VIBE optimized.

The KULR VIBE suite of products and services have provided vibration analysis and mitigation to global companies across multiple industries and sectors. According to Fact.MR, an insights-driven global market intelligence company, the global vibration motor market is estimated at $6.5 billion in 2022 and is forecast to reach $24.1 billion by 2032, growing at a Compounded Annual Growth Rate (“CAGR”) of 14.1% during 2022-2032.

The Future is Energy + AI

We believe the future of KULR is Energy + AI. We are building our AI infrastructure on industry leading Nvidia and AMD semiconductor platforms, and they are hosted on a hybrid of private cloud and Microsoft Azure. As the world faces shortages in supply of raw materials to produce enough Li-ion batteries to power everything from EV’s to smartphones, KULR is developing a modular battery storage architecture that can be used across multiple applications with real-time monitoring by AI-powered CellCheck. This product is to target the following markets:

●	Aerospace and defense systems, such as CubeSat batteries meeting JSC 20793 safety requirements by NASA
●	Power tools and industrial equipment
●	High-performance electric vehicles
●	Electric vertical take-off and landing (“eVOTL”)
●	Electric micro-mobility vehicles
●	Residential and commercial energy storage systems

Through our partnership with MoliCel, KULR has access to best-in-class Li-ion battery cells with high power and energy to build battery modules with the highest safety ratings. As part of the strategic relationship, KULR has access to over 700MWh of battery energy capacity to further accelerate its production and supply chain localization initiatives within North America. Securing this MoliCel battery cell supply accelerates our ability to provide total solutions to high value customer applications with revenue potential that could exceed $350 million annually in five years.

Recent Developments

Sales and Marketing

The KULR sales and marketing team expands its customer engagements through direct sales and Manufacturer’s Representative team to support some East Coast customers. KULR has over 300 customer engagements by the end of Q3 2022 with some of the world’s largest industrial and commercial companies such as Lockheed Martin, Ball Aerospace, SAFT, General Motors, Cirba, Redwood Materials, Leidos Holdings, Meta Platforms Inc, Viridi and BOSCH. As we continue to expand our relationship with major partners such Lockheed Martin across our product portfolio, we expect to cross-sell and up-sell our total solution package to these customers.

In September, KULR received approval from the Department of Transportation (“DoT”) to increase the energy levels in three special permits from 2.1 kWh to 2.5 kWh, expanding usage for its SafeCase product. KULR will utilize the permit upgrades to support a recently-awarded project with one of the three largest outdoor rider landscaping companies in the world for the safe shipment and storage of Li-Ion batteries. The permit approval restates the safety of KULR’s SafeCase product for transportation and storage of Li-Ion batteries, and will enable the large landscaping equipment customer to safely transport its batteries for services or end of life (“EOL”) on its new line of higher-capacity landscaping electric vehicles. In addition to this project, the permit upgrades are expected to generate expanded use cases for the SafeCase product with existing and new customers.

With the signing of Assembly Bill No. 1346 in October 2021, California was the first state to prohibit the sale of gas-powered landscaping equipment. The legislation came following Governor Newsom’s 2020 executive order prohibiting the sale of all gas-powered vehicles by 2035. The bill is expected to drive the growth of e-powered landscaping equipment, which is projected to hit $43.2 billion by 2029 and exhibit a CAGR of 5.3% during the forecast period.

Operations and HR

The KULR organization took a tremendous leap forward in completing ISO 9001 certification for our San Diego headquarter facility during the quarter. This is an exceptional accomplishment for the team and demonstrates KULR’s dedication is pursuit of manufacturing excellence and operational controls.

Our fully automated battery testing capability has begun installation with initial processing capabilities of approximately 500,000 18650/21700 cells annually in support of NASA WI-37. System installation will complete in Q4’22 with full capacity processing. This capability will be used to support NASA and DOD battery cell deployments as well as for internal demands related to KULR qualified cells deployments.

KULR hired an additional 8 permanent employees during the third quarter and maintains an outsource strategy for software development and volume TRS manufacturing. We have 50 full-time and two part-time employees as of September 30, 2022.

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2022, the global economy has been, and continues to be, affected by COVID-19. While we continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. Although recent cases and deaths from the COVID-19 pandemic have generally declined in the United States, spread of COVID-19 in China recently resulted in a temporary lockdown covering all of Shanghai, China where our manufacturing partner has its headquarters. During the first quarter of 2022, we experienced significant impact to our business due to the COVID-19 lockdown in China. As of March 2022, inventory in excess of $325,000 could not be shipped due to the COVID-19 lockdown in Shanghai. The product was shipped, and revenue was recognized during the second quarter COVID-related challenges have resulted in delays in product shipment, not cancellations. As restrictions ease in the coming months, we expect to make up for lost time and revenue as we move through our sizeable inventory. We are currently taking active steps to direct our production and supply chain activities to North America to geographically diversify and potentially reduce further COVID-19 impacts.

The full extent of the future impact of COVID-19 on our operations and financial condition is uncertain. Accordingly, COVID-19 could have a material adverse effect on our business, results of operations, financial condition and prospects during 2022 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular research and development and manufacturing schedules, as well as the capability to meet customer demands in a timely manner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financing Activities

On May 13, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of our shares of common stock any time during the 24-month term of the agreement. Please refer to Note 11 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional details regarding the SEPA.

Concurrently with the SEPA, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Yorkville, pursuant to which we issued to the Investor a promissory note which bears interest at 10% with an initial principal amount equal to $5,000,000 (the “Promissory Note”) for which we received gross proceeds of $4,750,000. As of September 20, principal and interest owed on this promissory note has been paid in full. Please refer to Note 10 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional details regarding the Note Purchase Agreement.

On September 23, 2022, we entered into a Supplemental Agreement (the “Supplemental Agreement”) to the SEPA. Under the Supplemental Agreement, we may from time to time request cash advances of up to $15,000,000 (each, a “Prepaid Advance”) from Yorkville. Cash proceeds received under the SEPA and the Supplemental Agreement are limited to an aggregate amount of $50,000,000. Pursuant to the terms of the Supplemental Agreement, Yorkville has the right to receive shares to pay down Prepaid Advances, and may select the timing and delivery of such shares in an amount up to the balance of the Prepaid Advance. On September 23, 2022, the Company received an Initial Advance for gross proceeds of $15,000,000, of which, $3,850,000 was used to repay amounts due under a Note Purchase Agreement with Yorkville. We may not sell stock to Yorkville pursuant to the SEPA at any time that there is an outstanding Prepaid Advance liability balance. Please refer to Note 9 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional details regarding the Supplemental Agreement.

Purchase Agreement

On October 5, 2022, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with a seller (the “Seller”), pursuant to which the Company purchased all of the assets, including intellectual property, of the Seller (the “Acquired Assets”) for consideration of $3,500,000, of which, $2,000,000 (the “Cash Consideration”) will be paid in cash and the Company will issue shares of common stock worth $1,500,000 (the “Equity Consideration”).

The Company will issue the Equity Consideration in four equal installments on the following dates: (i) October 5, 2023, (ii) October 5, 2024, (iii) October 5, 2025, and (iv) October 5, 2026. The Company will pay the Cash Consideration as follows: $1,000,000 on October 6, 2022, $500,000 on April 5, 2023, and $500,000 on October 5, 2023.

The Purchase Agreement includes customary representations, warranties and covenants of the Company and the Seller. The Purchase Agreement also contains post-closing indemnification provisions pursuant to which the parties have agreed to indemnify each other against losses resulting from certain events, including breaches of representations and warranties, covenants and certain other matters.

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared With Three and Nine Months Ended September 30, 2021

Revenue

Our revenues consisted of the following types:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product sales	$1,369,857	$600,921	$2,100,120	$1,356,530
Contract services	23,328	—	81,110	290,540
Total revenue	$1,393,185	$600,921	$2,181,230	$1,647,070

For the three months ended September 30, 2022 and 2021, we generated $1,393,185 and $600,921 of revenues from 16 and 7 customers, respectively, representing an increase of $792,264, or 132%. For the nine months ended September 30, 2022 and 2021, we generated $2,181,230 and $1,647,070 of revenues, respectively, representing an increase of $534,160, or 32%, resulting from two contracts received during the third quarter of 2022.

Revenue from product sales during the three months ended September 30, 2022 increased by $768,936 or 128% compared to the three months ended September 30, 2021. Revenue from product sales during the nine months ended September 30, 2022 increased by $743,590 or 55% compared to the nine months ended September 30, 2021. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit (“ISC”) battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials.

Revenue from contract services during the three months ended September 30, 2022 increased by approximately $23,328 compared to the three months ended September 30, 2021. Revenue from contract services during the nine months ended September 30, 2022 decreased by approximately $209,430 or 72% compared to the nine months ended September 30, 2021. The decrease in revenue for the nine months ended September 30, 2022 is primarily attributable to three large DOD contracts which generated $263,656 of revenues during the nine months ended September 30, 2021. Our service revenues, which include certain research and development contracts and onsite engineering services, have not been hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

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

Generally, we earn greater margins on revenue from products as compared to revenue from services, so product mix plays an important part in our reported average margins for any period. Also, we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between periods, customers and products due to the learning process, customer negotiating strengths, and product mix. The Company expects that margins will normalize as it prepares for the anticipated volume production of its product mix.

For the three months ended September 30, 2022 and 2021, cost of revenues was $932,364 and $155,138, respectively, representing an increase of $777,226, or 501%. The increase was primarily due to increased labor costs to produce finished goods, costs to procure customized finished goods and component material for a new product line, and shipping costs from our foreign manufacturer. The gross margin percentage was 33% and 74% for the three months ended September 30, 2022 and 2021, respectively. The decrease in margins realized during the three months ended September 30, 2022 is primarily attributable to the large concentration of new product shipments to customers, an increase in headcount for production, new costs related to material for our new Safe Case product and customized RPS50 kits, and shipping costs from our foreign manufacturers.

For the nine months ended September 30, 2022 and 2021, cost of revenues was $1,478,954 and $869,612, respectively, representing an increase of $609,342, or 70%. The increase was primarily due to increased labor costs to produce finished goods, costs to procure customized finished goods and component material for a new product line, and shipping costs from our foreign manufacturer. The gross margin percentage was 32% and 47% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in margins realized during the nine months ended September 30, 2022 is primarily attributable to new product shipments to customers, an increase in headcount for production, new costs for materials for our new Safe Case product and customized RPS50 kits, and shipping costs from our foreign manufacturers.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the three months ended September 30, 2022 and 2021, R&D expenses were $1,069,852 and $481,855, respectively, representing an increase of $587,997 or 122%. The increase during 2022 was comprised primarily of approximately $352,000 related to planned increases in headcount in order to build future capacity, and $236,000 related to R&D initiatives designed to build future revenue growth.

For the nine months ended September 30, 2022 and 2021, R&D expenses were $2,790,683 and $957,579, respectively, representing an increase of $1,833,104 or 191%. The increase is primarily comprised of approximately $977,000 related to planned increases in headcount in order to build future capacity, and $856,000 related to R&D initiatives designed to build future revenue growth.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of stock-based compensation, payroll taxes and other benefits, consulting fees, registration fees, office expenses, rent expense, directors and officers’ insurance, travel and entertainment, marketing and advertising, and filing fees.

For the three months ended September 30, 2022 and 2021, selling, general and administrative expenses were $4,349,373 and $3,104,410, respectively, an increase of $1,244,963, or 40%. The increase is primarily due to an increase in marketing and advertising expenses as well as an increase in labor costs to build future capacity for planned revenue growth.

For the nine months ended September 30, 2022 and 2021, selling, general and administrative expenses were $12,210,458 and $7,320,524, respectively, an increase of $4,889,934, or 67%. The increase is primarily due to an increase in marketing and advertising expenses as well as an increase in labor costs to build future capacity for planned revenue growth.

Other (Expense) Income

For the three months ended September 30, 2022 and 2021, net other (expense) income was ($628,181) and $44,550, respectively, representing a change of $672,731. The increase in expense is primarily attributable to the increase in interest expense and discount amortization recorded in connection with notes payable and the Prepaid Advance issued in 2022 of approximately $633,000, and increase in the amortization of debt discount of approximately $172,000, the loss on debt extinguishment of approximately $9,000, and the change in fair value of accrued issuable equity of approximately $18,000, partially offset by the gain recorded in connection with the forgiveness of the PPP Loan of approximately $159,000. During the three months ended September 30, 2022, the Company recorded interest expense related to a note payable in the amount of $608,028 which included $123,027 of stated interest, $385,000 for a 10% payment premium, and $100,000 for a late payment premium.

For the nine months ended September 30, 2022 and 2021, net other expense was $678,960 and $337,153, respectively, representing a change of $341,807. The change is primarily attributable to the increase in interest expense and discount amortization recorded in connection with notes payable and the Prepaid Advance of approximately $674,000, an increase in the amortization of debt discount of approximately $147,000, and the loss on debt extinguishment of approximately $9,000, partially offset by the change in fair value of accrued issuable equity of approximately $189,000, the gain recorded in connection with the forgiveness of the PPP Loan of approximately $159,000, and the decrease in debt redemption costs of approximately $140,000. During the nine months ended September 30, 2022, the Company recorded interest expense related to a note payable in the amount of $650,493, which included $165,493 of stated interest incurred, $385,000 for 10% payment premium, and $100,000 for a late payment premium.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash balances of $16,168,863 and $14,863,301, respectively, and working capital of $2,077,848 and $13,302,935, respectively.

On May 13, 2022, we issued a $5,000,000 Promissory Note to Yorkville for gross proceeds of $4,750,000.  On the same date, we entered into the SEPA which gives us the right, but not the obligation, to sell up to $50,000,000 of shares of our common stock to Yorkville during the 24 months following the effective date of the SEPA. Further, on September 23, 2022, we entered into the Supplemental SEPA, which allows us to request advances (“Prepaid Advances”), still up to an aggregate of $50,000,000, from Yorkville. Pursuant to the terms of the Supplemental SEPA, Yorkville has the right to receive shares, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the balance of the Prepaid Advance in order to pay down the Prepaid Advance. The aggregate common shares issued under the SEPA and the Supplemental SEPA cannot exceed $50,000,000. We may not request that the investor purchase shares pursuant to the SEPA at any time that there is an outstanding balance owed under a Prepaid Advance. See Financing Activities under Recent Developments above for additional details.

During September and October 2022, the Company issued 5,375,269 shares of common stock, at purchase prices per share ranging from $0.99 to $1.84, in satisfaction of the initial Prepaid Advance liability in the amount of $6,000,000. As of November 14, 2022, the remaining balance on the initial Prepaid Advance is $9,000,000. See Note 9 - Prepaid Advance Liability for additional information.

For the nine months ended September 30, 2022 and 2021, cash used in operating activities was $13,366,007 and $5,394,936, respectively. Our cash used in operations for the nine months ended September 30, 2022 was primarily attributable to our net loss of $14,977,825, adjusted for non-cash expenses in the aggregate amount of $4,072,738, as well as $2,460,920 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2021 was primarily attributable to our net loss of $7,837,798, adjusted for non-cash expenses in the aggregate amount of $2,989,597, and $546,735 of net cash used to fund changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2022 and 2021, cash used in investing activities was $2,772,568 and $1,386,864, respectively. Cash used in investing activities during the nine months ended September 30, 2022 was related to deposits paid for equipment of $2,198,626 and purchases of property and equipment of $573,942. Cash used in investing activities during the nine months ended September 30, 2021 was related to deposits paid for equipment of $1,029,805 and purchases of property and equipment of $357,059.

For the nine months ended September 30, 2022 and 2021, cash provided by financing activities was $17,444,137 and $8,891,716, respectively. Cash provided by financing activities during the nine months ended September 30, 2022 was due to proceeds from the Prepaid Advance of $10,573,068, proceeds from a promissory note of $4,750,000, proceeds from the exercise of warrants of $3,020,836, proceeds from the SEPA of $247,871, and proceeds from the exercise of options of $25,233, partially offset by repayments of the promissory note of $1,000,000, and payments of issuance costs related to the prepaid advance liability of $85,000, deferred financing costs related to the SEPA for $72,800 and payments of issuance costs in connection with notes payable for $17,200. Cash provided by financing activities during the nine months ended September 30, 2021 was due to $6,500,000 of proceeds from the sale of preferred stock, common stock and warrants, and $5,206,716 received in connection with the exercise of warrants, partially offset by the $2,450,000 of principal repayments on notes payable and $365,000 of financing costs paid during the period.

As of September 30, 2022, future cash requirements for our current liabilities include approximately $2,781,095 for accounts payable and accrued expenses and approximately $218,875 for future payments under operating leases. The Company has also committed to spend $950,000 related to the extension of a sponsorship agreement, $1,112,239 related to capital expenditures for automation and testing equipment, approximately $946,836 for the construction of a new automation facility, and $464,389 for research and development. Future cash commitments for long term liabilities consists of $155,765 for the long-term lease. As of September 30, 2022, the Company also has $14,750,000 of principal outstanding for a prepaid advance liability pursuant to the Supplemental SEPA. Subsequent to September 30, 2022, the Company issued 5,153,664 shares of common stock to pay down $5,750,000 of Prepaid Advance. As of the filing date of this Form 10-Q, the principal balance due on the Prepaid Advance is $9,000,000. While the Company expects that the prepaid advance liability will be repaid with the issuance of common stock, any prepaid advance balances outstanding for more than twelve months must be repaid in cash. The Company intends to meet its cash requirements from its current cash balance, proceeds from the SEPA or the Supplemental SEPA, and from future revenues.

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

The short and long-term worldwide implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions on Russia by the United States or other countries and possible counter sanctions by Russia, and the resulting economic impacts on oil prices and other materials and goods, could affect the price of materials used in the manufacture of our products. If the price of materials used in the manufacturing of our products increase, that could adversely affect our business and the results of our operations.

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

During the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting whereas we did not design or maintain effective controls to ensure that there is an independent review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments) as our policy of providing timely support to ensure completeness and accuracy of the payment was not followed which continued to exist as of September 30, 2022. The Company has taken measures to address these material weaknesses, including amending the Company’s policy to enforce more timely submissions of expense reports, and requiring additional approvals for electronic payments. While there can no assurance, the Company expects that these weaknesses will be fully remediated by the end of the year. We are currently in the process of implementing a detailed plan for remediation of the material weakness, including developing and maintaining preventative controls around the electronic payment process to ensure proper segregation of duties.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

None.

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

Dated: November 14, 2022	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer
(Principal Financial and Accounting Officer)