Form 10-K
period 2022-12-31
KULR Technology Group, Inc.
filed 2023-03-28
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Auditor PCAOB ID: 688	Auditor Name: Marcum LLP	Auditor Location: Los Angeles, California

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $106,573,196 based on the closing price of $1.55 as of that date.

As of March 27, 2023, there were 116,230,123 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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
●

regardless of these factors the emergence of the COVID-19 virus pandemic has resulted in delays in product shipment, having to take active steps to direct our production and supply chain activities to North America to geographically diversify but the full extent of the future impact of COVID-19 on our operations and financial condition is uncertain. Additionally, other recent macroeconomic events including rising inflation, slowing economic growth, changes in U.S. and foreign government monetary policies, supply chain disruptions, fluctuations in currency exchange rates and the Russian invasion of Ukraine have led to further economic uncertainty. As a result, we are unable to predict the ultimate impact of shipping delays, the impact of other economic conditions and continuous presence of COVID-19 will have on our business, future results of operations, financial position or cash flows.

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

PART I

ITEM 1. BUSINESS

Overview and Market Opportunities

KULR Technology Group, Inc., through our wholly owned subsidiary KULR Technology Corporation, develops and commercializes an energy management platform to accelerate the global transition to a sustainable electrification economy. This energy management platform consists of high-performance thermal management technologies for batteries and electronics, AI-powered battery management and vibration mitigation software solutions, and reusable energy storage modules. Our mission is advance and apply these technologies to make our world more sustainable by using less energy; using energy more efficiently; making energy consumption safer and cooler; using less materials to achieve these goals; and completing the circular economy through recycling.

Active government initiatives propelled by industry and regulatory tailwinds are increasing demand for energy storage, battery recycling and clean energy, resulting in an expanding total addressable market for KULR’s solutions. According to Precedence Research, global energy storage systems market is to grow from $210B in 2021 to $435B by 3030. Global lithium-ion battery recycling industry is to grow from $4.6B in 2021 to $22.8B by 2030, according to Market and Markets Research. The Company’s disruptive technologies strive to fulfill an addressable $24 billion thermal management systems market (estimated based on market data projections published by Converged Markets stating that the thermal management systems market size was projected to grow from $11.1 billion in 2017 to $24.8 billion by 2025. The Company’s integrated design approach offers comprehensive solutions in thermal interface materials, lightweight heat exchangers, and protection against lithium-ion battery thermal runaway propagation. Its high-performance solutions can be designed to fit demanding configurations and applications.

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

KULR ONE and KULR ONE Design Solutions (K1DS)

The KULR ONE family of battery packs represent a groundbreaking innovation that is driving the world's transition to a more sustainable electrification economy. These revolutionary designs offer a unique combination of cutting-edge features, including unparalleled safety, exceptional performance, intelligent functionality, modular construction, reliability, and customizability. The KULR ONE battery packs have been engineered to meet the exacting demands of the world's most demanding applications. They offer a comprehensive solution that addresses the critical need for safe and reliable energy storage in a wide range of industries, from aerospace and defense to electric vehicles and consumer electronics. One of the key features of the KULR ONE family of battery packs is its modular design. This allows for greater flexibility as customers can easily adjust the size and configuration of the battery pack to suit their specific application requirements. The intelligent functionality of the KULR ONE packs also allows for real-time monitoring and optimization of battery performance, ensuring optimal efficiency and longevity. In addition to offering exceptional performance and reliability, the KULR ONE battery packs are also designed with safety as a top priority. They incorporate state-of-the-art thermal management technology to prevent overheating and ensure safe operation even in the most challenging environments. Overall, the KULR ONE family of battery packs is at the forefront of the global drive towards sustainable electrification. With its unparalleled combination of safety, performance, intelligence, modularity, reliability, and customizability, KULR ONE is positioned to revolutionize the way we think about energy storage and powering the world's most demanding applications.

K1DS offers a comprehensive approach to designing safe and reliable battery solutions for a wide range of applications. Our services start with the quality and reliable cell supply from North American sources to ensure that our customers receive high-performing and long-lasting batteries. To ensure the performance and safety of our batteries, we have various cell testing capabilities, including cell screening to NASA 37A. We also conduct extensive cell testing to ensure that our batteries meet the highest standards for safety and reliability. Our Multiphysics modeling capabilities, which include the use of GTC Suite software, enable us to optimize battery performance and minimize the risk of failure. Our battery design services focus on designing custom solutions that meet our customers' specific needs. We conduct rigorous testing of those battery packs to ensure reliability and safety, including systems-level testing that helps customers understand the safety and reliability of their applications. Additionally, we provide real-time monitoring of their batteries to ensure battery health and safety in the field, minimizing the risk of failure and prolonging battery life. In summary, KULR ONE design services offer a comprehensive approach to battery design and testing, ensuring that our customers receive high-performing and safe battery solutions that meet their unique needs. We strive to be the go-to provider for reliable and innovative battery solutions that accelerate the global transition to a sustainable electrification economy.

KULR VIBE Solution

During 2022, we acquired intellectual property from Vibetech International, LLC (“Vibetech”), which allows KULR to expand itself as a vertically integrated energy management company focused on sustainable energy solutions. For nearly twenty years, the primary application has been aviation. However, advances in measurement and computing technologies have allowed KULR VIBE to provide transformative and scalable solutions across transportation, renewable energy (wind farm), manufacturing, industrial, performance racing and autonomous aerial (drone) applications among others. KULR VIBE addresses one of the most challenging issues with advanced machinery today; excessive energy robbing vibrations that are destructive to both the machinery and in many cases the operator. The KULR VIBE suite of technologies utilize proprietary sensor processes with advanced learning algorithms to both achieve precision balancing solutions, and successfully predict component failure based on its comprehensive database of vibration signatures. Its enhanced AI learning algorithms pinpoint areas where excess vibrations cause a loss of energy that can lead to system malfunctions, weakened performance, and maintenance issues.

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

Energy Storage

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

Battery Recycling and Management

KULR-Tech Safe Case provides a safe and cost-effective solution to commercially store and transport lithium batteries, which is increasing in frequency as supply chain challenges and ESG commitments necessitate battery recycling and end-of-lifecycle management. Whether shipping a single battery, a battery-powered device or a load shipment of batteries, KULR’s technology mitigates the impacts of cell-to-cell thermal runaway propagation and ensures a safe journey. KULR’s Thermal Runaway Shield (TRS) technology is trusted by NASA to ship and store astronauts’ laptop batteries on the International Space Station. In addition, KULR combines its Passive Propagation Resistant (PPR) solutions with its new CellCheck intelligent battery management system to extend battery life. The CellCheck modular battery management system platform is KULR’s AI-powered battery safety technology for e-mobility, energy storage and fleet applications. It captures real time and lifetime battery intelligence, sensing adverse electrical, environmental, and physical events to analyze and control for maximum battery safety, reliability, and performance. As commercial industries across the board face greater scrutiny to comply with ESG standards, KULR is serving a total addressable market for a circular economic model for batteries that will reach over $21 billion by 2025 (estimated based on market data projections published by Grand View Research, Inc. stating that the global battery recycling market size is expected to reach $21.04 billion by 2025).

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

New Facility and IT-Systems

KULR relocated in October 2021 to a new facility located at 4863 Shawline St, San Diego, CA. The facility is 3 times larger than the previous facility with adequate room to support our new automated battery cell testing capability that will launch in Q123 as well as personnel growth. Additionally, we installed independently enclosed areas to support the machine shop, testing lab, battery lab, and Fiber Thermal Interface Material (“FTI”) manufacturing lab. We have implemented a 5S standard for the entire facility and received ISO 9001 certification in July 2022.

KULR opened a new facility in January 2023 at 1692 N. Texas Avenue, Webster, TX. This facility provides 4800 ft2 space in an industrial complex where KULR will focus on research and development related activities for lithium-ion battery systems. This space will provide room for additional personnel office space, an engineering design and prototyping sandbox, a 3D printing room, an electrical room for tab welding operations, and a small warehouse for storage. Once fully operational, activities will be completed to have the new location included in KULR’s existing ISO 9001 certification.

KULR TRS (Thermal Runaway Shield) Manufacturing: KULR will be onboarding a fully automated TRS manufacturing system in our Texas facility in early Q323. The intent of this system is to further onshore the manufacturing of TRS thereby reducing supply chain risks, costs, and improve LT performance for our customers. This is another example of KULR nearshoring/onshoring our manufacturing of products to gain further direct control of manufacturing. By developing automated systems, we are capable of being very competitive, and in certain cases, more competitive than offshore manufacturing we considering total cost of ownership.

KULR has engaged with Managed Solutions to enhance our IT infrastructure and improve all aspects of Cybersecurity. As a sub-contractor for DOD programs, it is vital that KULR have state of the art IT systems and controls. We believe the best path based on the current scale of the company is to outsource this activity to a professional IT services organization. The result of this activity was an improvement of our NIST score of over 140 points. Additionally, KULR has further increased its Cybersecurity initiatives by hiring FRSecure to act as a VCISO and provide continuous cyber threat training to our personnel. They also will audit our current level of threat sophistication and ensure any weak link is addressed immediately.

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

Our wholly-owned subsidiary, KULR Technology Corp, was formed in 2013 and is based in San Diego, California. Since its inception, KTC primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KTC’s co-founder Dr. Timothy Knowles. Prior to 2013, KTC’s technologies were used in numerous advanced space and industrial applications for NASA, Boeing, and Raytheon. A few notable achievements were the use of KTC’s technologies in the X-31 aircraft (battery heat sink), Mercury Messenger (battery heat sink), and X-51 Scramjet (heat exchanger).

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

Recent Developments

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., and other countries in which the Company or its affiliates operate, and was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic resulted in a sharp contraction in many areas of the global economy and increased volatility and uncertainty in the capital markets. In response to the pandemic, the governments of many countries, provinces, states, municipalities, and other geographic regions took preventative or protective actions, including closures of certain businesses, mandatory quarantines, limits on individuals’ time outside of their homes, travel restrictions and social distancing or other preventative measures. Such measures have been eased or lifted in varying degrees by different governments of various countries, states and municipalities since implementation in 2020, but the continued spread of COVID-19 and increased infection rates has caused, and may continue to cause, some jurisdictions to roll back reopening plans that had been underway and re-impose quarantines, border closures, closure of certain businesses and stay-at-home orders.

The COVID-19 pandemic continues to impact the global economy and, specifically, the U.S., and the other countries in which the Company or its affiliates operate. We continue to closely monitor and respond, where possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the health and safety of our employees remains one of our top priorities.

In the U.S., numerous states have continued to remove their COVID-19 related restrictions. This has resulted in the re-opening of, and increased occupancy capacities in, retail outlets, including those that sell our products. Any reinstatement of restrictions on the operations of retail outlets could negatively impact our short-term results of operations in the U.S. Additionally, in the U.S., there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. For example, during the quarterly period ended March 31, 2022, we experienced significant impact to our business due to the COVID-19 lockdown in Shanghai, China, during which time inventory in excess of $325,000 could not be shipped. The product was shipped, and revenue was recognized during the subsequent quarter. COVID-related challenges have resulted in delays in product shipment, not cancellations. As restrictions have eased in recent months, we expect to make up for lost time and revenue as we move through our sizeable inventory. We are currently taking active steps to direct our production and supply chain activities to North America to geographically diversify and potentially reduce further COVID-19 impacts.

Although we have not yet seen a significant impact from supply chain disruptions, we continue to monitor our supply chain closely.

Collectively, the effects of the COVID-19 pandemic have adversely affected our results of operations and, if the effects continue unabated, could continue to do so as long as measures to combat the COVID-19 pandemic remain in effect or supply chains continue to be challenged. At this time, neither the duration nor scope of the disruption can be predicted; therefore, the ultimate impact to our business cannot be reasonably estimated, but such impact could materially adversely affect our business, financial condition and results of operations.

Despite the impacts of the COVID-19 pandemic, we believe that our significant cash on hand and short-term investments will be adequate to meet liquidity and capital requirements for at least the next twelve months.

Appointment of Officers and Management

Appointment of Chief Technology Officer

On November 1, 2022, the Company announced the appointment by the Company’s Board of Directors (the “Board”) of Dr. William Walker as Chief Technology Officer (“CTO”) of the Company.

Appointment of Lead Director of the Board

On November 1, 2022, the Board appointed Dr. Joanna Massey as lead director (the “Lead Director”) of the Board. Dr. Massey has served on the Board, and its committees, since June 2021. The Board, believing that the Lead Director position would enhance corporate governance and relieve certain duties of the Board’s Chairman, Michael Mo, to allow him to focus on the performance of his Chief Executive Officer duties, designated certain responsibilities to be fulfilled by the Lead Director, including but not limited to: (i) coordinating the activities of the independent directors; (ii) setting the agenda for board meetings in conjunction with the CEO and corporate secretary; (iii) chairing executive sessions of the independent directors; and (iv) performing such other duties as are assigned from time to time by the board.

Management Equity Incentive Grants

On November 1, 2022, the Board unanimously approved equity grants, to each of Dr. Joanna Massey and Morio Kurosaki, equal to 30,000 shares of the Company’s common stock to be vested in four equal quarterly installments (the first vest occurred on December 31, 2022), and grants of a fully vested 7,500 shares for services performed during the quarter ended September 30, 2022.

On November 1, 2022, the Board also unanimously approved the termination of a previously issued equity incentive grant of 1,500,000 shares to each of Keith Cochran and Michael Mo, which grants had vesting schedules corresponding with the achievement of certain market-capitalization milestones. In order to more accurately reflect the incentive compensation that the previously issued grants were intended to achieve, the Board approved replacement equity grants to each of Keith Cochran and Michael Mo in the form of Restricted Stock Units (“RSUs”) for the stock settlement of 1,500,000 shares, which RSUs contain provisions for delayed stock settlement and for vesting to occur in four equal annual installments. The foregoing is a summary description of certain terms of the RSUs.

Sales and Marketing Strategy

The Company employs various channels to market and sell its products and solutions, including direct sales to customers, as well as sales through representatives and strategic partners. We believe that establishing direct relationships with Key Accounts allows for deeper technical interactions, faster turnaround times, and provides valuable feedback that helps inform product development and marketing efforts. To ensure that our target customers fully understand the unique features and benefits of our products and services, we organize technology day events. We use a combination of marketing approaches to reach prospects and customers, such as leveraging employee, representative, and strategic partner relationships, maintaining an informative website, attending industry conferences, and conducting market research. Recently, we expanded our direct sales and marketing teams, and we are excited to welcome Mr. Ted Krupp, a highly experienced professional with important relationships in the Aerospace and Defense sectors, as our new VP of Sales and Marketing. Looking ahead, we plan to further expand our direct sales team to enhance our Key Account coverage and support a growing representative and distributor network.

Advertising and Communications Strategy

We employ a diverse range of advertising and communication tools to reach our audience. These include commissioning impartial white papers and technical papers, participating in industry events, conferences, and symposiums as attendees, sponsors, and guest speakers. We maintain a public relations consultant who oversees our press releases and media relations, ensuring that we maintain a positive presence in newspapers, magazines, and blogs. To bolster our social media outreach activities, we have a dedicated SEO specialist. We leverage our strong reputation within the thermal management and lithium-ion battery safety communities to spread positive feedback through word-of-mouth. Additionally, we utilize several social media platforms, such as LinkedIn, YouTube, Twitter, Instagram, and Facebook, to reach a broader audience.

Intellectual Property and Patent Strategy

Our intellectual property strategy includes pursuing patent protection for new innovations in core carbon fiber architecture development, application development, acquisition of intellectual property, and licensing of third-party patents and intellectual property. As of December 31, 2022, we have twelve patents granted and assigned to KULR, an exclusive license to four third party patents, and ten pending nonprovisional and provisional patent applications.

Product and Services

In addition to KULR ONE and KULR VIBE, here are some of the technologies and products we offer to customers:

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

KULR Automated Battery Cell Screening and Test System: KULR completed the installation of a fully automated battery cell testing platform this January in our Sand Diego facility. The system fully supports the stringent requirements of NASA and the DOD. This platform has been designed to meet the entire specifications of NASA WI-037 battery testing requirements. This fully automated system is believed to be the only fully automated system capable of such performance. We have designed the system to be modular and have installed a minimum of 500K cell capacity annually capable of handling 18650 and 21700 cells. Volume processing will start in February 2023.

CellCheck: A scalable battery management platform to provide a new level of safety, performance optimization and regulatory compliance capabilities to our customers. We achieve this by putting together a modular architecture that is built on large data sets, performing an array of analytics, and then layering on top of it AI algorithms to provide predictive and preventative intelligence to our customers. It’s modular so that we can incorporate new capabilities and enhancements to the platform as the battery evolution accelerates in the coming years. This is another significant step to position KULR as a one-stop-shop total solutions provider of battery thermal energy and safety management.

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

Competition

Currently, the battery industry uses a number of solutions to mitigate thermal runaway propagation that are offered by Aspen Aerogel, Unifrax, Lydall, LHS, 3M, Engineered Syntactic Systems, Celono, AllCell and others. Each of their solutions offer unique features and benefits for a specific application. We do not believe, however, that there is a one-size-fits-all solution across all applications. We believe our PPR design solution offers competitive light-weight and effective solutions for high energy battery cells because it is more flexible and can fit into different design configurations. For applications that require passive, light-weight solutions for high energy density battery cells, TRS offers a competitive solution.

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

Employees

As of December 31, 2022, we had 62 full time employees and 16 contractors. We believe that we maintain a good working relationship with our employees, and we have not experienced any significant labor disputes. In addition, KULR leverages outsource partners for IT management, Software Development, Battery Cell R&D, and Machine Automation.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyright, trademarks and trade secrets. We have, and will continue to, file applications for and/or obtain patents, copyrights and trademarks in the United States and selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by implementing organizational nondisclosure policies and through the use of appropriate confidentiality agreements. As of December 31, 2022, we held eight U.S. patents and six non-provisional pending U.S. patent applications with expiration dates ranging from 2022 to 2035. In addition, KULR has exclusive license on four patents from its partnerships. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks, and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. We also have trademarks that are used in the conduct of our business to distinguish genuine KULR products; KULR has been granted trademarks for Class 9 and Class 17 applications.

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

We anticipate that we will incur operating losses for the foreseeable future. We believe that our current cash balance plus capital available under the Company’s Standby Equity Purchase Agreement (the “SEPA”) will be adequate to fund our operations over the next; however we may require additional funds for our anticipated operations and if we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

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

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. During 2022, we had 3 customers whose purchases accounted for 87% of total revenues. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity.

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

The Company’s operations and development are dependent upon the experience and knowledge of Michael Mo, our Chief Executive Officer, Simon Westbrook our Chief Financial Officer, Dr. William Walker, our Chief Technology Officer, Keith Cochran, our President and Chief Operating Officer, and Michael Carpenter, our Vice President of Engineering. If the services of any of these individuals should become unavailable, the Company’s business operations might be adversely affected. If several of these individuals became unavailable at the same time, the ability of the Company to continue normal business operations might be adversely affected to the extent that revenue or profits could be diminished, and you could lose all or a significant amount of your investment.

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

In December 2021, we were the subject of a phishing scheme involving a fraudulent email and wire instructions, resulting in the loss of approximately $138,000 in corporate funds. We took immediate action to contain and eradicate the security breach, including the implementation of control enhancements to prevent a similar situation from occurring again. We believe this was an isolated event and do not believe our technology systems have been compromised. While we have not experienced any material losses relating to cyber-attacks or other information security breaches such as the one that occurred in December 2021, there can be no assurance (i) that we will ever recover the funds lost, or (ii) that we will not suffer additional losses in the future.

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

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operation and our financial condition and results of operations.

During March 2023, Silicon Valley Bank (“SVB”), Signature Bank and Silvergate Capital Corp. were each closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. The standard deposit insurance amount is up to $250,000 per depositor, per insured bank, for each account ownership category. Although we do not have any funds deposited with the aforementioned banks that failed , we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

The COVID-19 virus pandemic has created global restrictions on travel and meetings, temporary and permanent closures of businesses and business activities, unemployment, loss of customers and suppliers, and reluctance of business management to make critical commitments and, instead, conserve cash. For example, we have experienced delays in customer acceptance of delivered products and shipment delays from our suppliers or customers’ suppliers, which delays have disrupted ours and our customers’ product development and testing processes. At this stage, the outlook has improved as federal, state and local economies have reopened and returned to pre-pandemic levels, there is no assurance the future impact of COVID-19 will not have a material adverse effect on our operations, financial condition and prospects during 2023 and beyond.

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

Our officers, directors and affiliates currently beneficially own approximately 34.2% of our outstanding Common Stock eligible to vote. Such concentrated control of the Company may adversely affect the value of our Common Stock. If you acquire our Common Stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our Common Stock.

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

The following table sets forth, as of December 31, 2022, our securities authorized for issuance under any equity compensation plans approved by our stockholders:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise	compensation plans
	outstanding	price of	(excluding securities
	options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	640,216	$1.72	10,174,005
Equity compensation plans not approved by security holders	—	—	—
Total	640,216	$1.72	10,174,005

Stock Transfer Agent

Our stock transfer agent of our Common Stock is VStock Transfer LLC, located at 18 Lafayette Pl, Woodmere, NY 11598.

Common Shareholders

On March 28, 2023, we had approximately 151 record and street shareholders.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Pursuant to an Asset Purchase Agreement the Company executed with Vibetech and Norman Serrano on October 6, 2022, the Company will issue shares of common stock of the Company to Vibetech, valued at $1,500,000 as of October 6, 2022. The Company will issue the shares to Vibetech in four equal installments on each anniversary from October 6, 2022, including on the following dates: (i) October 6, 2023, (ii) October 6, 2024, (iii) October 6, 2025, and (iv) October 6, 2026.

All of the previously described issuances of securities were made pursuant to the exemption from registration at Section 4(a)(2) and/or Rule 506 of Regulation D under the Securities Act for either transactions not involving a public offering or for transactions with an “accredited investor” as defined under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2022.

ITEM 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

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

Recent Developments

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain coronavirus, a pandemic. During 2020 and continuing into 2023, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments begin to gradually ease restrictions, provide economic stimulus and accelerate vaccine distribution, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions. The Company continues to monitor the impact of COVID-19 on its business and operational assumptions and estimates and has determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022.

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2023 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular research and development and manufacturing schedules as well as the capability to meet customer demands in a timely manner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

War in Ukraine

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

New Officer Hires

On November 1, 2022, Dr. William Walker was appointed as the new Chief Technology Officer.

Appointment of Lead Director

On November 1, 2022, our existing independent director, Dr. Joanna Massey, was designated Lead Director of our Board.

Exercise of Warrants

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

Consolidated Results of Operations

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021

Revenue

Our revenues consisted of the following types:

	For the Years Ended
	December 31,
	2022	2021
Product sales	$2,643,325	$1,495,328
Contract services	1,351,309	917,540
Total revenue	$3,994,634	$2,412,868

For the years ended December 31, 2022 and 2021, we generated $3,994,634 and $2,412,868 of revenues from 36 and 20 customers, respectively, representing an increase of $1,581,766, or 66%.

Revenue from product sales during the year ended December 31, 2022 increased by $1,147,997 or 77% compared to the year ended December 31, 2021. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit (“ISC”) battery cells and devices, patented TRS technology, thermal fiber thermal interface (“FTI”) materials and heatsink technology. The increase in revenue from product sales for the year ended December 31, 2022 is primarily due to two contracts for custom TRS kits and heatsink technology which generated approximately $1,270,000 and $322,000 respectively, partially offset by a decrease attributable to contracts which generated approximately $485,000 for battery cells for the year ended December 31, 2021.

Revenue from contract services during the year ended December 31, 2022 increased by $433,769 or 47% compared to the year ended December 31, 2021. The increase in revenue for the year ended December 31, 2022 is primarily due to three large contracts which generated approximately $1,272,000, partially offset by a decrease attributable to contracts which generated approximately $862,600 for the year ended December 31, 2021. Our service revenues, which include certain research and development contracts and onsite engineering services, have not been hampered by restrictions arising from working under COVID-19 shelter-in-place regulations.

Our customers and prospective customers are large organizations with multiple levels of management, controls/procedures, and contract evaluation/authorization. Furthermore, our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitments. Accordingly, the business activity cycle between expression of initial customer interest to shipping, acceptance and billing can be lengthy, unpredictable, and lumpy, which can influence the timing, consistency and reporting of sales growth.

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

For the years ended December 31, 2022 and 2021, cost of revenues was $1,630,527 and $1,102,038, respectively, representing an increase of $528,489, or 48%. The increase was primarily due to increased costs as a result of increased revenues. The gross margin percentage was 59% and 54% for the years ended December 31, 2022 and 2021, respectively.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the years ended December 31, 2022 and 2021, R&D expenses were $3,977,563 and $1,662,183, respectively, representing an increase of $2,315,380 or 139%. The increase is primarily comprised of $1,337,351 related to planned increases in headcount in order to build future capacity, and $978,029 related to new R&D initiatives designed to build future revenue growth.

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

For the years ended December 31, 2022 and 2021, selling, general and administrative expenses were $16,672,526 and $11,162,062, respectively, an increase of $5,510,464 or 49%. This increase is primarily due to an increase in employee related costs to build future capacity for planned revenue growth of $2,484,407, marketing and advertising expenses of $1,500,371, travel expenses primarily related to customer and vendor relations of $484,214, NetSuite implementation costs of $390,000, and $315,773 of SEC filing fees and professional services.

Other (Expense) Income

For the years ended December 31, 2022 and 2021, other expenses, net, were $1,150,497 and $397,736, respectively, representing an increase of $752,761 or 189%. The increase is primarily attributable to the increase in interest expense recorded in connection with notes payable and the Prepaid Advance of $932,538, an increase in the related amortization of debt discount of $383,627, and the loss on debt extinguishment of $8,508, partially offset by a $272,856 increase in the change in fair value of accrued issuable equity, $158,675 gain on forgiveness of PPP loan and interest, and a decrease of debt redemption costs of $140,000.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash balances of $10,333,563 and $14,863,301, respectively, and working capital of $6,055,477 and $13,302,935, respectively.

On May 13, 2022, we issued a $5,000,000 Promissory Note to Yorkville for gross proceeds of $4,750,000.  On the same date, we entered into a SEPA which gives us the right, but not the obligation, to sell up to $50,000,000 of shares of our common stock to Yorkville during the 24 months following the effective date of the SEPA. Further, on September 23, 2022, we entered into the Supplemental SEPA, which allows us to request advances, (each, a “Prepaid Advance”), still up to an aggregate of $50,000,000, from Yorkville. Pursuant to the terms of the Supplemental SEPA, Yorkville has the right to receive shares, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the balance of the Prepaid Advance in order to pay down the Prepaid Advance. The aggregate common shares issued under the SEPA and the Supplemental SEPA cannot exceed $50,000,000. We may not request that the investor purchase shares pursuant to the SEPA at any time that there is an outstanding balance owed under a Prepaid Advance.

On September 23, 2022, the Company received proceeds from a Prepaid Advance in the amount of $15,000,000 (“the Initial Prepaid Advance”), of which, $3,850,000 and $566,932 was withheld to repay the Promissory Note and related interest and premiums owed to Yorkville. During September through December 2022, the Company issued 5,375,269 shares of common stock, at purchase prices per share ranging from $0.99 to $1.84 pursuant to Investor Notices, in satisfaction of the Initial Prepaid Advance liability in the amount of $6,000,000. As of March 28, 2023, the remaining balance on the initial Prepaid Advance is $5,750,000. See Note 10 - Prepaid Advance Liability in the accompanying consolidated financial statements for additional information.

For the years ended December 31, 2022 and 2021, cash used in operating activities was $17,354,125 and $6,805,674, respectively. Our cash used in operations for the year ended December 31, 2022 was primarily attributable to our net loss of $19,436,479, adjusted for non-cash expenses in the aggregate amount of $5,434,100, as well as $3,351,746 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2021 was primarily attributable to our net loss of $11,911,151, adjusted for non-cash expenses in the aggregate amount of $4,670,955, as well as $434,522 of net cash generated from changes in the levels of operating assets and liabilities.

For the years ended December 31, 2022 and 2021, cash used in investing activities was $4,647,974 and $2,737,235, respectively. Cash used in investing activities during the year ended December 31, 2022 was related to deposits paid for equipment of $1,421,432, purchases of property and equipment of $2,682,970, and the purchase of intangible assets for $543,572. Cash used in investing activities during the year ended December 31, 2021 was related to deposits paid for equipment of $2,153,950, purchases of property and equipment of $383,285, and the purchase of an intangible asset for $200,000.

For the years ended December 31, 2022 and 2021, cash provided by financing activities was $17,472,361 and $15,526,070, respectively. Cash provided by financing activities during the year ended December 31, 2022 was due to net proceeds from the Prepaid Advance of $10,573,068, proceeds from a promissory note of $4,750,000, proceeds from the exercise of warrants of $3,020,836, proceeds from the SEPA of $250,000, proceeds from the exercise of options of $53,457. These amounts were partially offset by repayments of the promissory note of $1,000,000, and payments of issuance costs related to the prepaid advance liability of $85,000, financing costs related to the SEPA for $72,800 and payments of issuance costs in connection with notes payable for $17,200. Cash provided by financing activities during the year ended December 31, 2021 resulted from proceeds from the exercise of warrants in the amount of $11,719,204, proceeds from the sale of Series D Convertible Preferred Stock and warrants of $6,500,000, and proceeds from the exercise of options of $121,866. These amounts were partially offset by repayments of notes payable of $2,450,000, and payment of financing costs of $365,000.

As of December 31, 2022, future cash requirements for our current liabilities include $3,550,294 for accounts payable and accrued expenses and $223,645 for future payments under operating leases. The Company has also committed to spend $1,000,000 related to the asset purchase agreement, $825,000 related to sponsorship agreements, $889,171 related to capital expenditures for automation and testing equipment, $391,842 for research and development, and $201,867 for construction related to facility enhancements. In addition, the Company committed to pay nonrefundable license fees and a minimum royalty of $67,500. Future cash commitments for long term liabilities consists of $97,958 for the long-term lease and a minimum royalty payment of $27,500. As of December 31, 2022, the Company also had $9,000,000 of principal outstanding for a prepaid advance liability pursuant to the Supplemental SEPA. Subsequent to December 31, 2022, the Company issued 2,839,217 shares of common stock in settlement of $3,000,000 of the Prepaid Advance. As of the filing date of this Form 10-K, the principal balance due on the Prepaid Advance is $6,000,000. While the Company expects that the prepaid advance liability will be repaid with the issuance of common stock, any prepaid advance balances outstanding for more than twelve months must be repaid in cash. The Company intends to meet its cash requirements from its current cash balance, proceeds from the SEPA or the Supplemental SEPA, and from future revenues.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. The above conditions are indicators that substantial doubt about our ability to continue as a going concern could exist as we have a history of recurring net losses, recurring use of cash in operations and declining working capital. Despite these conditions, we have a successful track record of raising capital as needed and continue to have a positive, ongoing relationship with a financial institution that has provided access to capital and will continue to support us.

While no assurance can be provided that we will be successful in raising additional capital from Yorkville, as they are not obligated to advance funds so long as there is an outstanding Prepaid Advance, Yorkville has represented that in most scenarios, with mutual consent, they will continue to provide financial support as evidenced by the funds provided during March 2023. On March 10, 2023, the Company and Yorkville closed on a second Prepaid Advance in the amount of $2,000,000. Upon satisfaction of the Prepaid Advance liability, the Company will utilize its ability to draw down on the remaining $33,000,000 available under the SEPA.

Based on the above, we believe we have sufficient liquidity and access to future capital to continue as a going concern for a period of at least twelve months from the date the financial statements have been issued and that our above plans alleviate any potential substantial doubt about our ability to continue as a going concern.  As of March 24, 2023, our cash balance was approximately $7.3 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures must be in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which these reported amounts rely are reasonable based upon information available to us at the time that we make these estimates and judgments. Significant estimates used in these financial statements include, but are not limited to, assumptions used in projecting future cash flows and liquidity, fair value calculations for intangible assets, equity securities, stock-based compensation and the valuation allowance related to deferred tax assets. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. Certain estimates could be affected by external conditions, including those unique to the Company as well as general economic conditions. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

Revenue Recognition

Revenues are recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five-step model in accordance with ASC 606, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The timing of our revenue recognition may differ from the timing of payment by our customers. A receivable is recorded when revenue is recognized prior to payment, and we have an unconditional right to payment. Alternatively, we record deferred revenue when payment is received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract.

Asset Acquisition

In determining whether an acquisition should be accounted for as a business combination or asset acquisition, we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business and is instead deemed to be an asset. An asset acquisition is recorded at cost, which includes capitalizing transaction costs, and does not result in the recognition of goodwill.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2022, we did not design or maintain effective controls to ensure that there is an appropriate review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments).

We are in the process of implementing a detailed plan for remediation of the material weakness, including developing and maintaining preventative controls around the electronic payment process to ensure proper segregation of duties. As of December 31, 2022, we have upgraded our enterprise software from QuickBooks to NetSuite which provides more documented authorizations and workflow and have implemented a control whereby approval is obtained for credit card payments prior to the purchase being made. Subsequent to December 31, 2022, we have upgraded our banking platform such that all electronic payments will require dual approval in order for funds to be transferred.

We will continue to devote time and attention to these remedial efforts, and we believe the above actions will be effective in remediating the material weakness described above during the first half of 2023. However, as we continue to evaluate and take corrective actions to improve our internal controls over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period and our management has concluded, through testing, that these controls are operating effectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2022 as a result of the material weakness described above.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over current or future financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors and their ages are as follows:

Name	Age	Office
Michael Mo	52	Chief Executive Officer and Chairman
Dr. Timothy Knowles	76	Director, Executive Technical Fellow and Secretary
Simon Westbrook	74	Chief Financial Officer
Dr. William Walker	33	Chief Technical Officer
Keith Cochran	57	President and Chief Operating Officer
Michael Carpenter	59	Vice President of Engineering
Dr. Joanna Massey	54	Lead Director
Morio Kurosaki	66	Director

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

Timothy R. Knowles was appointed Executive Technical Fellow and Director of the Company, has over 30 Years of Thermal Management R&D and product development experience for the most challenging space and industrial applications. He conducted research and built building products for various space and industrial customers such as NASA, Boeing, Raytheon, Jet Propulsion Lab, and others. Since 1983, Dr. Knowles has been working as President at ESLI. In addition, in 2013, Dr. Knowles co-founded KULR and has been serving as its CTO since then. From 1977 to 1983, he was a postdoctoral research physicist at Hamburg University. Mr. Knowles received Ph.D. in Physics from University of California San Diego in 1977 and B.S. in Physics from University of Southern California in 1969.

In recognition of Dr. William Walker’s value to the Company and his appointment to the CTO position, Dr. Timothy Knowles changed his title from Chief Technology Officer to Executive Technical Fellow. Dr. Knowles’ change in title was not as a result of any disagreements with the Company on any matter relating to its operations, policies or practices. Dr. Timothy Knowles will also remain a director of the Board.

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

Dr. William Walker was appointed Chief Technical Officer, effective November 1, 2022. Dr. Walker who originally joined the Company in March 2022 as Director of Engineering, has significant experience in professional and research related activities focused on thermo-electrochemical testing and analysis of lithium-ion (Li-ion) battery assemblies and related thermal management products designed for space exploration applications. Prior to joining the Company, from October 2021 to March 2022, Dr. Walker was a Research Scientist at Underwriters Laboratories Inc. since October of 2021. From June 2012 to October 2021, Dr. Walker was employed by the National Aeronautics and Space Administration (NASA) Johnson Space Center (JSC) where he focused on designing battery assemblies for human spaceflight applications capable of safely mitigating the effects of thermal runaway and preventing cell-to-cell propagation. Dr. Walker was recognized with a NASA Trailblazer award and with the RNASA Stellar Award for early career contributions to Li-ion battery thermal analysis and calorimetry methods. Dr. Walker continues to be engaged in the academic and professional communities focused on battery safety. Dr. Walker received his B.S. in Mechanical Engineering at West Texas A&M University (WTAMU) and Ph.D. in Materials Science and Engineering at the University of Houston (UH).

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

Joanna Massey serves as a member of the Company’s board of directors since June 7, 2021 and was appointed Lead Director on November 1, 2022. Dr. Massey is a public company Board Director and former Fortune 500 C-level communications executive. She helps companies expand market share and appeal to institutional investors by advising them on corporate governance, managing change, and navigating risk around environmental and social issues. In her board roles for public and private companies, Dr. Massey serves as Chair of Nominations & Governance, and she sits on the Audit, Compensation and M&A Committees. Dr. Massey has a PhD in psychology and 30 years of experience advising Chairmen and CEOs. She spent her operating career in the media and digital technology industries strategizing on global brand reputation management as Head of Communications at Condé Nast Entertainment and Senior Vice President of Corporate Communications at Lions Gate Entertainment (NYSE: LGF.A; LGF.B) and at The Hub Network, a joint venture between Discovery, Inc. (Nasdaq: WBD) and Hasbro, Inc. (Nasdaq: HAS).  She also held Senior Vice President positions in communications and media relations at CBS Corporation and Viacom, Inc., now Paramount Global (Nasdaq: PARA).  As a corporate communications executive, Dr. Massey managed integration during major M&A transactions at Lionsgate, CBS, and Discovery; corporate turnaround as Condé Nast pivoted from print to video; and crisis communications with consumers, employees, investors, regulators, and politicians. She is based in the United States and has international experience working with partners in Europe, the UK, China and India.

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

Our Audit Committee has the responsibility for, among other things, (i) selecting, retaining and overseeing our independent registered public accounting firm, (ii) obtaining and reviewing a report by independent auditors that describe the accounting firm’s internal quality control, and any materials issues or relationships that may impact the auditors, (iii) reviewing and discussing with the independent auditors standards and responsibilities, strategy, scope and timing of audits, any significant risks, and results, (iv) ensuring the integrity of the Company’s financial statements, (v) reviewing and discussing with the Company’s independent auditors any other matters required to be discussed by PCAOB Auditing Standard No. 1301, (vi) reviewing, approving and overseeing any transaction between the Company and any related person and any other potential conflict of interest situations, (vii) overseeing the Company’s internal audit department, (viii) reviewing, approving and overseeing related party transactions, and (ix) establishing and overseeing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2022, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements of Section 16(a), except that a Form 4 for Timothy Ray Knowles was filed late, resulting in the late disclosure of one transaction in his spouse’s shares over which Mr. Knowles does not have direct voting or dispositive control.

Nomination Process

As of December 31, 2022, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and there is no specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with the Board of Directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2022 and 2021 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2022 and whose total compensation for the 2022 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2022 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

				Stock	Option	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Earned
Michael Mo	2022	$306,159	$—	$1,443,000	$—	$1,749,159	(1)
Chief Executive Officer	2021	$233,661	$—	$—	$2,579,000	$2,812,661	(2)
Keith Cochran	2022	$268,563	$—	$1,337,000	$—	$1,605,563	(3)
President and Chief Operating Officer	2021	$206,571	$—	$8,131,420	$—	$8,337,991	(4)
William Walker	2022	$151,250	$12,000	$309,000	$—	$472,250	(5)
Chief Technology Officer	2021	$—	$—	$—	$—	$—
(1)

Includes the incremental value of an equity modification for 1,500,000 shares of the Company’s common stock previously deemed to be earned upon achieving market capitalization milestones up to $4 billion, which will now vest in four equal increments over four years.

(2)

Includes an option for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price of $2.60 per share, to be earned based upon achieving certain market capitalization milestones up to $4 billion. (This award was modified during 2022, see Note 1 above).

(3)

Includes the incremental value of an equity modification for 1,500,000 shares of the Company’s common stock previously deemed to be earned upon achieving market capitalization milestones up to $4 billion which will now vest in four equal increments over four years.

(4)

Includes 1,500,000 shares of the Company’s common stock to be earned based upon achieving certain market capitalization milestones up to $4 billion. (This award was modified during 2022, see Note 3 above). Also, includes 2,000,000 shares of the Company’s common stock which vests in four equal increments over four years, beginning in March of 2022.

(5)	Includes 150,000 shares of the Company’s common stock which vests in four equal increments over four years.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We have not entered into employment agreements with our officers and directors and our Board of Directors has the sole discretion to pay salaries and incentive bonuses, including merit-based cash and equity bonuses.

On November 1, 2022, the Board, at the recommendation of the Compensation Committee, approved the following compensation for each of the following officers of the Company:

●

Dr. William Walker shall receive an annual salary of $210,000. In connection with his appointment, the Board granted Dr. Walker 100,000 shares of the Company’s common stock, which shall vest in four equal annual installments.

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

Compensation of Directors

On November 1, 2022, the Board of the Company appointed a Lead Independent Director (“Lead Director”) and a non-Lead Independent Director (“non-Lead Director”) of the Board, to hold office until the earlier of the expiration of the term of office of the director whom they have replaced, successors are duly elected and qualified, or the earlier of such director’s death, resignation, disqualification, or removal. Furthermore, the Lead Director will receive annual cash compensation equal to $150,000 upon their appointment and the non-Lead Independent Director (“non-Lead Director”) will receive annual cash compensation equal to $95,000. Additionally, all independent Board members will be granted 37,500 shares of common stock of which shares shall vest quarterly in 7,500 share installments with the first installment vesting December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2022, for our named executive officers.

Outstanding Equity Awards
Stock Awards
	Number of Shares or Units of	Market Value of Units of
	Stock that have not vested	Stock that have not vested
Name	(#)	($)
Michael Mo (Chief Executive Officer)	1,500,000	$1,800,000
Keith Cochran (President and Chief Operating Officer)	3,000,000	3,600,000
Dr. William Walker (Chief Technology Officer)	150,000	180,000

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

	Amount of
	Beneficial	Percentage
Name of Beneficial Owner	Ownership	Ownership (1)
Michael Mo (2) - CEO and Chairman	20,651,539	18.1%
Dr. Timothy Knowles (3) - Executive Technical Fellow and Secretary	16,370,360	14.4%
Simon Westbrook (4) - CFO	120,000	*
Dr. William Walker (5) - CTO	—	*
Keith Cochran (6) – President and COO	773,495	*
Michael Carpenter - VP of Engineering	500,000	*
Morio Kurosaki (7) - Director	542,500	*
Dr. Joanna Massey (8) - Director	52,500	*
All directors and executive officers as a group (8 persons)	39,010,394	34.2%
*	Less than 1%
(1)

The percent of class is based on 114,040,804 shares (of which 120,000 shares have not been issued), which excludes, as of December 31, 2022, 2,121,162 shares that do not vest within 60 days of March 28, 2023.

(2)

Consists of 19,251,539 shares held directly by Mr. Mo and 1,400,000 shares held jointly by Mr. Mo and his spouse, Linda Mo, and excludes shares held by Mr. Mo’s son Alexander Mo and shares held by Mr. Mo’s son Brandon Mo, over which shares Mr. Mo disclaims beneficial ownership, as Mr. Mo has no control over the dispositive or voting power over the shares and his sons no longer live in the same household as Mr. Mo. Does not include a restricted stock award of 1,500,000 shares of the Company’s common stock that does not vest within 60 days.

(3)

Consists of 15,600,000 shares held directly by Mr. Knowles, 770,360 shares held by Mr. Knowles’ wife, Marianne Knight who maintains all voting and dispositive control over shares she owns, and excludes 1,500,000 shares held by Mr. Knowles’ daughter, Sonja Irene Knowles, over which shares Mr. Knowles disclaims beneficial ownership, as Mr. Knowles has no control over the dispositive or voting power over the shares and his daughter no longer lives in the same household as Mr. Knowles.

(4)	Consists of 120,000 shares that have been earned but not yet issued.
(5)	Does not include 150,000 restricted stock grants that do not vest within 60 days.
(6)	Does not include a restricted stock award of 1,000,000 shares of the Company’s common stock that does not vest within 60 days.
(7)

Consists of 20,000 vested shares of common stock granted by the Company, on June 7, 2021, the effective date of Mr. Kurosaki’s appointment as a director of the Company, 22,500 vested shares of common stock granted by the Company on November 1, 2022 (but excluding 15,000 shares that do no vest within 60 days), 400,000 shares of common stock acquired prior to being appointed director, and 100,000 shares held by IT-Farm Corporation, a Japanese venture and capital firm, of which Mr. Kurosaki is the founder and President.

(8)

Consists of 20,000 vested shares of common stock granted by the Company, on June 7, 2021, the effective date of Dr. Massey’s appointment as a director of the Company, 22,500 vested shares granted by the Company on November 1, 2022 (but excludes 15,000 shares that do not vest within 60 days), and 10,000 shares of common stock acquired in open market purchases.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below and compensation arrangements, including employment, and indemnification arrangements, discussed, there have been no transactions since January 1, 2021, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended December 31, 2022 and 2021:

	For the Fiscal Year Ended
	December 31,
	2022	2021
Audit Fees	$208,060	$155,530
Tax Fees	—	—
Total	$208,060	$155,530

Audit Fees

Audit fees consist of fees billed for services rendered by our independent auditors during the years ended December 31, 2022 and 2021 for the audit and review of our financial statements.

Tax Fees

Tax fees consist of fees billed for services rendered by our tax preparers during the years ended December 31, 2022 and 2021 in connection with the preparation and filing of our income tax returns.

Pre-Approval Policies

Our Audit Committee, has adopted a policy governing the pre-approval by the Board of Directors of all services, audit and non-audit, to be provided to our Company by our independent auditors. Under the policy, the Audit Committee has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the Audit Committee by the independent auditors, and the independent auditors must advise the Audit Committee as to whether, in the independent auditor’s view, the request or application is consistent with the SEC’s rules on auditor independence.

The Audit Committee has considered the nature and amount of the fees billed by Marcum and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Marcum.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated June 8, 2017 (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

3.3	Certificate of Incorporation of KULR Technology Corporation (3)

3.4	Amended and Restated Certificate of Incorporation of KULR Technology Corporation (3)

3.5	By-laws of KULR Technology Corporation (3)

3.6	Certificate of Designation of Series A Voting Preferred Stock, filed on June 6, 2017 (1)

3.7	Certificate of Amendment to the Certificate of Incorporation, effective August 30, 2018 (8)

3.8	Certificate of Designation of Series B Convertible Preferred Stock, filed on December 6, 2018 (9)

3.9	Certificate of Amendment to the Certificate of Incorporation, effective December 31, 2018 (10)

3.10	Certificate of Designation of Series C Convertible Preferred Stock, filed on August 19, 2019 (11)

3.11	Form of Certificate of Designation for Series D Convertible Preferred Stock (20)

4.1	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1	License and Development Agreement, dated April 15, 2013 (3)

10.2	Consulting Agreement, dated April 15, 2013 (3)

10.3	Letter of Intent by and between the Company and E3 Enterprise, dated April 20, 2016 (4)

10.4	Letter of Intent by and between the Company and KULR Technology Corporation (5)

10.5	Patent Assignment Agreement, dated November 10, 2016 (3)

10.6	Promissory Note issued by KULR Technology Corporation, dated March 31, 2017 (6)

10.7	Promissory Note issued by KULR Technology Corporation, dated June 8, 2017 (1)

10.8	Consulting Agreement, dated March 15, 2018 (7)

10.9	2018 KULR Technology Group Equity Incentive Plan (12)

10.10	Securities Purchase Agreement dated April 2, 2019 (13)

10.11	Subscription Agreement, as supplemented, for Common Stock Offering (14)

10.12	Rescission and Termination Agreement dated July 5, 2019 (15)

10.13	Form of Subscription Agreement (16)

10.14	Form of Warrant (16)

10.15	Standby Equity Distribution Agreement dated February 27, 2020 (17)

10.16	Note Purchase Agreement dated February 27, 2020 (17)

10.17	Promissory Note dated February 27, 2020 (17)

10.18	Note Purchase Agreement dated July 20, 2020 (18)

10.19	Promissory Note dated July 20, 2020 (18)

10.20	Form of Securities Purchase Agreement (19)

10.21	Form of Warrant (19)

10.22	Co-Placement Agency Agreement (19)

10.23	Form of Securities Purchase Agreement dated May 19. 2021 (20)

10.24	Form of Warrant (20)

10.25	Standby Equity Purchase Agreement, dated May 13, 2022, by and between KULR Technology Group, Inc. and YA II PN, Ltd. (21)

10.26	Note Purchase Agreement, dated May 13, 2022, by and between KULR Technology Group, Inc. and YA II PN, Ltd. (21)

10.27	Promissory Note, dated May 13, 2022 (21)

10.28	Amendment, dated June 3, 2022, to the Standby Equity Purchase Agreement by and between KULR Technology Group, Inc. and YA II PN, Ltd. (22)

10.29	Supplemental Agreement dated as of September 23, 2022 to the Standby Equity Purchase Agreement dated as of May 16, 2022 between KULR Technology Group, Inc. and YA II PN, LTD. (23)

10.30	Asset Purchase Agreement, effective as of October 6, 2022, by and among KULR Technology Group, Inc., Vibetech International, LLC, and Norman Serrano (24)

21.1	List of Subsidiaries (3)

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labels*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*
*	Filed herewith.
(1)	Previously filed as an exhibit to Form 8-K on June 12, 2017 and incorporated herein by this reference.
(2)	Previously filed as an exhibit on Form 10-12G on January 7, 2016 (File No.: 000-55564) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Form 8-K on June 19, 2017 and incorporated herein by this reference.
(4)	Previously filed on Form S-1 on June 28, 2016 (File No.: 333-212272) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to Form 8-K on November 3, 2016 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to Form 8-K on April 5, 2017 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Form 8-K on March 15, 2018 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Form 8-K on August 30, 2018 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Form 8-K on December 6, 2018 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to Form 8-K on January 7, 2019 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to Form S-8 on October 9, 2018 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to Form 8-K on April 3, 2019 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to Form 10-Q on May 14, 2019 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to Form 8-K on July 5, 2019 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to Form 8-K on December 5, 2019 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to Form 8-K on March 4, 2020 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to Form 8-K on July 21, 2020 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to Form 8-K on December 31, 2020 and incorporated herein by this reference.
(20)	Previously filed as an exhibit to Form 8-K on May 20, 2021 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to Form 8-K on May 16, 2022 and incorporated herein by this reference.
(22)	Previously filed as an exhibit to Form 8-K on June 3, 2022 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to Form 8-K on September 23, 2022 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to Form 8-K on October 6, 2022 and incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2023	KULR Technology Group, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Simon Westbrook
Simon Westbrook
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	March 28, 2023
Michael Mo

By:	/s/ Timothy Knowles	Executive Technical Fellow and Director	March 28, 2023
Timothy Knowles

By:	/s/ Simon Westbrook	Chief Financial Officer	March 28, 2023
Simon Westbrook

By:	/s/ William Walker	Chief Technical Officer	March 28, 2023
William Walker

By:	/s/ Keith Cochran
	Keith Cochran	President and Chief Operating Officer	March 28, 2023

By:	/s/ Joanna Massey
	Joanna Massey	Lead Director	March 28, 2023

By:	/s/ Morio Kurosaki	Director	March 28, 2023
Morio Kurosaki

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

KULR Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of Matter No. 1

As disclosed in Note 3 to the December 31, 2022 consolidated financial statements, on October 5, 2022 the Company entered into an agreement to purchase all of the assets, including intellectual property, of Vibetech International, LLC (“Vibetech”) for consideration of $3,500,000, of which, $2,000,000 will be paid in cash, and $1,500,000 is to be paid in common stock. The Company also entered into an employment agreement with the owner of Vibetech for which significant amounts of the consideration paid are contingent and subject to claw back provisions tied to such employment.

We identified the Company’s accounting for the acquisition to be a critical audit matter as such accounting can be complex and require judgement on the part of management.

How We Addressed Matter No. 1 in Our Audit

Our audit procedures to address this critical audit matter included the following: (i) we examined the contractual purchase agreements between the Company and Vibetech, (ii) we evaluated the various assets acquired to ensure management’s accounting analysis was complete, (iii) we evaluated the terms and conditions of the employment agreement between the Company and the former owner of Vibetech, including the contingent consideration arrangement in which the payments are automatically forfeited if employment terminates, and (iv) we evaluated the Company’s conclusions that a single asset (the intellectual property) constituted the majority of the purchase price and should not be accounted for as a business combination. We also engaged the assistance of our firm’s internal valuation specialists in our overall testing procedures.

Description of Matter No. 2

As disclosed in Note 2 to the December 31, 2022 consolidated financial statements, the Company is required to evaluate its liquidity and ability to continue as a going concern for a period within one year after the date that the financial statements are issued. As disclosed, the Company concluded that matters existed that could indicate substantial doubt about its ability to continue as a going concern was probable as a result of its current working capital levels, history of operating and net losses, and cash used in operating and investing activities in 2022. The Company also disclosed its plans to alleviate the indicators that substantial doubt exists. We identified the Company’s evaluation of its liquidity and financial conditions to be a critical audit matter as such evaluation required significant estimates and judgment on the part of management.

How We Addressed Matter No. 2 in Our Audit

Our audit procedures to address this critical audit matter included the following: (i) we evaluated the Company’s future cash flow projections, which included examining future sources of revenue, comparing future cash outflows to historical amounts, and performing independent analytical procedures over the Company’s future cash flow projections, (ii) we reviewed and evaluated the Company’s plans for dealing with adverse conditions and events if liquidity was to become constrained in the future, (iii) we evaluated relevant transactions that transpired subsequent to December 31, 2022 that had an impact on the liquidity analysis, including recent capital raises and conversions of the prepaid advance liability, and (iv) we evaluated the Company’s contractual arrangement with the financial institution identified in Note 2, which included independently communicating with such financial institution regarding the arrangement and their ability and intent to continue to support the Company.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

Los Angeles, CA

March 28, 2023

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current Assets:
Cash	$10,333,563	$14,863,301
Accounts receivable	1,542,118	136,326
Inventory	1,962,035	191,311
Inventory deposits	285,260	309,688
Prepaid expenses and other current assets	1,613,008	260,672
Total Current Assets	15,735,984	15,761,298
Property and equipment, net	3,193,041	374,475
Equipment deposits	3,514,937	2,153,950
Security deposits	60,441	58,941
Intangible assets, net	720,768	216,952
Right of use asset	328,941	665,687
Deferred financing costs	71,818	—
Total Assets	$23,625,930	$19,231,303

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,408,017	$454,507
Accrued expenses and other current liabilities	2,142,277	1,163,227
Accrued issuable equity	227,956	290,721
Lease liability, current portion	223,645	262,379
Loan payable	—	155,226
Prepaid advance liability, net of discount, current portion	5,655,612	—
Deferred revenue	23,000	132,303
Total Current Liabilities	9,680,507	2,458,363
Lease liability, non-current portion	97,958	407,898
Prepaid advance liability, net of discount, non-current portion	3,196,678	—
Accrued interest, non-current	157,054	—
Total Liabilities	13,132,197	2,866,261
Commitments and contingencies (Note 16)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at December 31, 2022 and 2021	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at December 31, 2022 and 2021	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at December 31, 2022 and 2021	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 113,202,749 and 113,071,587 shares issued and outstanding at December 31, 2022, respectively; 104,792,072 shares issued and outstanding at December 31, 2021	11,320	10,479
Treasury stock, at cost; 131,162 and 0 shares held at December 31, 2022 and December 31, 2021, respectively	(296,222)	—
Additional paid-in capital	53,372,673	39,512,122
Accumulated deficit	(42,594,038)	(23,157,559)
Total Stockholders' Equity	10,493,733	16,365,042
Total Liabilities and Stockholders' Equity	$23,625,930	$19,231,303

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Revenue	$3,994,634	$2,412,868
Cost of revenue	1,630,527	1,102,038
Gross Profit	2,364,107	1,310,830

Operating Expenses
Research and development	3,977,563	1,662,183
Selling, general, and administrative	16,672,526	11,162,062
Total Operating Expenses	20,650,089	12,824,245
Loss From Operations	(18,285,982)	(11,513,415)

Other (Expense) Income
Interest expense	(935,874)	(3,336)
Gain on forgiveness of PPP loan and interest	158,675	—
Debt redemption costs	—	(140,000)
Amortization of debt discount	(511,825)	(128,198)
Loss on debt extinguishment	(8,508)	—
Change in fair value of accrued issuable equity	147,035	(125,821)
Loss on foreign currency transactions	—	(381)
Total Other Expense, net	(1,150,497)	(397,736)
Net Loss	(19,436,479)	(11,911,151)

Deemed dividend to Series D preferred stockholders	—	(2,624,326)
Net Loss Attributable to Common Stockholders	$(19,436,479)	$(14,535,477)

Net Loss Per Share - Basic and Diluted	$(0.18)	$(0.15)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	105,655,773	95,749,620

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	104,792,072	$10,479	$39,512,122	—	$—	$(23,157,559)	$16,365,042
Treasury stock held upon the vesting of restricted common stock	—	—	—	194,704	(439,728)	—	(439,728)
Treasury stock issued upon the exercise of options	—	—	(95,124)	(63,542)	143,506	—	48,382
Common stock issued upon the exercise of options	2,500	—	5,075	—	—	—	5,075
Common stock issued upon the exercise of warrants	2,416,668	242	3,020,594	—	—	—	3,020,836
Common stock issued pursuant to the SEPA and Supplemental SEPA agreements:
For cash, net of issuance costs (1)	160,782	16	249,002	—	—	—	249,018
In satisfaction of notes payable	94,458	9	149,991	—	—	—	150,000
For the repayment of prepaid advance liability	5,375,269	538	6,440,305	—	—	—	6,440,843
Stock-based compensation:
Restricted stock awards	310,000	31	(31)	—	—	—	—
Common stock issued for services	51,000	5	109,845	—	—	—	109,850
Amortization of restricted stock units	—	—	1,945,272	—	—	—	1,945,272
Amortization of stock options	—	—	103,220	—	—	—	103,220
Amortization of market-based award	—	—	1,932,402	—	—	—	1,932,402
Net loss	—	—	—	—	—	(19,436,479)	(19,436,479)
Balance - December 31, 2022	113,202,749	$11,320	$53,372,673	131,162	$(296,222)	$(42,594,038)	$10,493,733

(1)Represents gross proceeds of $250,000 less $982 for amortization of deferred issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021

	Series B Convertible		Series D Convertible				Additional				Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2021	13,972	$1	—	$—	89,908,600	$8,991	$17,355,968	—	$—	$(11,246,408)	$6,118,552
Common stock issued upon the conversion of Series B Convertible Preferred Stock	(13,972)	(1)	—	—	698,600	70	(69)	—	—	—	—
Issuance of Series D Convertible Preferred Stock, common stock and warrants for cash (1)	—	—	650	—	1,300,000	130	6,134,870	—	—	—	6,135,000
Common stock issued upon the conversion of Series D Convertible Preferred Stock	—	—	(650)	—	3,170,730	317	(317)	—	—	—	—
Common stock issued upon the exercise of warrants	—	—	—	—	6,793,358	679	11,718,525	—	—	—	11,719,204
Common stock issued upon the exercise of options	—	—	—	—	184,784	18	121,848	—	—	—	121,866
Common stock issued as partial consideration for intangible asset	—	—	—	—	6,000	1	17,999	—	—	—	18,000
Stock-based compensation:
Common stock issued for services	—	—	—	—	170,000	17	376,892	—	—	—	376,909
Restricted common stock issued	—	—	—	—	2,677,744	268	(268)	—	—	—	—
Restricted common stock cancelled	—	—	—	—	(117,744)	(12)	12	—	—	—	—
Amortization of restricted common stock	—	—	—	—	—	—	1,606,578	—	—	—	1,606,578
Amortization of stock options	—	—	—	—	—	—	68,239	—	—	—	68,239
Amortization of market-based award	—	—	—	—	—	—	2,111,845	—	—	—	2,111,845
Net loss	—	—	—	—	—	—	—	—	—	(11,911,151)	(11,911,151)
Balance - December 31, 2021	—	$—	—	$—	104,792,072	$10,479	$39,512,122	—	$—	$(23,157,559)	$16,365,042
(1)	Represents $6,500,000 of relative fair value of preferred stock issued, net of cash issuance costs of $365,000.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(19,436,479)	$(11,911,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	511,825	128,198
Non-cash lease expense	193,106	149,130
Depreciation and amortization expense	259,399	67,715
Non-cash interest expense	576,932	—
Gain on forgiveness of PPP loan and interest	(158,675)	—
Change in fair value of accrued issuable equity	(147,035)	125,821
Stock-based compensation	4,175,014	4,200,091
Bad debt expense	15,026	—
Loss on extinguishment of note payable	8,508	—
Changes in operating assets and liabilities:
Accounts receivable	(1,420,818)	(80,834)
Inventory	(1,770,724)	(135,859)
Prepaid expenses and other current assets	(1,324,836)	(110,204)
Inventory deposits	(3,072)	(309,688)
Security deposits	(1,500)	(50,213)
Accounts payable	658,715	385,342
Accrued expenses and other current liabilities	824,826	768,215
Lease liability	(205,034)	(144,540)
Deferred revenue	(109,303)	112,303
Total Adjustments	2,082,354	5,105,477
Net Cash Used In Operating Activities	(17,354,125)	(6,805,674)

Cash Flows From Investing Activities:
Deposits for purchase of property and equipment	(1,421,432)	(2,153,950)
Purchases of property and equipment	(2,682,970)	(383,285)
Acquisition of intangible assets	(543,572)	(200,000)
Net Cash Used In Investing Activities	(4,647,974)	(2,737,235)

Cash Flows from Financing Activities:
Proceeds from note payable (1)	4,750,000	—
Net proceeds from the SEPA	250,000	—
Net proceeds from the prepaid advance liability (2)	10,573,068	—
Issuance costs on prepaid advance liability	(85,000)	—
Payment of financing costs incurred in connection with the SEPA	(72,800)	—
Notes payable issuance costs	(17,200)	—
Payment of financing costs	—	(365,000)
Repayments of notes payable	(1,000,000)	(2,450,000)
Proceeds from the exercise of options	53,457	121,866
Proceeds from the exercise of warrants	3,020,836	11,719,204
Proceeds from sale of Series D Convertible Preferred Stock, common stock and warrants	—	6,500,000
Net Cash Provided By Financing Activities	17,472,361	15,526,070

Net (Decrease) Increase In Cash	(4,529,738)	5,983,161
Cash - Beginning of Year	14,863,301	8,880,140
Cash - End of Year	$10,333,563	$14,863,301

(1)	Note payable face value of $5,000,000, less $250,000 original issue discount.
(2)	Consists of principal of $15,000,000 on prepaid advance liability, less $3,850,000 and $566,932 withheld to repay note payable and related interest and premiums, respectively, owed to same investor, and, $10,000 withheld for issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Years Ended
	December 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
Interest	$86,062	$1,635
Taxes	$—	$—

Non-cash investing and financing activities:
Right of use asset for lease liability	$—	$814,817
Additions to property and equipment included in accounts payable	$294,794	$—
Beneficial conversion feature on Series D convertible preferred stock	$—	$2,624,326
Common stock issued upon the conversion of Series D convertible preferred stock	$—	$317
Common stock held in treasury upon the vesting of restricted common stock	$439,728	$—
Common stock issued upon the conversion of Series B convertible preferred stock	$—	$70
Common stock issued in satisfaction of accrued issuable equity	$—	$209,200
Prepaid advance for repayment of note payable	$3,850,000	$—
Original issue discount on prepaid advance liability	$789,474	$—
Common stock issued in satisfaction of note payable	$150,000	$—
Common stock issued in satisfaction of prepaid advance liability and interest	$6,440,843	$—
Deposits applied to purchase of property and equipment	$60,445	$—
Deferred financing costs charged to additional paid in capital	$982	$—
Common shares issued as partial consideration for intangible asset	$—	$18,000

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTANTIES

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

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2023 and beyond, including the demand for its products, interruptions to supply chains, ability to maintain regular research and development and manufacturing schedules as well as the capability to meet customer demands in a timely manner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. The standard deposit insurance amount is up to $250,000 per depositor, per insured bank, for each account ownership category. Although we do not have any funds deposited with the aforementioned banks that failed, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of the Company include the accounts of KULR Technology Group, Inc. and its wholly-owned subsidiary, KULR Technology Corporation. All significant intercompany transactions have been eliminated in the consolidation. The

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity

During the year ended December 31, 2022, the Company incurred a net loss in the amount of $19,436,479 and used cash in operations of $17,354,125. As of December 31, 2022, the Company had cash of $10,333,563 and working capital of $6,055,477. During the year ended December 31, 2022, the Company generated net cash from financing activities of $17,472,361, mainly from proceeds received from Prepaid Advances, the issuance of a note payable, shares of common stock, and from the exercise of options and warrants to purchase common stock.

The Company’s primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. The above conditions are indicators that substantial doubt about the Company’s ability to continue as a going concern could exist as the Company has a history of recurring net losses, recurring use of cash in operations and declining working capital. Despite these conditions, the Company has a successful track record of raising capital as needed and continues to have a positive, ongoing relationship with a financial institution that has provided access to capital and will continue to support KULR.

On May 13, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”), which gives the Company the right, but not the obligation, to sell up to $50,000,000 of its shares of common stock to YA II PN, Ltd. (“Yorkville”) during the commitment period. Further, on September 23, 2022, the Company entered into the Supplemental SEPA, pursuant to which the Company may request advances (“Prepaid Advances”) up to an aggregate of $50,000,000 from Yorkville. Yorkville has the right to receive shares, and may select the timing and delivery of such shares, in an amount up to the balance of the Prepaid Advance in order to pay down the Prepaid Advance liability. During the year ended December 31, 2022, the Company received aggregate gross proceeds of $4,750,000 from a Promissory Note payable and received gross proceeds of $400,000 and $15,000,000 under the SEPA and the Supplemental SEPA, respectively (of which $150,000 and $3,850,000, respectively, was used to repay the Promissory Note; see Note 12 – Notes Payable).  The Company is not permitted to initiate additional sales of its common stock under the SEPA until the Prepaid Advance liability ($8,852,290 at December 31, 2022) is settled. Subsequent to December 31, 2022, the Company issued 3,153,036 shares of common stock, at purchase price per share ranging from $0.90 to $1.20, in satisfaction of the Prepaid Advance Liability in the amount of $3,579,932. See Note 10 – Prepaid Advance Liability and Note 15 – Stockholders’ Equity for additional information.

While no assurance can be provided that the Company will be successful in raising additional capital from Yorkville, as they are not obligated to advance funds to the Company so long as there is an outstanding Prepaid Advance, Yorkville has represented that in most scenarios, with mutual consent, they will continue to provide financial support as evidenced by the funds provided during March 2023. On March 10, 2023, the Company and Yorkville closed on a second Prepaid Advance in the amount of $2,000,000. Upon satisfaction of the Prepaid Advance liability, the Company will utilize its ability to draw down on the remaining $33,000,000 available under the SEPA.

Based on the above, the Company believes it has sufficient liquidity and access to future capital to continue as a going concern for a period of at least twelve months from the date the financial statements have been issued and that its above plans alleviate any potential substantial doubt about the entity’s ability to continue as a going concern.  As of March 24, 2023, the Company’s cash balance was approximately $7.3 million.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value calculations for intangible assets, equity securities, stock-based compensation and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

See Note 2 – Summary of Significant Accounting Policies, Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Treasury Stock

The Company records repurchases of its own common stock at cost. Repurchased common stock is presented as a reduction of equity in the consolidated balance sheets. Subsequent reissuances of treasury stock are accounted for on a weighted average cost basis.  Gains resulting from differences between the cost of treasury stock and the re-issuance proceeds are credited to additional paid in capital. Losses resulting from differences between the cost of treasury stock and the re-issuance proceeds are debited to additional paid-in capital.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash and accounts receivable. The Company’s concentrations of credit risk also includes concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $9,833,541 and $14,363,301 as of December 31, 2022 and 2021, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenues		Account Receivables
	For the Years Ended
	December 31,		As of December 31,
	2022	2021	2022	2021
Customer A	13%	29%	34%	*
Customer B	*	*	*	34%
Customer C	42%	25%	*	*
Customer D	*	30%	*	42%
Customer E	*	*	*	21%
Customer F	32%	*	61%	*
Total	87%	84%	95%	97%

*Less than 10%

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in political, environmental, or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company’s significant customers.

Vendor Concentrations

Vendor concentrations are as follows for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Vendor A	*	*
Vendor B	*	14%
	0%	14%

*	Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2022 and 2021, no allowances for uncollectible amounts were determined to be necessary. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Inventory

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the balance sheet. As of December 31, 2022 and 2021, inventory deposits were $285,260 and $309,688, respectively. Finished goods inventory is held on-site at the San Diego, California location. Raw materials are held off-site with certain suppliers.

Inventory at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$1,075,310	$—
Work-in-process	2,977	—
Finished goods	883,748	191,311
Total inventory	$1,962,035	$191,311

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 3 to 7 years (see Note 5 – Property and Equipment for additional details). Leasehold improvements are amortized over the shorter of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. Vendor deposits toward the purchase of property and equipment are reflected as equipment deposits on the accompanying balance sheets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value.

Intangibles

Intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, using the straight-line method or another method that more fairly represents the utilization of the assets, as follows:

Estimated Useful Life
Patent	17.3 years
Intellectual property	5.0 years

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued Issuable Equity

The Company records accrued issuable equity when it is contractually obligated to issue shares and there has been a delay in the issuance of such shares. Accrued issuable equity is recorded and carried at fair value with changes in its fair value recognized in the Company’s consolidated statements of operations. Once the underlying shares of common stock are issued, the accrued issuable equity is reclassified to equity as of the share issuance date at the then current fair market value of the common stock.

Deferred Financing Costs

Deferred financing costs, which primarily consist of direct, incremental professional fees incurred in connection with a debt or equity financing, are capitalized as deferred financing costs (a non-current asset) on the balance sheet. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital. If the completion of a contemplated financing was deemed to be no longer probable, the related deferred offering costs would be charged to general and administrative expense in the consolidated financial statements.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Years Ended
	December 31,
	2022	2021
Product sales	$2,643,325	$1,495,328
Contract services	1,351,309	917,540
Total revenue	$3,994,634	$2,412,868

As of December 31, 2022 and 2021, the Company had $23,000 and $132,303 of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract.

Deferred Labor Costs

As of December 31, 2022 and 2021, the Company had $34,402 and $84,324, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. Deferred labor costs represent costs incurred to fulfill the Company’s contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2022 and 2021 were $874,398 and $145,025, respectively, and are included in selling, general and administrative in the consolidated statements of operations.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award since the fair value of the award is more readily determinable than the value of the services. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company generally issues new shares of common stock out of its authorized shares, but may issue treasury stock, when available.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted net loss per common share:

	For the Twelve Months Ended
	December 31,
	2022	2021
Numerator:
Net loss	$(19,436,479)	$(11,911,151)
Deemed dividend to Series D preferred stockholders	—	(2,624,326)
Net loss attributable to common stockholders	$(19,436,479)	$(14,535,477)

Denominator (weighted average quantities):
Common shares issued	107,683,574	97,708,080
Less: Treasury shares purchased	(125,015)	—
Less: Unvested restricted shares	(2,005,109)	(2,037,897)
Add: Accrued issuable equity	102,323	79,437
Denominator for basic and diluted net loss per share	105,655,773	95,749,620

Basic and diluted net loss per common share	$(0.18)	$(0.15)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2022	2021
Unvested restricted stock	5,042,500	2,590,000
Unvested market -based equity awards	—	3,000,000
Options	640,216	405,216
Warrants	2,524,410	2,594,553
Total	8,207,126	8,589,769

The table above does not include shares to be issued in satisfaction of the remaining prepaid advance liability (see Note 10 – Prepaid Advance Liability).

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-02 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company will be required to adopt the provisions of this ASU on January 1, 2023, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – ASSET PURCHASE

On October 6, 2022 (the “Asset Purchase Date”), KULR Technology Group, Inc. (the “Company”) entered into an agreement (the “Asset Purchase Agreement”) with a seller (the “Seller”), pursuant to which the Company purchased all of the assets, including intellectual property, of the Seller (the “Acquired Assets”) for consideration of $3,500,000 (the “Total Consideration”), of which, $2,000,000 (the “Cash Consideration”) will be paid in cash, and the Company will issue shares of common stock with an aggregate fair value of $1,500,000, valued as of the Asset Purchase Date (the “Equity Consideration”).

The Asset Purchase Agreement includes customary representations, warranties and covenants of the Company and the Seller. The Purchase Agreement also contains post-closing indemnification provisions pursuant to which the parties have agreed to indemnify each other against losses resulting from certain events, including breaches of representations and warranties, covenants and certain other matters.

The Company paid $1,000,000 of the Cash Consideration on October 6, 2022. The remaining Cash Consideration will be paid in two equal installments of $500,000 on each of April 5, 2023 and October 5, 2023. In addition to total consideration, the seller has been employed by the Company and will receive an annual salary of $216,000. If the Seller terminates his employment with the Company less than four years after the Asset Purchase Date for reasons other than severe health problems or other extenuating circumstances that would render the Seller unable to perform his employment obligations, the Seller is required to pay back to the Company a pro rata portion of the Cash Consideration (the “Clawback”), based upon the length of the Seller’s employment as percentage of the four year employment requirement. A partial year is considered a full year for purposes of calculating the Clawback amount.

The Company will issue the Equity Consideration in four equal installments of 279,852 common shares, valued as of the Asset Purchase Date at $1.34 per share, on the following dates: (i) October 5, 2023, (ii) October 5, 2024, (iii) October 5, 2025, and (iv) October 5, 2026, provided that the Seller has not terminated his employment with the Company as of the date of payment.

All of the Equity Consideration is contingent upon the continued employment of the Seller; further, 75% of the Cash Consideration is subject to Clawback, based on the term of the Seller’s employment by the Company. As such, an aggregate of $3,000,000 of the Total Consideration is accounted for as compensation, which will be recognized on a pro rata basis over the employment term requirement. The remaining $500,000 of Total Consideration is accounted for as consideration for the Acquired Assets.

Management determined that the remaining $500,000 of consideration attributable to fair value of the Acquired Assets was concentrated into a single identifiable asset, namely, intellectual property. As a result, this transaction was accounted for as an asset acquisition.

The Company incurred legal costs in connection with the execution of the Asset Purchase Agreement, in the aggregate amount of $43,572. The total cost of the intellectual property acquired of $543,572 is included in intangible assets on the accompanying consolidated balance sheet and is being amortized over its estimated useful life of 5 years (see Note 6 – Intangible Assets for additional details).

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2022 and 2021, prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2022	2021
Vendor receivables	$368,069	$—
Deferred labor costs	34,402	84,324
Insurance	12,776	69,925
Professional fees	25,787	65,118
Other	84,120	31,074
Research and development	62,329	—
Dues and subscriptions	75,889	—
Compensation costs	375,000	—
Marketing and sponsorships	574,636	10,231
Total prepaid expenses	$1,613,008	$260,672

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31,
	2022	2021	Estimated Useful Life
Construction in progress (1)	$1,428,217	$—
Machinery & equipment	1,374,293	72,392	5 - 7 years
Leasehold improvements	345,709	339,422	Lesser of the useful life of the asset or remaining life of the lease
Computer equipment	152,699	47,503	3 years
Software	127,193	18,714	3 years
Research and development equipment	100,939	12,810	3 years
Furniture and fixtures	6,968	6,968	5 years
	3,536,018	497,809
Less: accumulated depreciation	(342,977)	(123,334)
Property and equipment, net	$3,193,041	$374,475

(1)	Consists primarily of $1,198,733 for the construction of an automation facility and $184,484 for the construction of the mezzanine.

Depreciation expense amounted to $219,643 and $66,667, respectively, for the years ended December 31, 2022 and 2021, respectively, which is included in selling, general and administrative and research and development expenses in the consolidated statements of operations.

NOTE 6 - INTANGIBLE ASSETS

The Company’s intangible assets consist of the following:

	December 31,
	2022	2021
Patent	$218,000	$218,000
Intellectual property	543,572	—
	761,572	218,000
Less: accumulated amortization	(40,804)	(1,048)
Intangible assets, net	$720,768	$216,952

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2021, the Company acquired a patent for consideration of $218,000. This long-lived intangible asset has a useful life of approximately 17.3 years and is being amortized on a straight-line basis and tested for impairment on an annual basis.

On October 5, 2022 the Company acquired intellectual property with an aggregate cost of $543,572 (see Note 3 -  Asset Purchase).  This long-lived intangible asset has a useful life of 5 years and is being amortized on a straight-line basis and tested for impairment on an annual basis.

During the years ended December 31, 2022 and 2021, the Company recognized amortization expense related to intangible assets of $39,756 and $1,048, respectively.  As of December 31, 2022, the Company had no impairments of its intangible assets.

The weighted average remaining amortization period of the Company’s intangible assets is 8.0 years.  Future amortization of intangible asset is as follows:

For the Years Ended December 31, 2022
2023	$121,293
2024	121,293
2025	121,293
2026	121,293
2027	94,114
Thereafter	141,482
$720,768

NOTE 7 - EQUIPMENT DEPOSITS

The Company entered into agreements with third party contractors for the design and build of a battery packaging and inspection automation system, and automated robotic tending system. As of December 31, 2022 and 2021, the Company had outstanding deposits of $3,514,937 and $2,153,950, respectively, in connection with these agreements.

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2022 and 2021, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
Professional fees	$1,180,000	$418,154
Payroll and vacation	464,453	302,101
Research and development	196,409	146,158
Subscriptions	65,000	—
Inventory	58,804	—
Accrued cost of sales	—	128,500
Board compensation	122,500	45,680
Marketing and advertising fees	3,999	37,810
Legal fees	2,000	—
Other	49,112	84,824
Total accrued expenses and other current liabilities	2,142,277	1,163,227
Add: Accrued interest, non-current	157,054	—
Total accrued expenses and other current liabilities	$2,299,331	$1,163,227

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the year ended December 31, 2022, is presented below:

	As of December 31,
	2022	2021
Beginning balance	$290,721	$128,380
Grant date value of share obligations	176,270	245,720
Cancellation of accrued issuable equity	(92,000)	—
Shares issued in satisfaction of accrued issuable equity	—	(209,200)
Mark-to-market	(147,035)	125,821
Ending balance	$227,956	$290,721

During the years ended December 31, 2022 and 2021, the Company entered into certain contractual arrangements for consulting services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $176,270 and $245,720, respectively.

On October 5, 2022, the Company entered into an Asset Purchase Agreement (See Note 3, Asset Purchase), pursuant to which the Company agreed to issue 279,851 shares of common stock on each of the four anniversaries following the Asset Purchase Date, provided that the Seller has not terminated his employment with the Company as of the date of payment.  Since all of the Equity Consideration is contingent upon the employment of the Seller, the grant date value of the accrued issuable shares will be accounted for as compensation expense, and will be recognized on a pro rata basis over the four-year employment requirement.  As of December 31, 2022, the Company has accrued for the issuance of 69,963 shares of common stock, with an aggregate grant date value of $93,750.

During the year ended December 31, 2021, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 100,000 of its shares with an aggregate fair value of $209,200, remeasured as of the date of settlement.

During the year ended December 31, 2022, the Company cancelled certain of its accrued issuable equity obligations of an aggregate of 33,333 of its shares, respectively, with an aggregate fair value of $92,000, respectively, due to a reduction in investor relation services.

During the years ended December 31, 2022 and 2021, the Company recorded gains (losses) in the aggregate amount of $147,035 and ($125,821), respectively, related to the change in fair value of accrued issuable equity (see Note 13 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of December 31, 2022 and 2021 was $227,956 and $290,721, respectively.

NOTE 10 – PREPAID ADVANCE LIABILITY

The Company’s prepaid advance liability consists of the following:

		Original Issue
	Prepaid Advance	Discount	Debt Discount	Net
Current portion	$5,750,000	$302,579	$(396,967)	$5,655,612
Non-current portion	3,250,000	171,052	(224,374)	3,196,678
Total prepaid advance liability	$9,000,000	$473,631	$(621,341)	$8,852,290

On September 23, 2022, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to its Standby Equity Purchase Agreement (the “SEPA”) with Yorkville. Under the Supplemental Agreement, the Company may from time-to-time request advances of up to $15,000,000 (each, a “Prepaid Advance”) from Yorkville with a limitation on the aggregate amount of such advances of $50,000,000. At any time that there is a balance outstanding under a Prepaid Advance, the Company is not permitted to deliver Advance Notices (as defined in Note 11, Stockholders’ Equity) under the SEPA.

Each Prepaid Advance matures 12 months after the date of the closing of such advance (the “Prepaid Advance Date”), and accrues interest at 10% per annum, subject to an increase to 15% per annum upon events of default as defined. Any Prepaid Advance balance that remains outstanding at maturity must be repaid in cash.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 23, 2022, the Company recorded an initial Prepaid Advance liability in the amount of $15,789,474, which consisted of $15,000,000 of gross cash proceeds (the “Initial Advance”), plus an original issue discount of $789,474. Of the $15,000,000 Initial Advance amount, $3,850,000 was used to repay amounts due under a Note Purchase Agreement with Yorkville.  The Company incurred $85,000 of legal and professional fees in connection with its entry into the Supplemental Agreement. The original issue discount and legal and professional fees incurred were recorded as a debt discount, which will be amortized ratably over the term of the Initial Advance.

As of December 31, 2022, the Company has issued 5,375,269 shares of common stock as partial repayment of the Initial Advance principal in the amount of $6,000,000 and premium and interest in the amount of $315,843 and $125,000, respectively.  The balance of Prepaid Advance Liability as of December 31, 2022 is $8,852,290, which consists of the remaining Initial Advance balance of $9,000,000, plus $473,631 original issue discount on the remaining Initial Advance balance, net of unamortized debt discount of $621,341.

During the year ended December 31, 2022, the Company recorded interest expense in the amount of $282,054 and recorded amortization of debt discount in the amount of $253,133 in connection with the Prepaid Advance liability.

Subsequent to December 31, 2022, the Company issued 3,153,036 shares of common stock in satisfaction of the Initial Advance liability in the amount of $3,250,000 and interest accrued through March 2023 in the amount of $329,932 (see Note 17, Subsequent Events). As a result, $3,196,678 of Prepaid Advance Liability at December 31, 2022 (consisting of $3,250,000 of Initial Advance balance, plus $171,052 original issue discount, less $224,374 of unamortized debt discount) as well as $157,054 of accrued interest payable as of December 31, 2022, are classified as a non-current liability on the accompanying consolidated balance sheet.

NOTE 11 – LEASES

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2022 and 2021, operating lease expense was $231,116 and $223,548 respectively. As of December 31, 2022, the Company does not have any financing leases.

Maturities of lease liabilities as of December 31, 2022 were as follows:

Maturity Year	Amount
2023	234,694
2024	99,187
Total lease payments	333,881
Less: Imputed interest	(12,278)
Present value of lease liabilities	321,603
Less: current portion	(223,645)
Lease liabilities, non-current portion	$97,958

Supplemental cash flow information related to the lease was as follows:

	For the Years Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating lease	$205,034	$144,540
Right-of-use asset obtained in exchange for lease obligations
Operating lease	$—	$814,817

NOTE 12 – NOTES PAYABLE

During the year ended December 31, 2021, the Company repaid principal on notes payable (the 2021 Notes Payable) to Yorkville in the aggregate amount of $2,450,000, such that the balance on the notes payable was $0 at December 31, 2021. The Company paid debt redemption costs in the aggregate amount of $140,000, which were recognized as expense during the year ended December 31, 2021 (see Note 15 – Stockholders’ Equity for additional details).

The Company recorded amortization expense related to the debt discount on the 2021 Notes Payable of $128,198 during the year ended December 31, 2021.

On May 13, 2022, the Company entered into a note purchase agreement with Yorkville, pursuant to which Yorkville purchased a full recourse promissory note with an initial principal amount equal to $5,000,000 (the “Promissory Note”) for net cash proceeds of $4,750,000. The Promissory Note included an original issue discount of $250,000, which represents the difference between the principal amount of the Promissory Notes and the proceeds received.  The Company also incurred a structuring fee of $10,000, and legal fees of $7,200 in connection with the Promissory Note. The original issue discount, along with structuring fees were recorded as a debt discount to be amortized over the term of the Note using the effective interest rate method. The Promissory Note carries an interest rate of 10% per annum. As of December 31, 2022, the Company had fully repaid the principal and interest due in the amounts of $5,000,000 and $165,493, respectively, of which $3,850,000 and $0, respectively, were paid from the proceeds of the Initial Advance (see Note 10 - Prepaid Advance Liability).

During the year ended December 31, 2022, the Company recorded (i) interest expense related to the Promissory Note in the amount $650,493, which included $165,493 of stated interest, a 10% payment premium in the amount of $385,000 and a late payment premium in the amount of $100,000, (ii) amortization of debt discount in the amount of $258,692, and (iii) a gain on the extinguishment of debt in the amount of $8,508, which represented the unamortized portion of debt discount on the date that the debt was extinguished.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to the Promissory Note during the year ended December 31, 2022.

	Notes	Debt
	Payable	Discount	Total
Balance, January 1, 2022	$—	$—	—
Proceeds from promissory note	5,000,000	(250,000)	4,750,000
Debt discount	—	(17,200)	(17,200)
Repayments in cash	(4,850,000)	—	(4,850,000)
Repayments in shares of common stock	(150,000)	—	(150,000)
Amortization of debt discount	—	258,692	258,692
Loss on debt extinguishment	—	8,508	8,508
Outstanding, December 31, 2022	$—	$—	$—

NOTE 13 – LOAN PAYABLE

On April 27, 2020, the Company received $155,226 of cash proceeds pursuant to an unsecured loan (the “PPP” Loan) provided in connection with the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (“CARES Act”). The PPP Loan, along with interest accrued in the amount of $3,449 was forgiven on July 18, 2022, and the Company recorded a gain on the forgiveness of the loan in the aggregate amount of $158,675, which is reflected in other income on the accompanying statements of operations.

The Company recorded interest expense of $825 and $1,701 during the years ended December 31, 2022 and 2021, respectively.

NOTE 14 - INCOME TAXES

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	For the Years Ended
	December 31,
	2022	2021
Federal:
Current	$—	$—
Deferred	(3,967,600)	(2,359,473)

State and local:
Current	—	—
Deferred	(1,133,600)	(996,095)
	(5,101,200)	(3,355,568)
Change in valuation allowance	5,101,200	3,355,568
Income tax provision	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended
	December 31,
	2022	2021

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.0)%	(6.0)%
Permanent differences	(0.1)%	(1.0)%
Other and prior year true-ups	0.9%	0.0%
Change in valuation allowance	26.2%	28.0%
Effective income tax rate	0.0%	0.0%

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For the Years Ended
	December 31,
	2022	2021
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$9,078,972	$4,978,331
Research and development credit carryforwards	101,422	270,188
Capitalized research and development costs	953,675	—
Stock-based compensation	1,587,800	981,067
Property and equipment	(382,819)	—
Debt Discount	(16,384)	—
Accruals and other	63,580	55,460
Gross deferred tax assets	11,386,246	6,285,046
Valuation allowance	(11,386,246)	(6,285,046)
Deferred tax asset, net of valuation allowance	$—	$—

Changes in valuation allowance	$5,101,200	$3,355,568

At December 31, 2022 and 2021, the Company had federal net operating loss carry forwards of approximately $33.7 million and $18.6 million, respectively. At December 31, 2022, approximately $3.4 million of federal net operating losses will expire from 2033 to 2037, and approximately $30.3 million will have no expiration. At December 31, 2022 and 2021, the Company had state net operating loss carry forwards of approximately $33.6 and $18.1 million, respectively, which will begin to expire in 2024.

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

The Company files federal and state (California) tax returns which are subject to audit for the years ending on or after December 31, 2019. No tax audits were commenced or were in process during the years ended December 31, 2022 and 2021.

NOTE 15 - STOCKHOLDERS’ EQUITY

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

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2022, there were 10,174,005 shares available for issuance under the 2018 Plan.

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

Through December 31, 2022, the Company issued Advance Notices to for the issuance of 255,240 shares of common stock valued at $399,018 pursuant to the SEPA, of which 94,458 shares valued at issuance at $150,000, were issued in satisfaction of Notes Payable to Yorkville.

On September 23, 2022, the Company entered into the Supplemental Agreement to the SEPA and received a Prepaid Advance in the amount of $15,000,000 pursuant to the Supplemental Agreement (see Note 10 – Prepaid Advance Liability). At any time that there is a balance outstanding under a Prepaid Advance, the Company is not permitted to deliver Advance Notices under the SEPA.

Series A Preferred Stock

Each record holder of Series A Preferred Stock shall have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one class. Each record holder of Series A Preferred Stock is entitled to one-hundred votes per share of Series A Preferred Stock held by such holder.

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

There are no Series B Convertible shares available to issue at December 31, 2022.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Convertible Preferred Stock

Series C Convertible Preferred Stock is senior in liquidation preference to the Company’s common stock for an amount equal to the stated value per share of $10,000 (“Stated Value”). Holders of shares of Series C Convertible Preferred Stock shall vote on an as-if-converted-to-common-stock basis with the common stockholders. Holders of shares of Series C Convertible Preferred Stock are entitled to receive dividends when, as and if declared by the Board of Directors, at an annual rate of twelve percent (12)% beginning one year after each share’s issuance. The Company may elect to redeem all or part of each share of Series C Convertible Preferred Stock for the Stated Value.

There are no Series C Convertible shares outstanding or available to issue at December 31, 2022.

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

There are no Series D Convertible shares available at December 31, 2022.

Common Stock

During the year ended December 31, 2021, the Company issued an aggregate of 170,000 shares of immediately vested common stock with a grant date value of $376,909 for legal and consulting services and issued 6,000 shares with a grant date value of $18,000 related to the acquisition of an intangible asset during the year ended December 31, 2021.

During the year ended December 31, 2021, KULR issued an aggregate of 184,784 shares of common stock upon the exercise of options.

During the year ended December 31, 2021, KULR issued an aggregate of 6,793,358 shares of our common stock upon the exercise of warrants.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the Company issued an aggregate of 51,000 shares of immediately vested common stock with a grant date value of $109,850 for legal and consulting services.

During the year ended December 31, 2022, the Company issued an aggregate of 2,416,668 shares of common stock upon the exercise of warrants pursuant to which the Company received an aggregate of $3,020,835 of gross proceeds.

Treasury Stock

Pursuant to the exercise of options, the Company transferred 63,542 shares that were held in treasury for an aggregate of $48,382 gross proceeds. As of December 31, 2022, the Company has 131,162 shares held in treasury valued at their cost of $296,222. During the year ended December 31, 2022, the company withheld 194,704 shares valued at $439,728 for employee income tax withholding obligations in connection with the vesting of restricted common stock during the period.

Warrants

A summary of warrants activity during the year ended December 31, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	2,594,553	$1.25
Issued	2,346,525	1.00
Exercised	(2,416,668)	(1.25)
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2022	2,524,410	$1.02	3.0	$492,770
Exercisable, December 31, 2022	2,524,410	$1.02	3.0	$492,770

A summary of outstanding and exercisable warrants as of December 31, 2022 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	177,885	3.0	177,885
$1.00	2,346,525	3.0	2,346,525
	2,524,410	3.0	2,524,410

Stock-Based Compensation

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $4,175,014 and $4,200,091, respectively, related to restricted common stock, warrants and stock options, of which $4,136,494 and $4,171,241, respectively are included within selling, general and administrative expenses, and $38,520 and $28,850, respectively are included within research and development expenses on the consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to stock-based compensation for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Common stock issued for services	$109,850	$167,710
Accrued issuable equity (common stock)	84,270	245,719
Amortization of stock options	103,220	68,239
Amortization of market-based awards	1,932,402	2,111,845
Amortization of restricted stock units	1,945,272	1,606,578
Total	$4,175,014	$4,200,091

Stock Options

A summary of options activity (excluding market-based option awards) during the year ended December 31, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	405,216	$2.29
Granted	330,000	1.71
Exercised	(66,042)	0.71
Expired	—	—
Forfeited	(28,958)	1.49
Outstanding, December 31, 2022	640,216	$1.72	3.6	$60,767

Exercisable, December 31, 2022	199,174	$1.43	2.1	$58,476

The following table presents information related to stock options (excluding market-based option awards) as of December 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66	110,486	1.0	106,320
$1.28 - $1.50	140,000	—	—
$1.55 - $1.99	90,000	3.4	5,208
$2.05 - $2.44	299,730	3.4	87,646
	640,216	2.1	199,174

For the years ended December 31, 2022 and 2021, the weighted average grant date fair value per share of options was $1.23 and $0.80, respectively.

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2022	2021
Risk free interest rate	1.18% - 4.54%	0.20% - 0.85%
Expected term (years)	3.5 - 3.9	2.5 - 3.5
Expected volatility	104% - 116%	93% - 109%
Expected dividends	0%	0%

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, there was $442,199 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 3.1 years.

Market-Based Awards and Exchange for Restricted Stock Units

On March 1, 2021, in connection with the appointment of the Company’s Chief Operating Officer (the “COO”), the COO became eligible to receive of up to 1,500,000 shares of the Company’s common stock which would be earned based upon achieving certain market capitalization milestones up to $4 billion (the “Market-based RSU Award”). The grant date value of this award of $2,911,420 was determined using a Monte Carlo valuation model for market-based vesting awards, and was amortizable over each of the tranches’ prospective derived service period.

On June 10, 2021, the Chief Executive Officer (the “CEO”) received an option for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price of $2.60 per share (the “Market-based Option Award”, and together with the Market-based RSU Award, the “Market-based Awards”), which would be earned based upon achieving certain market capitalization milestones up to $4 billion. The grant date value of this award of $2,579,000 was determined using a Monte Carlo valuation model for market-based vesting awards, and was amortizable over each of the tranches’ prospective derived service period.

On November 1, 2022 (the “Modification Date”), the Board approved the termination of the Market-Based Awards and approved the grant of 1,500,000 restricted stock units (the “RSUs”) with a grant date fair value of $3,075,000, to each of the COO and CEO (the “Grantees”). The grant date value was determined using the stock price per share immediately preceding the Board approval of the grant. The RSUs will vest in four equal installments over the course of four years in accordance with the following schedule:

Number of
Restricted Stock
Vesting Date	Units That Vest
November 1, 2023	750,000
November 1, 2024	750,000
November 1, 2025	750,000
November 1, 2026	750,000

The exchange of RSUs for the Market-based Awards was accounted for as a modification of stock awards; as such, the amortizable value of the RSUs was determined to be $4,226,175, which represents the unrecognized grant-date fair value of the Market-based awards of $1,446,175, plus $2,780,000 representing the incremental fair value of the RSUs over the fair value of the Market Based Awards at the modification date.

The following assumptions were used in applying the Monte Carlo valuation model to the Company’s market-based awards on each of the measurement dates described above.

	November 1,	March 1,	June 10,
	2022	2021	2021
Risk free interest rate	4.33%	0.71%	0.73%
Expected volatility	100.0%	98.9%	98.5%
Expected dividend yield	0%	0%	0%
Expected term	3.3 years	2.1 years	2.2 years

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Common Stock

The following table presents information related to restricted stock awards and restricted stock units (excluding Market-Based RSU Awards) as of December 31, 2022:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested balance, January 1, 2022	2,590,000	$2.52
Granted	3,310,000	2.05
Vested	(857,500)	2.38
Canceled	—	—
Non-vested shares, December 31, 2022	5,042,500	$2.23

During the year ended December 31, 2021, KULR issued as incentive shares to its employees, an aggregate of 2,677,744 shares of our restricted common stock, of which, 117,744 shares were subsequently cancelled.

As of December 31, 2022, there was $7,813,665 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 3.1 years.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Patent License Agreement

On March 21, 2018, the Company entered into an agreement with the National Renewable Energy Laboratory (“NREL”) granting the Company an exclusive license to commercialize its patented Internal Short Circuit technology. The agreement is effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay to NREL the following: (i) a cash payment of $12,000 payable over one year, (ii) royalties ranging from 1.5% to 3.75% on the net sales price of the licensed products, as defined in the agreement, with minimum annual royalty payments ranging from $0 to $7,500. In addition, the Company shall use commercially reasonable efforts to bring the licensed products to market through a commercialization program that requires that certain milestones be met, as specified in the agreement. During the years ended December 31, 2022 and 2021, the Company recorded royalty expense of $6,304 and $2,558, respectively, which were included within cost of revenues.

Technology Development and Sponsorship Agreement

On March 31, 2021, the Company entered into a multi-year technology development and sponsorship agreement, pursuant to which the Company has committed to spend an aggregate of $900,000 in sponsorship fees, payable in three installments, of which $250,000 was paid on April 1, 2021, $300,000 was paid on January 31, 2022, and $350,000 is due during the first quarter of 2023. Payments under this agreement are initially recorded as a prepaid expense and are then amortized over the performance period. During the years ended December 31, 2022 and 2021, $300,000 and $250,000, respectively, of sponsorship fees expense were recognized related to this agreement.

In addition, the Company has committed to paying an aggregate of $750,000 related to technology co-development fees, which is to be paid in three equal installments. As of December 31, 2022, the co-development technologies had not been agreed to and no portion of the technology co-development fees has been paid.

On December 16, 2021, the Company entered into a one-year sponsorship agreement (the “Second Sponsorship Agreement”) which provides the Company with the right to display its name and logo during certain events during the period from January 1, 2022 through December 31, 2022. During the year ended December 31, 2022, the Company recorded $1,350,000 of sponsorship fees expense related to this agreement.

On June 15, 2022, the Company amended the Second Sponsorship Agreement to extend the term through December 31, 2023. The agreement provides the Company with the right to publicize and highlight the sponsorship and display its name and logo during certain events and use digital marketing and social media platforms throughout the 2023 calendar year. The Company has committed to pay an aggregate of $1,450,000 in sponsorship fees in three installments, of which $500,000 was paid in July 2022, $475,000 was paid in

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2023, and $475,000 is payable in April 2023. As of December 31, 2022, $500,000 is included in prepaid expenses (see Note 4 - Prepaid Expenses and Other Current Assets) and will be amortized over the performance period of January 1, 2023 to December 31, 2023 using the straight-line method.

Research and Development Agreements

On April 5, 2021, the Company entered into a two-year research and development agreement to develop high-areal-capacity battery electrodes to increase the energy density of batteries. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $580,375, payable in eight quarterly installments of $72,547. During the years ended December 31, 2022 and 2021, $290,188 and $217,641, respectively, of research and development expense was recognized related to this agreement.

On August 18, 2021, the Company entered into a multi-year research and development agreement for a solid-state rechargeable battery, pursuant to which the Company has committed to spend an aggregate amount of $592,196 in eight quarterly payments of $74,025. During the years ended December 31, 2022 and 2021, $296,100 and $123,375, respectively, of research and development expense was recognized related to this agreement.

Consulting Agreement

On September 30, 2020, the Company entered into a 2-year consulting agreement with a contractor to provide services as an Advisory Board Member related to government and defense acquisitions in exchange for 60,000 shares of restricted common stock. Pursuant to the consulting agreement, the shares are subject to the Company’s claw back, based upon the satisfaction of meeting general performance parameters. As of December 31, 2022, the grant date fair value of the common stock was recognized as stock-based compensation expense ratably over the vesting period.

During the years ended December 31, 2022 and 2021, $25,545 and $46,455 of expense was recognized as stock-based compensation under this agreement. See Note 15 – Stockholders’ Equity for additional details.

Election of Directors and Appointment of Certain Officers

On November 1, 2022, the Board of the Company appointed a Lead Independent Director (“Lead Director”) and a non-Lead Independent Director (“non-Lead Director”) of the Board, to hold office until the earlier of the expiration of the term of office of the director whom they have replaced, successors are duly elected and qualified, or the earlier of such director’s death, resignation, disqualification, or removal. Furthermore, the Lead Director will receive annual cash compensation equal to $150,000 upon their appointment and the non-Lead Independent Director (“non-Lead Director”) will receive annual cash compensation equal to $95,000. Additionally, all independent Board members will be granted 37,500 shares of common stock of which shares shall vest quarterly in 7,500 share installments with the first installment vesting December 31, 2022.

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

NOTE 17 - SUBSEQUENT EVENTS

Prepaid Advance Liability

Subsequent to December 31, 2022, the Company issued 3,153,036 shares of common stock, at purchase prices per share ranging from $0.90 to $1.20, pursuant to Investor Notices submitted by Yorkville for aggregate proceeds of $3,579,932. The proceeds were applied against the principal and interest due for Initial Advance in the aggregate amounts of $3,250,000 and $329,932, respectively. As of March 28, 2023, the remaining balance on the Initial Advance is $5,750,000. See Note 10 – Prepaid Advance Liability for additional information.

On March 10, 2023, the Company and Yorkville agreed and closed on a second Prepaid Advance for $2,000,000 (the “Second Advance”). Interest accrues on the outstanding balance of each Prepaid Advance at an annual rate of 10%, subject to an increase to 15% upon events of default as defined.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease

On January 18, 2023, the Company entered into a new lease agreement for office space in Webster, Texas.  The initial lease term is twelve months and thirteen days. Monthly rental payments under the new lease are $5,047, which is comprised of $4,245 of base rent plus $802 of common area maintenance fees.

The Company determined that the value of the lease liability and the related right-of-use asset at inception was $51,154, using an estimated incremental borrowing rate of 5%.

Patent License Agreement

During February 2023, the Company entered into a licensing agreement whereby the Company obtained an exclusive license to commercialize its patented Format Fractional Thermal Runaway Calorimeter. The agreement is effective for as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay the following: (i) a cash payment of $60,000 payable upon the execution of this agreement, (ii) royalties of 5.5% on the net sales price of royalty-based products, and services for each accounting period, as defined in the agreement, with minimum annual royalty payments of $20,000 for each accounting period. In addition, the Company shall establish: (a) that a market for the licensed invention has been created, and to the extent practicable, that a market has been created in the United States; (b) that it is being utilized; (c) that its benefits are, to the extent permitted by law or Government regulations, available to the public on reasonable terms; and (d) that market demand, at least in the United States, shall be reasonably met.