Form 10-Q
period 2023-03-31
KULR Technology Group, Inc.
filed 2023-05-15
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 12, 2023, there were 118,322,603 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets:
Cash	$7,186,034	$10,333,563
Accounts receivable	1,654,700	1,542,118
Inventory	1,669,634	1,962,035
Inventory deposits	264,384	285,260
Prepaid expenses and other current assets	1,138,331	1,613,008
Total Current Assets	11,913,083	15,735,984
Property and equipment, net	5,750,672	3,193,041
Equipment deposits	1,238,486	3,514,937
Security deposits	65,536	60,441
Intangible assets, net	750,445	720,768
Right of use asset	318,628	328,941
Deferred financing costs	71,818	71,818
Total Assets	$20,108,668	$23,625,930

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$895,372	$1,408,017
Accrued expenses and other current liabilities	2,758,595	2,142,277
Accrued issuable equity	271,478	227,956
Lease liability, current portion	269,967	223,645
Prepaid advance liability, net of discount, current portion	7,302,196	5,655,612
Deferred revenue	1,141	23,000
Total Current Liabilities	11,498,749	9,680,507
Lease liability, non-current portion	39,427	97,958
Prepaid advance liability, net of discount, non-current portion	345,376	3,196,678
Accrued interest, non-current	—	157,054
Total Liabilities	11,883,552	13,132,197

Commitments and contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at March 31, 2023 and December 2022	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 117,959,793 shares issued and 117,828,631 shares outstanding at March 31, 2023; 113,202,749 shares issued and 113,071,587 shares outstanding at December 31, 2022	11,796	11,320
Treasury stock, at cost; 131,162 shares held at March 31, 2023 and December 31, 2022	(296,222)	(296,222)
Additional paid-in capital	57,706,441	53,372,673
Accumulated deficit	(49,196,899)	(42,594,038)
Total Stockholders' Equity	8,225,116	10,493,733
Total Liabilities and Stockholders' Equity	$20,108,668	$23,625,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue	$1,759,802	$200,499
Cost of revenue	1,116,414	122,918
Gross Profit	643,388	77,581

Operating Expenses
Research and development	1,388,215	721,347
Selling, general, and administrative	5,515,891	3,534,923
Total Operating Expenses	6,904,106	4,256,270
Loss From Operations	(6,260,718)	(4,178,689)

Other (Expense) Income
Interest expense	(159,931)	(906)
Amortization of debt discount	(246,320)	—
Change in fair value of accrued issuable equity	64,108	43,040
Total Other (Expense) Income, net	(342,143)	42,134
Net Loss	$(6,602,861)	$(4,136,555)

Net Loss Per Share
- Basic and Diluted	$(0.06)	$(0.04)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	112,877,236	102,496,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2023	113,202,749	$11,320	$53,372,673	131,162	$(296,222)	$(42,594,038)	$10,493,733
Common stock issued for the repayment of prepaid advance liability and related interest accrual	3,153,036	315	3,750,653	—	—	—	3,750,968
Shares repurchased for payroll taxes and canceled	(175,000)	(17)	(229,232)	—	—	—	(229,249)
Stock-based compensation:
Restricted stock awards granted	1,848,508	185	(185)	—	—	—	—
Unvested restricted stock awards forfeited	(75,000)	(8)	8	—	—	—	—
Common stock issued for services	5,500	1	6,819	—	—	—	6,820
Amortization of restricted common stock	—	—	765,100	—	—	—	765,100
Amortization of stock options	—	—	40,605	—	—	—	40,605
Net loss	—	—	—	—	—	(6,602,861)	(6,602,861)
Balance - March 31, 2023	117,959,793	$11,796	$57,706,441	131,162	$(296,222)	$(49,196,899)	$8,225,116

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	104,792,072	$10,479	$39,512,122	—	$—	$(23,157,559)	$16,365,042
Treasury stock held upon the vesting of restricted common stock	—	—	—	194,704	(439,728)	—	(439,728)
Common stock issued upon the exercise of warrants	70,143	7	87,672	—	—	—	87,679
Common stock issued upon the exercise of options	2,500	—	5,075	—	—	—	5,075
Stock-based compensation:
Common stock issued for services	6,000	1	43,159	—	—	—	43,160
Amortization of restricted common stock	—	—	519,231	—	—	—	519,231
Amortization of stock options	—	—	15,883	—	—	—	15,883
Amortization of market-based awards	—	—	730,048	—	—	—	730,048
Net loss	—	—	—	—	—	(4,136,555)	(4,136,555)
Balance - March 31, 2022	104,870,715	$10,487	$40,913,190	194,704	$(439,728)	$(27,294,114)	$13,189,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(6,602,861)	$(4,136,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	246,320	—
Non-cash lease expense	61,467	51,144
Depreciation and amortization expense	250,189	41,461
Change in fair value of accrued issuable equity	(64,108)	(43,040)
Stock-based compensation	920,155	1,242,922
Changes in operating assets and liabilities:
Accounts receivable	(112,582)	(56,766)
Inventory	292,401	(96,017)
Prepaid expenses and other current assets	474,677	(1,347,651)
Inventory deposits	20,876	—
Security deposits	(5,095)	—
Accounts payable	(715,200)	(265,770)
Accrued expenses and other current liabilities	559,944	197,262
Lease liability	(63,363)	(49,177)
Deferred revenue	(21,859)	(112,303)
Total Adjustments	1,843,822	(437,935)
Net Cash Used In Operating Activities	(4,759,039)	(4,574,490)
Cash Flows From Investing Activities:
Deposits for purchase of property and equipment	—	(227,538)
Purchases of property and equipment	(298,490)	(21,351)
Acquisition of intangible assets	(60,000)	—
Net Cash Used In Investing Activities	(358,490)	(248,889)
Cash Flows from Financing Activities:
Net proceeds from the prepaid advance liability	2,000,000	—
Issuance costs on prepaid advance liability	(30,000)	—
Proceeds from the exercise of options	—	5,075
Proceeds from the exercise of warrants	—	87,679
Net Cash Provided By Financing Activities	1,970,000	92,754
Net Decrease In Cash	(3,147,529)	(4,730,625)
Cash - Beginning of Period	10,333,563	14,863,301
Cash - End of Period	$7,186,034	$10,132,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
Interest	$—	$642
Taxes	$—	$—

Non-cash investing and financing activities:
Right of use asset for lease liability	$51,154	$—
Shares repurchased for payroll taxes (not paid as of period-end) and canceled	$229,249	$—
Common stock held in treasury upon the vesting of restricted common stock	$—	$(439,728)
Original issue discount on prepaid advance liability	$105,263	$—
Common stock issued in satisfaction of prepaid advance liability and interest	$3,750,968	$—
Deposits applied to purchase of property and equipment	$2,276,451	$—
Additions to property and equipment included in accounts payable	$202,554	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1    ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both, high performance aerospace and United States Department of Defense (“DOD”) applications, such as space exploration, satellite communications, and underwater vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, 5G communication, cloud computer infrastructure, consumer and industrial devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 28, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements included in the Form 10-K.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Liquidity

As of March 31, 2023, the Company had cash of $7,186,034 and working capital of $414,334. For the three months ended March 31, 2023, the Company incurred a net loss of $6,602,861 and used cash in operations of $4,759,039.

Subsequent to the three months ended March 31, 2023, the Company issued 493,972 shares of common stock in satisfaction of the Initial Advance liability in the amount of $350,000 and interest accrued through March 2023 in the amount of $20,479 (see Note 8, Prepaid Advance Liability). As a result, $345,376 of Prepaid Advance Liability at March 31, 2023 (consisting of $350,000 of Initial Advance balance, plus $18,421 original issue discount, less $23,045 of unamortized debt discount), is classified as a non-current liability on the accompanying consolidated balance sheet.

The Company’s primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. The above conditions are indicators that there is substantial doubt about the Company’s ability to continue as a going concern as the Company has a history of recurring net losses, recurring use of cash in operations and declining working capital. Despite these conditions, the Company has a successful track record of raising capital as needed and continues to have a positive, ongoing relationship with a financial institution that has provided access to capital and will continue to support KULR. Accordingly, management’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

While the Company anticipates it will continue to incur operating losses and use cash in operating activities for the foreseeable future, the Company believes that its current working capital, combined with the cash availability pursuant to the Standby Equity Purchase Agreement described in Note 8, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months after the filing date of these condensed consolidated financial statements.

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

Concentrations of Credit Risk

Balances that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable, revenue and accounts payable.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $6,686,034 and $9,709,169 as of March 31, 2023 and 2022, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenues		Accounts Receivable
	For the Three Months Ended
	March 31,		As of	As of
	2023	2022	March 31, 2023	December 31, 2022
Customer A	*	*	*	34%
Customer B	*	43%	*	*
Customer C	*	37%	*	*
Customer D	86%	*	91%	61%
Total	86%	80%	91%	95%
*	Less than 10%

There is no assurance the Company will continue to receive significant revenues from any of these customers. Any reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer, or termination of agreements with significant customers, could materially harm the Company’s business and prospects. As a result of the Company’s significant customer concentrations, its gross profit and results of operations could fluctuate significantly due to changes in political, environmental, or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company’s significant customers.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Vendor Concentrations

Vendor purchase concentrations are as follows for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended
	March 31,
	2023	2022
Vendor A	*	69%
Vendor B	12%	*
Vendor C	*	14%
	12%	83%
*	Less than 10%

Inventory

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the standard costing method, which approximates cost determined on a first-in, first-out basis. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Finished goods inventory is held on-site at the Company’s San Diego, California location. Certain raw materials are held off-site with our contract manufacturers.

Inventory at March 31, 2023 and December 31, 2022 was comprised of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$732,623	$1,075,310
Work-in-process	—	2,977
Finished goods	937,011	883,748
Total inventory	$1,669,634	$1,962,035

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
●	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

The following table summarizes the Company’s revenue recognized in its condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2023	2022
Product sales	$1,629,258	$172,599
Contract services	130,544	27,900
Total revenue	$1,759,802	$200,499

The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations related to its deferred revenue balance within the next twelve months. During the three months ended March 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

As of March 31, 2023 and December 31, 2022, the Company had $34,402 of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets. Deferred labor costs represent costs to fulfill the Company’s contract service revenue. The Company will recognize the deferred labor costs as cost of revenues at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(6,602,861)	$(4,136,555)

Denominator (weighted average quantities):
Common stock issued	115,055,115	104,843,100
Less: Treasury shares purchased	(131,162)	(64,901)
Less: Unvested restricted shares	(2,170,717)	(2,357,889)
Add: Accrued issuable equity	124,000	76,000
Denominator for basic and diluted net loss per share	112,877,236	102,496,310

Basic and diluted net loss per common share	$(0.06)	$(0.04)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2023	2022
Unvested issued restricted stock awards	3,276,008	1,925,000
Unvested market-based equity awards	—	3,000,000
Restricted stock units	3,000,000	—
Options	765,216	462,716
Warrants	2,524,410	2,524,410
Total	9,565,634	7,912,126

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023, using the modified retrospective approach and it did not have a material impact on its condensed consolidated financial statements.

NOTE 3    INVENTORY DEPOSITS

Inventory deposits consists of amounts paid in advance to vendors to secure future deliveries of specific finished goods and raw materials which will be received and sold in future periods.

As of March 31, 2023 and December 31,2022, the Company had outstanding inventory deposits of $264,384 and $285,260, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
Marketing and sponsorships	$610,572	$574,636
Compensation costs	250,000	375,000
Dues and subscriptions	120,224	75,889
Conferences and seminars	46,416	—
Deferred labor costs	34,402	34,402
Professional fees	24,467	25,787
Insurance	13,813	12,776
Vendor receivables	—	368,069
Research and development	—	62,329
Other	38,437	84,120
Total prepaid expenses and other current assets	$1,138,331	$1,613,008

Prepaid marketing and sponsorships shown in the table above includes $531,250 of prepaid marketing expenses pursuant to certain sponsorship agreements which will be amortized over the respective service periods of the agreements.

NOTE 5    EQUIPMENT DEPOSITS

The Company entered into agreements with third party contractors for facility improvements, the design and build of a battery packaging and inspection automation system, and automated robotic tending system.

As of March 31, 2023 and December 31,2022, the Company had outstanding deposits of $1,238,486 and $3,514,937, respectively, in connection with these agreements.

NOTE 6    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Professional fees	$1,320,800	$1,180,000
Payroll and vacation	818,099	464,453
Research and development	364,549	196,409
Inventory	104,204	58,804
Board compensation	85,000	122,500
Other	58,321	49,112
Marketing and advertising fees	6,026	3,999
Legal fees	1,596	2,000
Subscriptions	—	65,000
Total accrued expenses and other current liabilities	2,758,595	2,142,277
Add: Accrued interest, non-current	—	157,054
Total accrued expenses and other current liabilities	$2,758,595	$2,299,331

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7    ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the three months ended March 31, 2023 is presented below:

For the Three Months Ended
March 31, 2023
Beginning balance	$227,956
Grant date value of share obligations	107,630
Mark-to-market	(64,108)
Ending balance	$271,478

During the three months ended March 31, 2023, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $107,630.

During the three months ended March 31, 2023 and 2022, the Company recorded gains (losses) in the aggregate amount of $64,108 and $43,040, respectively, related to changes in the fair value of accrued issuable equity (see Note 12 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of March 31, 2023 was $271,478.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8    PREPAID ADVANCE LIABILITY

The Company’s prepaid advance liability consists of the following:

	Gross Amount of	Original	Less:	Prepaid Advance
	Prepaid Advance	Issue	Debt	Liability,
	Liability	Discount	Discount	net of discount
Balance, December 31, 2022	$9,000,000	$473,631	$(621,341)	$8,852,290
Proceeds from prepaid advance	2,000,000	—	—	2,000,000
Original issue discount on prepaid advance	—	105,263	(105,263)	—
Legal fees	—	—	(30,000)	(30,000)
Repayments in cash	—	—	—	—
Repayments in shares of common stock	(3,250,000)	(171,038)	—	(3,421,038)
Amortization of original issue discount	—	—	—	—
Amortization of debt discount	—	—	246,320	246,320
Outstanding, March 31, 2023	$7,750,000	$407,856	$(510,284)	$7,647,572

On September 23, 2022, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to its Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Under the Supplemental Agreement, the Company may from time-to-time request advances of up to $15,000,000 (each, a “Prepaid Advance”) from Yorkville with a limitation on the aggregate amount of such advances of $50,000,000. At any time that there is a balance outstanding under a Prepaid Advance, the Company is not permitted to deliver Advance Notices (as defined in Note 12, Stockholders’ Equity) under the SEPA.

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

On March 10, 2023, the Company and Yorkville agreed and closed on a second Prepaid Advance (the “Second Advance”). The Company recorded additional prepaid advance liability in the amount of $2,105,263, which consisted of $2,000,000 cash proceeds received, plus an original issue discount of $105,263. Interest accrues on the outstanding balance of each Prepaid Advance at an annual rate of 10%, subject to an increase to 15% upon events of default, as defined.

During the three months ended March 31, 2023, the Company issued 3,153,036 shares of common stock, at purchase prices per share ranging from $0.90 to $1.20, pursuant to Investor Notices submitted by Yorkville for aggregate proceeds of $3,750,968. The proceeds were applied against the principal and interest due for Initial Advance in the aggregate amounts of $3,250,000 and $500,968, respectively. As of March 31, 2023, the remaining principal balance on the Initial Advance and Second Advance is $5,750,000 and $2,000,000, respectively.

During the three months ended March 31, 2023, the Company recorded interest expense in the amount of $159,931 and recorded amortization of debt discount in the amount of $246,320 in connection with the Prepaid Advance liability.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Subsequent to the three months ended March 31, 2023, the Company issued 493,972 shares of common stock in satisfaction of the Initial Advance liability in the amount of $350,000 and interest accrued through the date of issuance in the amount of $20,479 (see Note 13, Subsequent Events). As a result, $345,376 of Prepaid Advance Liability at March 31, 2023 (consisting of $350,000 of Initial Advance balance, plus $18,421 original issue discount, less $23,045 of unamortized debt discount), is classified as a non-current liability on the accompanying condensed consolidated balance sheet.

NOTE 9    LEASES

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

The Company also leases office space in San Diego, California pursuant to an operating lease which expires May 31, 2024. As of March 31, 2023, the Company does not have any financing leases.

During the three months ended March 31, 2023 and 2022, operating lease expense was $65,873 and $74,080, respectively.

Maturities of lease liabilities as of March 31, 2023 were as follows:

Maturity Date
2023	215,399
2024	103,432
Total lease payments	318,831
Less: Imputed interest	(9,438)
Present value of lease liabilities	309,394
Less: current portion	(269,967)
Lease liabilities, non-current portion	$39,427

Supplemental cash flow information related to the leases was as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating lease	$63,363	$49,176
Right-of-use asset obtained in exchange for lease obligations
Operating lease	$51,154	$—

NOTE 10    RELATED PARTY TRANSACTIONS

The Company entered into an eight-month consulting agreement with the father of the Company’s Chief Technology Officer (the “Related Consultant”), to perform due diligence support for a potential research and development facility in Texas. The Company agreed to compensate the Related Consultant at a rate of $30/hour for services performed. Total expense recognized for services provided by the Related Consultant was $10,455 during the three months ended March 31, 2023. No related party expense was recognized during the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company did not have material accounts payable outstanding with related parties.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11    COMMITMENTS AND CONTINGENCIES

Patent License Agreement

During February 2023, the Company entered into a licensing agreement whereby the Company obtained an exclusive license to commercialize its patented Format Fractional Thermal Runaway Calorimeter. The agreement is effective as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay the following: (i) a cash payment of $60,000 payable upon the execution of this agreement was capitalized as an intangible asset and will be amortized over its useful life, (ii) royalties of 5.5% on the net sales price of royalty-based products and services for each accounting period, as defined in the agreement, with minimum annual royalty payments of $20,000.

Appointment of Vice President, Sales

On January 16, 2023, the Company appointed a Vice President of Sales (the “VP of Sales”), upon which the Company issued 298,507 shares of restricted common stock with a grant date fair value of $400,000, which vest in four equal annual installments beginning January 16, 2024. The grant date fair value will be amortized ratably over the vesting period. In addition, the Company committed to a one-year guaranteed commission of $200,000, payable in four quarterly installments as well as a severance package of $250,000 and one-year of family health insurance if the VP of Sales is terminated without cause (as defined) within one year of hire.

Appointment of Chief Financial Officer

On March 31, 2023, the Company appointed an individual to serve as Chief Financial Officer (the “CFO”) of the Company, upon which the Company issued 1,500,000 shares of restricted stock with an aggregate grant date fair value of $1,380,000, which vest in five equal annual installments beginning March 31, 2024.

NOTE 12    STOCKHOLDERS’ EQUITY

Standby Equity Purchase Agreement (“SEPA”) and Supplemental SEPA

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

See Note 8 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA.

Common Stock

During the three months ended March 31, 2023 and 2022, the Company issued an aggregate of 5,500 and 6,000 shares of immediately vested common stock with a grant date value of $6,820 and $13,859, respectively, for legal and consulting services.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Three Months Ended
	March 31,
	2023	2022
Risk free interest rate	3.92% - 4.52%	1.18% - 2.28%
Expected term (years)	3.5	3.5 - 3.8
Expected volatility	105%	116%
Expected dividends	0%	0%

For the three months ended March 31, 2023 and 2022, the weighted average grant date fair value per share of options was $0.67 and $3.23, respectively.

A summary of options activity during the three months ended March 31, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2023	640,216	$1.72
Granted	135,000	1.18
Exercised	—	—
Expired	—	—
Forfeited	(10,000)	2.08
Outstanding, March 31, 2023	765,216	$1.62	3.6	$24,307

Exercisable, March 31, 2023	220,216	$1.51	2.1	$23,665

The following table presents information related to stock options as of March 31, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.66 - $0.99	135,486	0.1	107,570
$1.21 - $1.50	250,000	—	—
$1.55 - $1.99	90,000	3.2	5,833
$2.05 - $2.44	289,730	3.3	106,813
	765,216	2.1	220,216

As of March 31, 2023, there was $505,926 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 3.2 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Awards

The following table presents information related to restricted stock awards as of March 31, 2023:

		Weighted Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Non-vested RSAs, January 1, 2023	2,042,500	$2.50
Granted	1,848,508	1.00
Vested	(540,000)	2.57
Canceled	(75,000)	2.08
Non-vested RSAs, March 31, 2023	3,276,008	$1.84

As previously reported, as compensation for his services as President and Chief Operating Officer, Keith Cochran was granted 2,000,000 shares of our common stock, subject to four (4) equal annual vesting installments, the first installment of which vested on March 1, 2023. On March 31, 2023, and effective as of March 1, 2023, the Company withheld and cancelled 175,000 shares of its common stock to satisfy an aggregate of $229,249 of payroll tax withholdings and remittance obligations in connection with the net settlement of 325,000 shares. The withholding and cancellation of the 175,000 shares represented a retirement of shares at a price per share equal to $1.31, the closing price per share of our common stock on the trading day prior to the March 1, 2023, the effective date of the share cancellation.

As of March 31, 2023, there was $5,052,687 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 3.0 years.

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) as of March 31, 2023:

Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested RSUs, January 1, 2023	3,000,000	$2.05
Granted	—	—
Vested	—	—
Canceled	—	—
Non-vested RSUs, March 31, 2023	3,000,000	$2.05

As of March 31, 2023, there was $3,780,078 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.6 years.

Stock-Based Compensation

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $920,155 and $1,242,922, respectively, related to restricted common stock, warrants and stock options, of which $903,995 and $1,234,814, respectively are included within selling, general and administrative expenses, and $16,160 and $8,108, respectively are included within research and development expenses on the unaudited condensed consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents information related to stock-based compensation for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Common stock issued for services	$6,820	$43,160
Accrued issuable equity (common stock)	107,630	(65,400)
Amortization of stock options	40,605	15,883
Amortization of market-based awards	—	730,048
Amortization of restricted stock awards and units	765,100	519,231
Total	$920,155	$1,242,922

NOTE 13    SUBSEQUENT EVENTS

Supplemental Agreement to the SEPA

Subsequent to the three months ended March 31, 2023, the Company issued 493,972 shares of common stock in partial satisfaction of the Initial Advance liability in the amount of $350,000 and interest accrued through March 2023 in the amount of $20,479 (see Note 8, Prepaid Advance Liability). As a result, $345,376 of Prepaid Advance Liability at March 31, 2023 (consisting of $350,000 of Initial Advance balance, plus $18,421 original issue discount, less $23,045 of unamortized debt discount), is classified as a non-current liability on the accompanying condensed consolidated balance sheet.

Purchase Agreement

On May 4, 2023, the Company entered into an agreement (the “Purchase Agreement”) with a seller (the “Seller”), pursuant to which the Company purchased all of the assets, including intellectual property, of the Seller (the “Acquired Assets”) for consideration of $75,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 28, 2023.

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

KULR ONE and KULR ONE Design Solutions (K1DS)

The KULR ONE family of battery packs represent a groundbreaking innovation that is driving the world’s transition to a more sustainable electrification economy. These revolutionary designs offer a unique combination of cutting-edge features, including unparalleled safety, exceptional performance, intelligent functionality, modular construction, reliability, and customizability. The KULR ONE battery packs have been engineered to meet the exacting demands of the world’s most demanding applications. They offer a comprehensive solution that addresses the critical need for safe and reliable energy storage in a wide range of industries, from aerospace and defense to electric vehicles and consumer electronics. One of the key features of the KULR ONE family of battery packs is its modular design. This allows for greater flexibility as customers can easily adjust the size and configuration of the battery pack to suit their specific application requirements. The intelligent functionality of the KULR ONE packs also allows for real-time monitoring and optimization of battery performance, ensuring optimal efficiency and longevity. In addition to offering exceptional performance and reliability, the KULR ONE battery packs are also designed with safety as a top priority. They incorporate state-of-the-art thermal management technology to prevent overheating and ensure safe operation even in the most challenging environments. Overall, the KULR ONE family of battery packs is at the forefront of the global drive towards sustainable electrification. With its unparalleled combination of safety, performance, intelligence, modularity, reliability, and customizability, KULR ONE is positioned to revolutionize the way we think about energy storage and powering the world’s most demanding applications.

KULR’s holistic suite of battery safety and thermal energy management products and services include: Passive Propagation Resistant (“PPR”) design and testing, Internal Short Circuit (“ISC”) trigger cells, Fractional Thermal Runaway Calorimeter (“FTRC”) testing and an AI-powered CellCheckTM battery management system. The following picture illustrates the different products and services offered by KULR in this holistic approach.

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

The KULR VIBE suite of products and services have provided vibration analysis and mitigation to global companies across multiple industries and sectors. According to Fact.MR, an insights-driven global market intelligence company, the global vibration motor market is estimated at $6.5 billion in 2023 and is forecast to reach $24.1 billion by 2032, growing at a Compounded Annual Growth Rate (“CAGR”) of 14.1% during 2023-2032.

The Future is Energy + AI

We believe the future of KULR is Energy + AI. We are building our AI infrastructure on industry leading Nvidia and AMD semiconductor platforms, and they are hosted on a hybrid of private cloud and Microsoft Azure. As the world faces shortages in supply of raw materials to produce enough Li-ion batteries to power everything from EV’s to smartphones, KULR is developing a modular battery storage architecture that can be used across multiple applications with real-time monitoring by AI-powered CellCheckTM. This product is to target the following markets:

●	Aerospace and defense systems, such as CubeSat batteries meeting JSC 20793 safety requirements by NASA
●	Power tools and industrial equipment
●	High-performance electric vehicles
●	Electric vertical take-off and landing (“eVOTL”)
●	Electric micro-mobility vehicles
●	Residential and commercial energy storage systems

Recent Developments

Appointment of Chief Financial Officer

Effective as of March 31, 2023, Shawn Canter was appointed Chief Financial Officer of the Company. In connection with his appointment, Mr. Canter was granted 1,500,000 shares of the Company’s common stock, which shall vest in five (5) equal annual installments.

Financing Activities

On March 10, 2023, the Company received gross proceeds of $2,000,000 as a prepaid advance (the “Second Prepaid Advance”) pursuant to a supplemental agreement (the “Supplemental Agreement”) to its Standby Equity Purchase Agreement (the “SEPA”). The Second Prepaid Advance matures on March 10, 2024. Interest accrues on the outstanding balance of each Prepaid Advance at an annual rate of 10%, subject to an increase to 15% upon events of default as defined.

Please refer to Note 8 – Prepaid Advance Liability and Note 12 – Stockholders’ Equity, Standby Purchase Agreement “SEPA” and Supplemental SEPA, in the accompanying condensed consolidated financial statements of this quarterly report on Form 10-Q for additional details regarding the SEPA and Supplemental SEPA.

Results of Operations

Three Months Ended March 31, 2023 Compared With Three Months Ended March 31, 2022

Revenue

Our revenues consisted of the following types:

	For the Three Months Ended
	March 31,
	2023	2022
Product sales	$1,629,258	$172,599
Contract services	130,544	27,900
Total revenue	$1,759,802	$200,499

For the three months ended March 31, 2023 and 2022, we generated $1,759,802 and $200,499 of revenues from 14 and 11 customers, respectively, representing an increase of $1,559,303, or 778%. Revenue from product sales during the three months ended March 31, 2023 increased by $1,456,659 or 844% compared to the three months ended March 31, 2022. Product sales during the three months ended March 31, 2023, included sales of our component product, internal short circuit (“ISC”) battery cells and devices, and patented Thermal Runway Shield (“TRS”) technology.

Revenue from contract services during the three months ended March 31, 2023 increased by $102,644 or 368 % compared to the three months ended March 31, 2022. Four contracts received during the first quarter of 2023 generated $127,544 of service revenues. Our service revenues, include certain research and development contracts and onsite engineering services.

Our customers and prospective customers are large organizations with multiple levels of management, controls/procedures, and contract evaluation/authorization. Furthermore, our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitment. Accordingly, the business activity cycle between expression of initial customer interest to shipping, acceptance and billing can be lengthy and unpredictable, which can influence the timing, consistency and reporting of sales growth.

Cost of Revenue

Cost of revenue consisted of the cost of our products as well as labor expenses directly related to product sales and research contract services.

Product mix plays an important part in our reported average margins for any period. Also, we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between periods, customers and products due to the learning process, customer negotiating strengths, and product mix.

For the three months ended March 31, 2023 and 2022, cost of revenues was $1,116,415 and $122,918, respectively, representing an increase of $993,497 or 808%. The increase was primarily due to $908,377 of costs incurred to procure customized finished goods and component materials for a new product line, increased labor costs of $48,309, and an increase of $31,878 in depreciation expense due to revenue generating equipment placed in service during the period. The gross margin percentage was 37% and 39% for the three months ended March 31, 2023 and 2022, respectively.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the three months ended March 31, 2023 and 2022, R&D expenses were $1,388,215 and $721,347, respectively, representing an increase of $666,868 or 92%. The increase during 2023 was comprised primarily of $546,845 related to planned increases in headcount in order to build future capacity, and $94,824 related to R&D initiatives designed to build future revenue growth.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of cash and stock-based compensation, payroll taxes and other benefits, consulting fees, registration fees, office expenses, rent expense, directors and officers insurance, travel and entertainment, marketing and advertising, and filing fees.

For the three months ended March 31, 2023 and 2022, selling, general and administrative expenses were $5,515,891 and $3,534,923, respectively, representing an increase of $1,980,968, or 56%. The increase is primarily due to an increase in labor costs of $922,642, consulting fees of $371,659, and marketing and advertising expenses of $527,407, partially offset by a decrease of $322,767 in stock-based compensation.

Other Income (Expense)

For the three months ended March 31, 2023 and 2022, other income (expense) was ($342,143) and $42,134, respectively, representing a decrease of $384,277, or 912%. The change is primarily attributable to an additional $246,320 for amortization of debt discount in connection with the Prepaid Advance, an additional $159,931 for interest recorded in connection with Prepaid Advance, partially offset by a $21,068 change in fair value of accrued issuable equity.

Liquidity and Capital Resources

As of March 31, 2023 and December 2022, we had cash balances of $7,186,034 and $10,333,563, respectively, and working capital of $414,334 and $6,055,477, respectively.

For the three months ended March 31, 2023 and 2022, cash used in operating activities was $4,759,039 and $4,574,490, respectively. Our cash used in operations for the three months ended March 31, 2023 was primarily attributable to our net loss of $6,602,861, adjusted for non-cash expenses in the aggregate amount of $1,414,023, as well as $429,799 of net cash generated by changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended March 31, 2022 was primarily attributable to our net loss of $4,136,555, adjusted for non-cash expenses in the aggregate amount of $1,436,127, as well as $1,874,062 of net cash used to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2023 and 2022, cash used in investing activities was $358,490 and $248,889, respectively. Cash used in investing activities during the three months ended March 31, 2023 included $298,490 related to purchases of property and equipment and $60,000 for the acquisition of intangible assets. Cash used in investing activities during the three months ended March 31, 2022 was related to deposits paid for equipment of $227,538 and purchases of property and equipment of $21,351.

For the three months ended March 31, 2023 and 2022, cash provided by financing activities was $1,970,000 and $92,754, respectively. Cash provided by financing activities during the three months ended March 31, 2023 was due to proceeds from the prepaid advance liability of $2,000,000 less issuance costs on the prepaid advance liability of $30,000. Cash provided by financing activities during the three months ended March 31, 2022 was due to proceeds from the exercise of warrants of $87,679 and proceeds from the exercise of options of $5,075.

Future cash requirements for our current liabilities include $3,653,967 for accounts payable and accrued expenses and $269,967 for future payments under operating leases. The Company has also committed to spend $1,000,000 in connection with an asset purchase agreement, $1,006,934 related to capital expenditures for automation equipment, $825,000 related to sponsorship agreements, and $441,192 for research and development. Cash requirements for long-term liabilities consist of $39,427 for lease payments. The Company intends to meet these cash requirements from its current cash balance, proceeds from the SEPA and from future revenues.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. The above conditions are indicators that there is substantial doubt about our ability to continue as a going concern as we have a history of recurring net losses, recurring use of cash in operations and declining working capital. Despite these conditions, we have a successful track record of raising capital as needed and continue to have a positive, ongoing relationship with a financial institution that has provided access to capital and will continue to support us.

While no assurance can be provided that we will be successful in raising additional capital from Yorkville, as they are not obligated to advance funds so long as there is an outstanding Prepaid Advance, Yorkville has represented that in most scenarios, with mutual consent, they will continue to provide financial support. Upon satisfaction of the Prepaid Advance liability, the Company will utilize its ability to draw down on the remaining $33,000,000 available under the SEPA.

Based on the above, we believe we have sufficient liquidity and access to future capital to continue as a going concern for a period of at least twelve months from the date the financial statements have been issued and that our above plans alleviate any potential substantial doubt about our ability to continue as a going concern. As of May 5, 2023, our cash balance was approximately $4.0 million.

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

Critical Accounting Estimates

For a description of our critical accounting estimates, see Critical Accounting Estimates in Item 7 of our Annual Report on Form 10-K which was filed with the SEC on March 28, 2023. There have been no changes to these critical accounting estimates since the Form 10-K was filed.

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

During the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting which continued to exist as of March 31, 2023. We did not design or maintain effective controls to ensure that there is an independent review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments). We are currently in the process of implementing a detailed plan for remediation of the material weakness, including developing and maintaining preventative controls around the electronic payment process to ensure proper segregation of duties.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, as compensation for his services as President and Chief Operating Officer, Keith Cochran was granted 2,000,000 shares of our common stock, subject to four (4) equal yearly vesting installments, the first installment of which vested on March 1, 2023. On March 31, 2023, and effective as of March 1, 2023, we withheld and cancelled 175,000 shares of our common stock to satisfy an aggregate of $229,249 of payroll tax withholdings and remittance obligations in connection with the net settlement of 325,000 shares. The withholding and cancellation of the 175,000 shares represented a retirement of shares at a price per share equal to $1.31, the closing price per share of our common stock on the trading day prior to the March 1, 2023, the effective date of the share cancellation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labels*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2023	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)