Form 10-Q
period 2023-06-30
KULR Technology Group, Inc.
filed 2023-08-16
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 15, 2023, there were 118,782,666 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets:
Cash	$1,320,651	$10,333,563
Accounts receivable	2,588,650	1,542,118
Inventory	1,380,401	1,962,035
Inventory deposits	44,728	285,260
Prepaid expenses and other current assets	1,730,656	1,613,008
Total Current Assets	7,065,086	15,735,984
Property and equipment, net	5,471,965	3,193,041
Equipment deposits	1,537,656	3,514,937
Security deposits	65,536	60,441
Intangible assets, net	790,122	720,768
Right of use asset, net	256,346	328,941
Deferred financing costs	71,818	71,818
Total Assets	$15,258,529	$23,625,930

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,102,546	$1,408,017
Accrued expenses and other current liabilities	2,894,875	2,142,277
Accrued issuable equity	293,749	227,956
Lease liability, current portion	242,078	223,645
Prepaid advance liability, net of discount, current portion	7,250,507	5,655,612
Deferred revenue	1,141	23,000
Total Current Liabilities	11,784,896	9,680,507
Lease liability, non-current portion	—	97,958
Prepaid advance liability, net of discount, non-current portion	—	3,196,678
Accrued interest, non-current	—	157,054
Total Liabilities	11,784,896	13,132,197

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 118,885,728 shares issued and 118,754,566 shares outstanding at June 30, 2023; 113,202,749 shares issued and 113,071,587 shares outstanding at December 31, 2022	11,889	11,320
Additional paid-in capital	59,289,857	53,372,673
Treasury stock, at cost; 131,162 shares held at June 30, 2023 and December 31, 2022	(296,222)	(296,222)
Accumulated deficit	(55,531,891)	(42,594,038)
Total Stockholders’ Equity	3,473,633	10,493,733
Total Liabilities and Stockholders' Equity	$15,258,529	$23,625,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$2,695,506	$587,546	$4,455,308	$788,045
Cost of revenue	1,693,318	423,672	2,809,732	546,590
Gross Profit	1,002,188	163,874	1,645,576	241,455

Operating Expenses
Research and development	1,408,079	999,484	2,796,294	1,720,831
Selling, general, and administrative	5,591,516	4,326,162	11,107,407	7,861,085
Total Operating Expenses	6,999,595	5,325,646	13,903,701	9,581,916
Loss From Operations	(5,997,407)	(5,161,772)	(12,258,125)	(9,340,461)

Other (Expense) Income
Interest expense	(197,110)	(42,374)	(357,041)	(43,280)
Amortization of debt discount	(214,554)	(103,219)	(460,874)	(103,219)
Change in fair value of accrued issuable equity	74,079	52,680	138,187	95,720
Total Other Expense, net	(337,585)	(92,913)	(679,728)	(50,779)
Net Loss	$(6,334,992)	$(5,254,685)	$(12,937,853)	$(9,391,240)

Net Loss Per Share
- Basic and Diluted	$(0.05)	$(0.05)	$(0.11)	$(0.09)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	115,380,700	104,545,799	114,133,873	103,537,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2023	113,202,749	$11,320	$53,372,673	131,162	$(296,222)	$(42,594,038)	$10,493,733
Common stock issued for the repayment of prepaid advance liability and related interest accrual	3,153,036	315	3,750,653	—	—	—	3,750,968
Shares repurchased for payroll taxes and canceled	(175,000)	(17)	(229,232)	—	—	—	(229,249)
Stock-based compensation:
Restricted stock awards granted	1,848,508	185	(185)	—	—	—	—
Unvested restricted stock awards canceled	(75,000)	(8)	8	—	—	—	—
Common stock issued for services	5,500	1	6,819	—	—	—	6,820
Amortization of restricted common stock	—	—	765,100	—	—	—	765,100
Amortization of stock options	—	—	40,605	—	—	—	40,605
Net loss	—	—	—	—	—	(6,602,861)	(6,602,861)
Balance - March 31, 2023	117,959,793	11,796	57,706,441	131,162	(296,222)	(49,196,899)	8,225,116
Common stock issued for the repayment of prepaid advance liability and related interest accrual	925,935	93	715,565	—	—	—	715,658
Stock-based compensation:
Amortization of restricted common stock	—	—	823,540	—	—	—	823,540
Amortization of stock options	—	—	44,311	—	—	—	44,311
Net loss	—	—	—	—	—	(6,334,992)	(6,334,992)
Balance - June 30, 2023	118,885,728	$11,889	$59,289,857	131,162	$(296,222)	$(55,531,891)	$3,473,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(12,937,853)	$(9,391,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	460,874	103,219
Non-cash rent expense	123,749	102,905
Depreciation and amortization expense	862,086	88,548
Change in fair value of accrued issuable equity	(138,187)	(95,720)
Stock-based compensation	1,884,356	2,286,467
Changes in operating assets and liabilities:
Accounts receivable	(1,046,532)	(427,903)
Inventory	581,634	(93,261)
Inventory deposits	240,532	—
Prepaid expenses and other current assets	(117,648)	(1,187,561)
Security deposits	(5,095)	—
Accounts payable	(643,578)	(153,028)
Accrued expenses and other current liabilities	1,029,513	(31,199)
Lease liability	(130,679)	(99,619)
Deferred revenue	(21,859)	(112,303)
Total Adjustments	3,079,166	380,545
Net Cash Used In Operating Activities	(9,858,687)	(9,010,695)

Cash Flows From Investing Activities:
Deposits for purchase of property and equipment	(567,332)	(429,008)
Purchases of property and equipment	(192,644)	(117,776)
Acquisition of intangible assets	(135,000)	—
Net Cash Used In Investing Activities	(894,976)	(546,784)

Cash Flows from Financing Activities:
Proceeds from prepaid advance liability	2,000,000	—
Financing costs of prepaid advance liability	(30,000)	—
Proceeds from notes payable (1)	—	4,750,000
Payment of issuance costs	—	(17,200)
Payment of financing costs incurred in connection with the SEPA	—	(72,800)
Repurchase of common stock	(229,249)	—
Proceeds from the exercise of options	—	5,075
Proceeds from the exercise of warrants	—	3,020,835
Net Cash Provided By Financing Activities	1,740,751	7,685,910
Net Decrease In Cash	(9,012,912)	(1,871,569)
Cash - Beginning of Period	10,333,563	14,863,301
Cash - End of Period	$1,320,651	$12,991,732

(1) Face value of $5,000,000, less $250,000 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$—	$43,553
Taxes	$—	$—

Non-cash investing and financing activities:
Right of use asset for lease liability	$51,154	$143,640
Common stock held in treasury upon the vesting of restricted common stock	$—	$(439,728)
Treasury stock issued upon the exercise of stock options	$—	$74,529
Receivable recorded for pending cash deposit of stock option exercise proceeds	$—	$28,224
Original issue discount on prepaid advance liability	$105,263	$—
Common stock issued in satisfaction of prepaid advance liability and interest	$4,466,626	$—
Deposits applied to purchases of property and equipment	$2,716,057	$—
Additions to property and equipment included in accounts payable	$166,663	$—
Equipment deposits included in accounts payable	$171,444	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1    ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both high performance aerospace and United States Department of Defense (“DOD”) applications, such as space exploration, satellite communications, and underwater vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, 5G communication, cloud computer infrastructure, consumer and industrial devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 28, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements included in the Form 10-K.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Going Concern and Management’s Liquidity Plans

As of June 30, 2023, the Company had cash of $1,320,651 and a working capital deficit of $4,719,810. For the six months ended June 30, 2023, the Company incurred a net loss of $12,937,853 and used cash in operations of $9,858,687.

The Company’s primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since the Company’s inception we have had a history of recurring net losses from operations, recurring use of cash in operating activities and declining working capital.

Future cash requirements for our current liabilities include $3,939,449 for accounts payable and accrued expenses and $242,078 for future payments under operating leases. Further, pursuant to an agreement with Yorkville executed on August 16, 2023, $3,150,000 owed in connection with the Company’s prepaid advance liability must be paid by August 25, 2023, and three additional payments, each in the amount of $1,383,333, are to be paid on the last day of each of October 2023, November 2023, and December 2023. The Company has also committed to spend $807,515 related to capital expenditures for automation equipment, $500,000 in connection with an asset purchase agreement, and $441,192 for research and development. These factors raise substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these condensed consolidated financial statements are issued.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Management’s plans to mitigate the factors which raise substantial doubt include (i) revenue growth, (ii) reducing operating expenses through careful cost management, (iii) raising additional funds through future financings, and (iv) negotiating an extension and/or conversion to equity of the Company’s prepaid advance liability (see Note 14 – Subsequent Events).

The Company’s ability to continue as a going concern is dependent upon its ability to successfully execute the aforementioned initiatives.

As of the date of the issuance of these financial statements, the Company has no additional commitments to obtain additional funding through future financings and there is no assurance that the Company will be able to successfully negotiate an extension of the prepaid advance liability repayments or its conversion to equity, or that the Company will be able to obtain additional funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $820,651 and $12,491,732 as of June 30, 2023 and 2022, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenues				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	46%	56%	63%	42%	48%	61%
Customer B	17%	*	10%	*	18%	*
Customer C	*	28%	*	21%	*	*
Customer D	19%	*	*	*	20%	*
Customer E	*	*	*	11%	*	*
Customer F	*	*	*	12%	*	*
Customer G	*	*	*	*	*	34%
Total	83%	84%	73%	86%	86%	95%
*	Less than 10%

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

Vendor Concentrations

Vendor purchase concentrations are as follows for the three and six months ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Vendor A	*	65%	*	*
Vendor B	10%	*	*	51%
Vendor C	*	*	*	17%
Vendor D	16%	*	14%	*
	26%	65%	14%	68%
*	Less than 10%

Inventory

The Company capitalizes inventory costs associated with products when future commercialization is considered probable, and a future economic benefit is expected to be realized. These costs consist of finished goods, raw materials, manufacturing-related costs, transportation and freight, and other indirect overhead costs.

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Finished goods inventory is held on-site at the Company’s San Diego, California location. Certain raw materials are held off-site with our contract manufacturers.

Inventory at June 30, 2023 and December 31, 2022 was comprised of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$348,217	$1,075,310
Work-in-process	—	2,977
Finished goods	1,032,184	883,748
Total inventory	$1,380,401	$1,962,035

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is primarily recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer. However, for internally developed, customized products with no alternative use where the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time as the Company satisfies its performance obligations.
●	Contract services – Revenue is recognized at the point in time that the Company satisfies its performance obligation under the contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s revenue recognized in its condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales	$1,957,370	$557,664	$3,586,628	$730,263
Contract services	738,136	29,882	868,680	57,782
Total revenue	$2,695,506	$587,546	$4,455,308	$788,045

The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. During the three and six months ended June 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

As of June 30, 2023 and December 31, 2022, the Company had $41,261 and $34,402 of deferred labor and other costs, respectively, which is included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets. Deferred labor and other costs represent costs to fulfill the Company’s contract revenue. The Company will recognize the deferred labor and other costs as cost of revenues at the point in time that the Company recognizes the related revenue, which is generally at the time the services are provided and/or the product/service is accepted by the customer.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(6,334,992)	$(5,254,685)	$(12,937,853)	$(9,391,240)

Denominator (weighted average quantities):
Common shares issued	118,617,860	106,509,943	116,846,331	105,740,017
Less: Treasury shares purchased	(131,162)	(161,704)	(131,162)	(161,704)
Less: Unvested restricted shares	(3,240,679)	(2,019,011)	(2,708,655)	(2,187,514)
Add: Accrued issuable equity	134,681	216,571	127,359	146,674
Denominator for basic and diluted net loss per share	115,380,700	104,545,799	114,133,873	103,537,473

Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.11)	$(0.09)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	June 30,
	2023	2022
Prepaid advance (1)	10,168,469	—
Unvested restricted stock awards	3,116,008	1,957,500
Unvested market-based equity awards	—	3,000,000
Restricted stock units	3,000,000	—
Options	795,216	482,216
Warrants	2,524,410	2,524,410
Total	19,604,103	7,964,126
(1)	Shares issuable estimated using the floor price of $0.75 per share pursuant to the supplemental agreement to the SEPA (see Note 9 – Prepaid Advance Liability).

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

NOTE 3    ASSET ACQUISITION

On May 4, 2023 (the “Asset Purchase Date”), KULR Technology Group, Inc. (the “Company”) entered into an agreement (the “Asset Purchase Agreement”) with a seller (the “Seller”), pursuant to which the Company purchased all of the assets, primarily intellectual property, of the Seller (the “Acquired Assets”) for consideration of $75,000 (the “Total Consideration”), which was paid in cash on May 11, 2023. In addition, the seller has been employed by the Company.

The Asset Purchase Agreement includes customary representations, warranties and covenants of the Company and the Seller. The Asset Purchase Agreement also contains post-closing indemnification provisions pursuant to which the parties have agreed to indemnify each other against losses resulting from certain events, including breaches of representations and warranties, covenants and certain other matters.

The Company determined that the transaction should be accounted for as an asset acquisition because substantially all of the fair value of the Acquired Assets is concentrated in a single asset. The total cost of the intellectual property acquired of $75,000 is included in intangible assets on the accompanying condensed consolidated balance sheet and is being amortized over its estimated useful life of 5 years.

NOTE 4    INVENTORY DEPOSITS

Inventory deposits consists of amounts paid in advance to vendors to secure future deliveries of specific finished goods and raw materials which will be received and sold in future periods.

As of June 30, 2023 and December 31,2022, the Company had outstanding inventory deposits of $44,728 and $285,260, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
Marketing and sponsorships	$710,341	$574,636
Compensation costs	625,000	375,000
Dues and subscriptions	163,528	75,889
Conferences and seminars	44,418	—
Deferred expenses	41,261	34,402
Professional fees	37,764	25,787
Insurance	41,223	12,776
Vendor receivables	24,183	368,069
Research and development	—	62,329
Other	42,938	84,120
Total prepaid expenses and other current assets	$1,730,656	$1,613,008

Prepaid marketing and sponsorships shown in the table above, as of June 30, 2023, includes $658,333 of prepaid marketing expenses pursuant to certain sponsorship agreements which will be amortized over the respective service periods of the agreements.

NOTE 6    EQUIPMENT DEPOSITS

The Company entered into agreements with third party contractors for facility improvements, the design and build of a battery packaging and inspection automation system, and automated robotic tending system.

As of June 30, 2023 and December 31,2022, the Company had outstanding deposits of $1,537,656 and $3,514,937, respectively, in connection with these agreements. The decrease is due to equipment being transferred to property and equipment upon completion by third party contractors.

NOTE 7    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Professional fees	$1,361,000	$1,180,000
Payroll and vacation	738,640	464,453
Research and development	436,619	196,409
Inventory	107,039	58,804
Board compensation	—	122,500
Marketing and advertising fees	—	3,999
Legal fees	—	2,000
Subscriptions	—	65,000
Other	251,577	49,112
Total accrued expenses and other current liabilities	2,894,875	2,142,277
Add: Accrued interest, non-current	—	157,054
Total accrued expenses and other current liabilities	$2,894,875	$2,299,331

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8    ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the six months ended June 30, 2023 is presented below:

For the Six Months Ended
June 30, 2023
Beginning Balance	$227,956
Additions	203,980
Mark-to market	(138,187)
Ending Balance	$293,749

During the six months ended June 30, 2023, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $203,980.

The Company recorded gains in the aggregate amount of $74,079 and $138,187 during the three and six months ended June 30, 2023, respectively, and recorded gains in the aggregate amount of $52,680 and $95,720 during the three and six months ended June 30, 2022, respectively, related to changes in the fair value of accrued issuable equity (see Note 13 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of June 30, 2023 was $293,749, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

NOTE 9    PREPAID ADVANCE LIABILITY

The Company’s prepaid advance liability consists of the following:

	Gross Amount of	Original	Less:	Prepaid Advance
	Prepaid Advance	Issue	Debt	Liability,
	Liability	Discount	Discount	net of discount
Balance, December 31, 2022	$9,000,000	$473,631	$(621,341)	$8,852,290
Proceeds from prepaid advance	2,000,000	—	—	2,000,000
Original issue discount on prepaid advance	—	105,263	(105,263)	—
Legal fees	—	—	(30,000)	(30,000)
Repayments in shares of common stock	(3,850,000)	(182,657)	—	(4,032,657)
Amortization of debt discount	—	—	460,874	460,874
Outstanding, June 30, 2023	$7,150,000	$396,237	$(295,730)	$7,250,507

On September 23, 2022, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to its Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Under the Supplemental Agreement, the Company may from time-to-time request advances of up to $15,000,000 (each, a “Prepaid Advance”) from Yorkville with a limitation on the aggregate amount of such advances of $50,000,000. At any time that there is a balance outstanding under a Prepaid Advance, the Company is not permitted to deliver Advance Notices (as defined in Note 13, Stockholders’ Equity) under the SEPA.

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

During the six months ended June 30, 2023, the Company issued 4,078,971 shares of common stock, at purchase prices per share ranging from $0.57 to $1.20, pursuant to Investor Notices submitted by Yorkville for aggregate proceeds of $4,466,626. The proceeds were applied against the principal and interest due for the Initial Advance in the aggregate amounts of $4,032,656 and $433,970, respectively. As of June 30, 2023, the gross principal balance on the Prepaid Advance liability is $7,546,237, which consists of Initial Advance and Second Advance of $5,440,974 and $2,105,263, respectively, including the original issue discount of $290,974 and $105,263, respectively.

During the three and six months ended June 30, 2023, the Company recorded interest expense in the amount of $197,110 and $357,041, respectively, and recorded amortization of debt discount in the amount of $214,554 and $460,874, respectively, in connection with the Prepaid Advance liability.

See Note 14 – Subsequent Events, Repayment Agreement for additional information related to the prepaid advance liability.

NOTE 10    LEASES

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

The Company also leases office space in San Diego, California pursuant to an operating lease which expires May 31, 2024. As of June 30, 2023, the Company does not have any financing leases.

During the three and six months ended June 30, 2023, operating lease expense was $65,873 and $131,746, respectively. During the three and six months ended June 30, 2022, operating lease expense was $57,849 and $131,930, respectively.

Maturities of lease liabilities as of June 30, 2023 were as follows:

For the period from July 1, 2023 through December 31, 2023	$144,494
2024	103,432
Total future minimum lease payments	$247,926
Less: amount representing imputed interest	(5,848)
Present value of lease liabilities	$242,078
Less: current portion	(242,078)
Lease liabilities, non current portion	$—

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to the leases was as follows:

	For the Six Months Ended
	June 30,
	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$130,678
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$51,154
Weighted Average Remaining Lease Term (Years)
Operating leases	0.88	years
Weighted Average Discount Rate
Operating leases	5.0%

NOTE 11    RELATED PARTY TRANSACTIONS

Effective August 26, 2022, the Company entered into an eight-month consulting agreement with the father of the Company’s Chief Technology Officer (the “Related Consultant”), which shall automatically renew for an additional four months unless otherwise terminated. During the three and six months ended June 30, 2023, expense recognized for services provided by the Related Consultant was $16,755 and $27,210, respectively are included within selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. No related party expense was recognized during the six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, the Company did not have material accounts payable outstanding with related parties.

NOTE 12    COMMITMENTS AND CONTINGENCIES

Patent License Agreement

During February 2023, the Company entered into a licensing agreement whereby the Company obtained an exclusive license to commercialize its patented Format Fractional Thermal Runaway Calorimeter. The agreement is effective as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay the following: (i) a cash payment of $60,000 payable upon the execution of this agreement (which was capitalized as an intangible asset and will be amortized over its useful life), and (ii) royalties of 5.5% on the net sales price of royalty-based products and services for each accounting period, as defined in the agreement, with minimum annual royalty payments of $20,000.

Appointment of Vice President, Sales

On January 16, 2023, the Company appointed a Vice President of Sales (the “VP of Sales”), and issued the VP of Sales 298,507 shares of restricted common stock. The restricted common stock had a grant date fair value of $400,000, and vests in four equal annual installments beginning January 16, 2024 based solely on continued service. The grant date fair value will be amortized ratably over the vesting period. In addition, the Company committed to a one-year guaranteed commission of $200,000, payable in four quarterly installments as well as a severance package of $250,000 and one-year of family health insurance if the VP of Sales is terminated without cause (as defined) within one year of hire.

Appointment of Chief Financial Officer

On March 31, 2023, the Company appointed an individual to serve as Chief Financial Officer (the “CFO”) of the Company, and issued the CFO 1,500,000 shares of restricted stock. The restricted common stock had an aggregate grant date fair value of $1,380,000, and vests in five equal annual installments beginning March 31, 2024 based solely on continued service.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13    STOCKHOLDERS’ EQUITY

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

Each sale (an “Advance”) that the Company requests under the SEPA (via an “Advance Notice”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. Shares are sold under the SEPA at 98.0% of the average of the VWAPs during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance Notice to Yorkville. Advances are subject to certain limitations, including that Yorkville will not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance, or more than the amount of shares registered under the registration statement in effect at the time of the Advance. Further, the aggregate amount of shares purchased under the SEPA (as defined) cannot exceed 19.9% of the Company’s outstanding common stock as of the date of the SEPA. There were no issuances under the SEPA during the three and six months ended June 30, 2023.

See Note 9 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA.

Common Stock

During the six months ended June 30, 2023, the Company issued an aggregate of 5,500 shares of immediately vested common stock with a grant date value of $6,820 for legal services.

Stock Options

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Risk free interest rate	4.07% - 4.52%	2.28% - 2.94%	3.92% - 4.52%	1.18% - 2.94%
Expected term (years)	3.5	3.8 - 3.9	3.5	3.5 - 3.9
Expected volatility	107%	116%	105% - 107%	116%
Expected dividends	0%	0%	0%	0%

For the three and six months ended June 30, 2023, the weighted average grant date fair value per share of options was $0.48 and $0.74, respectively, compared to $2.97 and $1.47, respectively, for the three and six months ended June 30, 2022.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of options activity during the six months ended June 30, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2023	640,216	$1.72
Granted	165,000	1.09
Exercised	—	—
Expired	—	—
Forfeited	(10,000)	2.08
Outstanding, June 30, 2023	795,216	$1.58	3.4	$—

Exercisable, June 30, 2023	254,591	$1.58	2.0	$—

The following table presents information related to stock options as of June 30, 2023:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$0.66 - $0.99	165,486	0.6	108,820
$1.21 - $1.50	250,000	3.9	2,500
$1.55 - $1.99	90,000	3.4	11,458
$2.05 - $2.44	289,730	3.1	131,813
	795,216	2.0	254,591

As of June 30, 2023, there was $476,124 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 3.0 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards as of June 30, 2023:

	Shares of	Weighted Average
	Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2023	2,042,500	$2.50
Granted	1,848,508	1.00
Vested	(700,000)	2.43
Forfeited	(75,000)	2.08
Non-vested RSAs, June 30, 2023	3,116,008	$1.64

On March 31, 2021, the Company granted 2,000,000 restricted shares of common stock to the Company’s President and Chief Operating Officer. The restricted shares vest in four (4) equal annual installments, the first installment of which vested on March 1, 2023. On March 31, 2023, and effective as of March 1, 2023, the Company withheld and cancelled 175,000 shares of its common stock to satisfy an aggregate of $229,249 of payroll tax withholdings and remittance obligations in connection with vesting of 500,000 shares of restricted stock, resulting in a net settlement of 325,000 shares. The withholding and cancellation of the 175,000 shares represented a retirement of shares at a price per share equal to $1.31, the closing price per share of our common stock on the trading day prior to the March 1, 2023, the effective date of the share cancellation.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2023, there was $8,009,225 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 2.91 years.

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) as of June 30, 2023:

	Shares of Restricted	Weighted Average
	Common	Grant Date
	Stock	Fair Value
Non-vested RSUs, January 1, 2023	3,000,000	$2.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested RSUs, June 30, 2023	3,000,000	$2.05

As of June 30, 2023, there was $3,510,072 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.3 years.

Stock-Based Compensation

During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $964,201 and $1,884,356, respectively, related to restricted common stock, warrants and stock options, of which $927,375 and $1,831,370, respectively are included within selling, general and administrative expenses, and $36,826 and $52,986, respectively are included within research and development expenses on the unaudited condensed consolidated statements of operations.

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

The following table presents information related to stock-based compensation for the three and six months ended June 30, 2023 and 2022:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common stock for services	$—	$10,261	$6,820	$53,421
Accrued issuable equity (common stock)	96,350	19,200	203,980	(46,200)
Amortization of stock options	44,311	26,535	84,916	42,418
Amortization of market-based awards	—	565,421	—	1,295,469
Amortization of restricted stock awards and units	823,540	422,128	1,588,640	941,359
Total	$964,201	$1,043,545	$1,884,356	$2,286,467

NOTE 14    SUBSEQUENT EVENTS

Restricted Stock Award

On July 12, 2023, the Company granted an award for 350,000 shares of restricted common stock with an aggregate grant date value of $266,000, which shall vest in four equal annual installments beginning July 12, 2024.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Director Resignation

As disclosed in a Form 8-K filed with the SEC on August 7, 2023, on August 4, 2023, Dr. Timothy Knowles resigned from the Board of Directors of the Company, as well as his role as Executive Technical Fellow. Dr. Knowles’ resignation is a result of his decision to retire.

Repayment Agreement

On August 16, 2023 the Company entered into an agreement with Yorkville (the “Repayment Agreement”), pursuant to which, if the Company closes a financing in excess of $15,000,000, 105% of the outstanding principal amount of the prepaid advance liability (see Note 9 – Prepaid Advance Liability) and all accrued related interest will be paid to Yorkville, and the SEPA and the Supplemental Agreement will be automatically terminated. If the prepaid advance liability has not been paid in full by the payment dates cited below, then:

a)

on or before the earlier of August 25, 2023 or the date of the closing of any financing by the Company, the Company will pay to Yorkville a sum equal to (i) principal in the amount  $3,000,000, (ii) a payment premium in the amount of $150,000, and (iii) all accrued interest outstanding on such payment (the “August Repayment”).

b)

On the last day of each of October 2023, November 2023 and December 2023, the Company will pay to Yorkville a cash sum equal to (i) principal in the amount of $1,383,333; (ii) a payment premium equal to 5% of each principal payment, and (iii) all accrued interest outstanding on such payment (each amount, a “Repayment”).

Provided that each Repayment is timely received, Yorkville agrees not to submit Investor Notices to the Company.  If the August Repayment is not received on a timely basis, Yorkville may submit Investor Notices to the Company pursuant to the terms of the Supplemental Agreement.  If the August Repayment is submitted on a timely basis, but subsequent Repayments are not received on a timely basis, Yorkville may submit Investor Notices for an aggregate amount up to the missed payment(s) amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 28, 2023.

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

Recent Developments

Asset Acquisition

On May 4, 2023 (the “Asset Purchase Date”), KULR Technology Group, Inc. (the “Company”) entered into an agreement (the “Asset Purchase Agreement”) with a seller (the “Seller”), pursuant to which the Company purchased all of the assets, primarily intellectual property, of the Seller (the “Acquired Assets”) for consideration of $75,000 (the “Total Consideration”), which was paid in cash on May 11, 2023.

The Company determined that the transaction should be accounted for as an asset acquisition because substantially all of the fair value of the Acquired Assets is concentrated in a single asset. The total cost of the intellectual property acquired of $75,000 is included in intangible assets on the accompanying condensed consolidated balance sheet and is being amortized over its estimated useful life of 5 years.

Appointment of Chief Financial Officer

Effective as of March 31, 2023, Shawn Canter was appointed Chief Financial Officer of the Company. In connection with his appointment, Mr. Canter was granted 1,500,000 shares of the Company’s common stock, which shall vest in five (5) equal annual installments based solely on continued service.

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

Please refer to Note 9 – Prepaid Advance Liability and Note 13 – Stockholders’ Equity, Standby Purchase Agreement “SEPA” and Supplemental SEPA, in the accompanying condensed consolidated financial statements of this quarterly report on Form 10-Q for additional details regarding the SEPA and Supplemental SEPA.

Results of Operations

Three and Six Months Ended June 30, 2023 Compared With Three and Six Months Ended June 30, 2022

Revenue

Our revenues consisted of the following types:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales	$1,957,370	$557,664	$3,586,628	$730,263
Contract services	738,136	29,882	868,680	57,782
Total revenue	$2,695,506	$587,546	$4,455,308	$788,045

For the three months ended June 30, 2023 and 2022, we generated $2,695,506 and $587,546 of revenues from 19 and 12 customers, respectively, representing an increase of $2,107,960, or 359%. For the six months ended June, 2023 and 2022, we generated $4,455,308 and $788,045 of revenues from 29 and 16 customers, respectively, representing an increase of $3,667,263, or 465%.

Revenue from product sales during the three months ended June 30, 2023 increased by $1,399,706 or 251% compared to the three months ended June 30, 2022. Revenue from product sales during the six months ended June 30, 2023 increased by $2,856,365 or 391% compared to the six months ended June 30, 2022. Product sales during the three and six months ended June 30, 2023 included sales of our component product, internal short circuit (“ISC”) battery cells and devices, and patented Thermal Runway Shield (“TRS”) technology.

Revenue from contract services during the three months ended June 30, 2023 increased by $708,254 or 2370% compared to the three months ended June 30, 2022. Four contracts received during the second quarter of 2023 generated $689,744 of service revenues. Revenue from contract services during the six months ended June 30, 2023 increased by $810,898 or 1403% compared to the six months ended June 30, 2022. Eight contracts received during the six months of 2023 generated $805,904 of service revenues. Our service revenues include certain research and development contracts and onsite engineering services.

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

For the three months ended June 30, 2023 and 2022, cost of revenue was $1,693,318 and $423,672, respectively, representing an increase of $1,269,646 or 300%. The increase corresponds to the increase in our revenue during the period, and consisted primarily of $1,076,003 of costs incurred to procure customized finished goods and component materials for a new product line, an increase of $116,533 in depreciation expense due to revenue generating equipment placed in service, and increased labor costs of $54,609. The gross margin percentage was 37% and 28% for the three months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023 and 2022, cost of revenue was $2,809,732 and $546,590, respectively, representing an increase of $2,263,142 or 414%. The increase corresponds to the increase in our revenue during the period, and consisted primarily of $1,984,380 of costs incurred to procure customized finished goods and component materials for a new product line, an increase of $148,411 in depreciation expense due to revenue generating equipment placed in service, and increased labor costs of $99,127. The gross margin percentage was 37% and 31% for the six months ended June 30, 2023 and 2022, respectively.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the three months ended June 30, 2023 and 2022, R&D expenses were $1,408,079 and $999,484, respectively, representing an increase of $408,595 or 41%. The increase during 2023 was comprised primarily of $518,908 related to planned increases in headcount in order to build future capacity, partially offset by a reduction in R&D costs of $158,500 related to a decline in outsourced R&D costs.

For the six months ended June 30, 2023 and 2022, R&D expenses were $2,796,294 and $1,720,831, respectively, representing an increase of $1,075,463 or 62%. The increase during 2023 was comprised primarily of $1,079,372 related to planned increases in headcount in order to build future capacity, rent expense of $30,782 for a new facility for R&D initiatives designed to build future revenue growth, partially offset by a reduction in R&D costs related to a decline in outsourced R&D costs.

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

For the three months ended June 30, 2023 and 2022, selling, general and administrative expenses were $5,591,516 and $4,326,162, respectively, representing an increase of $1,265,354, or 29%. The increase is primarily due to increases in labor costs of $442,414, depreciation expense of $400,842 due to the completion of automation equipment and enhancements to the facility, consulting fees of $251,626, travel costs of $180,699 for conferences and customer visits to build future revenue growth, costs related to the acquisition of vibration technology of $125,000, partially offset by a decrease in marketing and advertising expenses of $184,501, and a decrease of $106,475 in stock-based compensation.

For the six months ended June 30, 2023 and 2022, selling, general and administrative expenses were $11,107,407 and $7,861,085, respectively, representing an increase of $3,246,322, or 41%. The increase is primarily due to increases in labor costs of $1,449,895, depreciation expense of $599,817 due to the completion of automation equipment and enhancements to the facility, consulting fees of $462,391, marketing and advertising expenses of $342,906, $316,817 related to travel and conferences to build future revenue growth, costs related to the acquisition of vibration technology of $250,000, partially offset by a decrease of $437,294 in stock-based compensation.

Other Income (Expense)

For the three months ended June 30, 2023 and 2022, other expense, net was $337,585 and $92,913, respectively, representing an increase of $244,672, or 263%. The change is primarily attributable to an additional $154,736 for interest recorded in connection with the Prepaid Advance, an additional $111,335 for amortization of debt discount in connection with the Prepaid Advance, partially offset by a $21,399 change in the fair value of accrued issuable equity.

For the six months ended June 30, 2023 and 2022, other expense, net was $679,728 and $50,779, respectively, representing an increase of $628,949 or 1239%. The change is primarily attributable to an additional $357,655 for amortization of debt discount in connection with the Prepaid Advance, an additional $313,761 for interest recorded in connection with the Prepaid Advance, partially offset by a $42,467 decrease in the change in fair value of accrued issuable equity.

Liquidity and Capital Resources

As of June 30, 2023 and December 2022, we had cash balances of $1,320,651 and $10,333,563, respectively, and working capital (deficit) of $(4,719,810) and $6,055,477, respectively.

For the six months ended June 30, 2023 and 2022, cash used in operating activities was $9,858,687 and $9,010,695, respectively. Our cash used in operations for the six months ended June 30, 2023 was primarily attributable to our net loss of $12,937,853, adjusted for non-cash expenses in the aggregate amount of $3,192,878, as well as $113,712 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended June 30, 2022 was primarily attributable to our net loss of $9,391,240, adjusted for non-cash expenses in the aggregate amount of $2,485,419, as well as $2,104,874 of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2023 and 2022, cash used in investing activities was $894,976 and $546,784, respectively. Cash used in investing activities during the six months ended June 30, 2023 included $567,332 related to deposits for property and equipment, $192,644 related to purchases of property and equipment and $135,000 for the acquisition of intangible assets. Cash used in investing activities during the six months ended June 30, 2022 was related to deposits paid for equipment of $429,008 and purchases of property and equipment of $117,776.

For the six months ended June 30, 2023 and 2022, cash provided by financing activities was $1,740,751 and $7,685,910, respectively. Cash provided by financing activities during the six months ended June 30, 2023 was from proceeds from the second prepaid advance of $2,000,000, partially offset by $229,249 for the repurchase of common stock to pay tax on behalf of an employee for vested shares of restricted common stock and $30,000 for financing costs associated with the prepaid advance. Cash provided by financing activities during the six months ended June 30, 2022 was from a promissory note of $4,750,000, proceeds from the exercise of warrants of $3,020,835 and proceeds from the exercise of options of $5,075, partially offset by issuance costs related to the note payable and deferred financing costs related to the SEPA for $17,200 and $72,800, respectively.

Future cash requirements for our current liabilities include $7,546,237 for the Prepaid Advances (if the holder does not convert the liability into shares of common stock), $3,939,449 for accounts payable and accrued expenses and $242,078 for future payments under operating leases. The Company has also committed to spend $807,515 related to capital expenditures for automation equipment, $500,000 in connection with an asset purchase agreement, and $441,192 for research and development. There are no cash requirements for long-term liabilities as of June 30, 2023. The Company intends to meet these cash requirements from its current cash balance, proceeds from future financing activites and from future revenues.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. We have a history of recurring net losses, recurring use of cash in operations and declining working capital. As of the date of these financial statements, we have no commitments to obtain additional funding and current obligations come due in September 2023. Pursuant to an agreement with Yorkville executed on August 16, 2023, $3,150,000 owed in connection with our prepaid advance liability must be paid by August 25, 2023, and three additional payments, each in the amount of $1,383,333, are to be paid on the last day of each of October 2023, November 2023, and December 2023. As of the date of these financial statements, we have no commitments to obtain additional funding. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent upon our ability to obtain additional operating capital and ultimately achieve revenue growth and attain profitability.

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

During the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting which continued to exist as of June 30, 2023. We did not design or maintain effective controls to ensure that there is an independent review and approval of electronic payments (wires, EFT’s, ACH’s and credit card payments). During May 2023, we implemented preventative controls around the electronic payment process to ensure proper segregation of duties. Such controls require being in place for a full reporting quarter to evaluate effectiveness. As such, we expect the material weakness will be remediated as of September 30, 2023, although no assurance can be given that this will be the outcome.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 28, 2023, except as follows.

We might not be able to continue as a going concern, which would likely cause our stockholders to lose most or all of their investment.

Our financial statements have been prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash at June 30, 2023 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Quarterly Report on Form 10-Q are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 – Summary of Significant Accounting Policies – Going Concern of our financial statements included within this Quarterly Report on Form 10-Q, however, management cannot assure you that its plans will be successful. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

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

Dated: August 16, 2023	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2023	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)