Form 10-Q
period 2023-09-30
KULR Technology Group, Inc.
filed 2023-11-14
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 10, 2023, there were 127,884,674 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets:
Cash	$1,167,315	$10,333,563
Accounts receivable	1,296,811	1,542,118
Inventory	1,551,399	1,962,035
Inventory deposits	91,033	285,260
Prepaid expenses and other current assets	945,303	1,613,008
Total Current Assets	5,051,861	15,735,984
Property and equipment, net	4,909,766	3,193,041
Equipment deposits	1,615,286	3,514,937
Security deposits	10,228	60,441
Intangible assets, net	754,968	720,768
Right of use asset, net	193,210	328,941
Deferred financing costs	71,818	71,818
Total Assets	$12,607,137	$23,625,930

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,813,191	$1,408,017
Accrued expenses and other current liabilities	3,018,326	2,142,277
Accrued issuable equity	98,540	227,956
Lease liability, current portion	172,569	223,645
Prepaid advance liability, net of discount, current portion	5,910,405	5,655,612
Deferred revenue	393,934	23,000
Total Current Liabilities	11,406,965	9,680,507
Lease liability, non-current portion	—	97,958
Prepaid advance liability, net of discount, non-current portion	—	3,196,678
Accrued interest, non-current	—	157,054
Total Liabilities	11,406,965	13,132,197

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 127,697,113 shares issued and 127,565,951 shares outstanding at September 30, 2023; 113,202,749 shares issued and 113,071,587 shares outstanding at December 31, 2022	12,770	11,320
Additional paid-in capital	62,577,789	53,372,673
Treasury stock, at cost; 131,162 shares held at September 30, 2023 and December 31, 2022	(296,222)	(296,222)
Accumulated deficit	(61,094,165)	(42,594,038)
Total Stockholders’ Equity	1,200,172	10,493,733
Total Liabilities and Stockholders' Equity	$12,607,137	$23,625,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$3,041,007	$1,393,185	$7,496,315	$2,181,230
Cost of revenue	1,703,553	932,364	4,513,285	1,478,954
Gross Profit	1,337,454	460,821	2,983,030	702,276

Operating Expenses
Research and development	1,640,959	1,069,852	4,873,841	2,790,683
Selling, general, and administrative	4,793,523	4,349,373	15,546,915	12,210,458
Total Operating Expenses	6,434,482	5,419,225	20,420,756	15,001,141
Loss From Operations	(5,097,028)	(4,958,404)	(17,437,726)	(14,298,865)

Other (Expense) Income
Interest expense	(187,574)	(633,342)	(544,615)	(676,622)
Gain on forgiveness of PPP loan and interest	—	158,675	—	158,675
Amortization of debt discount	(234,899)	(172,407)	(695,773)	(275,626)
Loss on debt extinguishment	—	(8,508)	—	(8,508)
Change in fair value of accrued issuable equity	(42,773)	27,401	177,987	123,121
Total Other Expense, net	(465,246)	(628,181)	(1,062,401)	(678,960)
Net Loss	$(5,562,274)	$(5,586,585)	$(18,500,127)	$(14,977,825)

Net Loss Per Share
- Basic and Diluted	$(0.05)	$(0.05)	$(0.16)	$(0.14)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	117,144,452	105,572,820	115,149,761	104,223,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2023	113,202,749	$11,320	$53,372,673	131,162	$(296,222)	$(42,594,038)	$10,493,733
Common stock issued for the repayment of prepaid advance liability and related interest accrual	3,153,036	315	3,750,653	—	—	—	3,750,968
Shares repurchased for payroll taxes and canceled	(175,000)	(17)	(229,232)	—	—	—	(229,249)
Stock-based compensation:
Restricted stock awards granted	1,848,508	185	(185)	—	—	—	—
Unvested restricted stock awards canceled	(75,000)	(8)	8	—	—	—	—
Common stock issued for services	5,500	1	6,819	—	—	—	6,820
Amortization of restricted common stock	—	—	765,100	—	—	—	765,100
Amortization of stock options	—	—	40,605	—	—	—	40,605
Net loss	—	—	—	—	—	(6,602,861)	(6,602,861)
Balance - March 31, 2023	117,959,793	11,796	57,706,441	131,162	(296,222)	(49,196,899)	8,225,116
Common stock issued for the repayment of prepaid advance liability and related interest accrual	925,935	93	715,565	—	—	—	715,658
Stock-based compensation:
Amortization of restricted common stock	—	—	823,540	—	—	—	823,540
Amortization of stock options	—	—	44,311	—	—	—	44,311
Net loss	—	—	—	—	—	(6,334,992)	(6,334,992)
Balance - June 30, 2023	118,885,728	11,889	59,289,857	131,162	(296,222)	(55,531,891)	3,473,633
Common stock issued pursuant to the equity financing:
For cash, net of issuance costs (1)	8,214,285	821	2,285,949	—	—	—	2,286,770
Stock-based compensation:
Restricted stock awards granted	370,000	37	(37)	—	—	—	—
Common stock issued for services	227,100	23	137,637	—	—	—	137,660
Amortization of restricted common stock	—	—	808,316	—	—	—	808,316
Amortization of stock options	—	—	56,067	—	—	—	56,067
Net loss	—	—	—	—	—	(5,562,274)	(5,562,274)
Balance - September 30, 2023	127,697,113	$12,770	$62,577,789	131,162	$(296,222)	$(61,094,165)	$1,200,172

(1) Equity financing gross proceeds of $2,875,000 less issuance costs of $588,230.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(unaudited)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	104,792,072	$10,479	$39,512,122	—	$—	$(23,157,559)	$16,365,042
Treasury stock held upon the vesting of restricted common stock	—	—	—	194,704	(439,728)	—	(439,728)
Common stock issued upon the exercise of warrants	70,143	7	87,672	—	—	—	87,679
Common stock issued upon the exercise of options	2,500	—	5,075	—	—	—	5,075
Stock-based compensation:
Common stock issued for services	6,000	1	43,159	—	—	—	43,160
Amortization of restricted common stock	—	—	519,231	—	—	—	519,231
Amortization of stock options	—	—	15,883	—	—	—	15,883
Amortization of market-based awards	—	—	730,048	—	—	—	730,048
Net loss	—	—	—	—	—	(4,136,555)	(4,136,555)
Balance - March 31, 2022	104,870,715	10,487	40,913,190	194,704	(439,728)	(27,294,114)	13,189,835
Treasury stock issued upon the exercise of options	—	—	(46,305)	(33,000)	74,529	—	28,224
Common stock issued upon the exercise of warrants	2,346,525	234	2,932,922	—	—	—	2,933,156
Stock-based compensation:
Common stock issued for services	6,000	1	10,260	—	—	—	10,261
Amortization of restricted common stock	—	—	422,128	—	—	—	422,128
Amortization of stock options	—	—	26,535	—	—	—	26,535
Amortization of market-based awards	—	—	565,421	—	—	—	565,421
Net loss	—	—	—	—	—	(5,254,685)	(5,254,685)
Balance - June 30, 2022	107,223,240	10,722	44,824,151	161,704	(365,199)	(32,548,799)	11,920,875
Treasury stock issued upon the exercise of options	—	—	—	(30,542)	68,977	(48,819)	20,158
Common stock issued pursuant to the SEPA agreement:
For cash, net of issuance costs (1)	160,782	16	247,855	—	—	—	247,871
In satisfaction of notes payable	94,458	9	149,991	—	—	—	150,000
For the repayment of prepaid advances	221,605	22	274,635	—	—	—	274,658
Stock-based compensation:
Amortization of restricted common stock	—	—	403,812	—	—	—	403,812
Amortization of stock options	—	—	23,959	—	—	—	23,959
Amortization of market-based awards	—	—	477,700	—	—	—	477,700
Net loss	—	—	—	—	—	(5,586,585)	(5,586,585)
Balance - September 30, 2022	107,700,085	$10,770	$46,402,103	131,162	$(296,222)	$(38,184,203)	$7,932,448

(1) Represents gross proceeds of $250,000 less $2,129 for amortization of issuance costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(18,500,127)	$(14,977,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	695,773	275,626
Non-cash lease expense	186,885	143,861
Loss on debt extinguishment	—	8,508
Depreciation and amortization expense	1,532,796	140,829
Gain on forgiveness of PPP loan and interest	—	(158,675)
Change in fair value of accrued issuable equity	(177,987)	(123,121)
Non-cash interest expense	—	576,932
Stock-based compensation	2,730,989	3,208,778
Changes in operating assets and liabilities:
Accounts receivable	245,307	(1,208,646)
Inventory	410,636	(150,863)
Inventory deposits	194,227	(721,462)
Prepaid expenses and other current assets	667,705	(741,937)
Security deposits	50,213	—
Accounts payable	(103,457)	377,987
Accrued expenses and other current liabilities	1,003,244	248,301
Lease liability	(200,188)	(151,997)
Deferred revenue	370,934	(112,303)
Total Adjustments	7,607,077	1,611,818
Net Cash Used In Operating Activities	(10,893,050)	(13,366,007)

Cash Flows From Investing Activities:
Deposits for purchase of property and equipment	(621,107)	(2,198,626)
Purchases of property and equipment	(237,592)	(573,942)
Acquisition of intangible assets	(135,000)	—
Net Cash Used In Investing Activities	(993,699)	(2,772,568)

Cash Flows from Financing Activities:
Proceeds from equity financing	2,875,000	—
Issuance costs on equity financing	(320,250)	—
Proceeds from the SEPA	—	247,871
Proceeds from prepaid advance liability	2,000,000	10,573,068
Issuance costs on prepaid advance liability	(30,000)	(85,000)
Repayments of prepaid advance liability	(1,575,000)	—
Proceeds from notes payable (1)	—	4,750,000
Issuance costs on notes payable	—	(17,200)
Repayments of note payable	—	(1,000,000)
Payment of financing costs incurred in connection with the SEPA	—	(72,800)
Payment of financing costs incurred in connection with notes payable	—	2,129
Repurchase of common stock	(229,249)	—
Proceeds from the exercise of options	—	25,233
Proceeds from the exercise of warrants	—	3,020,836
Net Cash Provided By Financing Activities	2,720,501	17,444,137
Net (Decrease) Increase In Cash	(9,166,248)	1,305,562
Cash - Beginning of Period	10,333,563	14,863,301
Cash - End of Period	$1,167,315	$16,168,863

(1) Face value of $5,000,000, less $250,000 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$264,731	$676,281
Taxes	$—	$—

Non-cash investing and financing activities:
Right of use asset for lease liability	$51,154	$143,640
Common stock held in treasury upon the vesting of restricted common stock	$—	$(439,728)
Treasury stock issued upon the exercise of stock options	$—	$143,506
Original issue discount on prepaid advance liability	$105,263	$—
Common stock issued in satisfaction of prepaid advance liability and interest	$4,466,626	$—
Prepaid advance for repayment of note payable	$—	$3,850,000
Shares issued in satisfation of note payable	$—	$150,000
Shares issued in satisfaction of prepaid advance liability and accrued interest	$—	$274,658
Deposits applied to purchases of property and equipment	$2,716,057	$—
Additions to property and equipment included in accounts payable	$195,072	$125,451
Equipment deposits included in accounts payable	$195,299	$—
Common stock issued in satisfaction of accrued issuable equity	$96,560	$—
Accrual of equity financing issuance costs	$267,980	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 28, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements included in the Form 10-K.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Going Concern and Management’s Liquidity Plans

As of September 30, 2023, the Company had cash of $1,167,315 and a working capital deficit of $6,355,104, which includes the prepaid advance liability of $5,910,405 (see Note 9 – Prepaid Advance Liability). For the nine months ended September 30, 2023, the Company incurred a net loss of $18,500,127 and used cash in operations of $10,893,050.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future cash requirements for our current liabilities include $4,831,517 for accounts payable and accrued expenses and $172,569 for future payments under operating leases. Further, pursuant to an amended agreement with Yorkville executed on November 7, 2023 (see Note 14 – Subsequent Events - Prepaid Advance Liability for further details), the Company is required to repay the Prepaid Advance balance as follows: $1,500,000 on or before December 31, 2023 plus accrued interest as well as a 5% cash payment premium; $2,000,000 plus accrued interest as well as a 5% cash payment premium on or before January 31, 2024; and the remaining principal amount of the Advance of $2,471,238 plus accrued interest as well as a 5% cash payment premium on or before March 1, 2024. The Company has also committed to spend $809,379 related to capital expenditures for automation equipment, and $500,000 in connection with an asset purchase agreement (see Note 14 – Subsequent Events – Common Stock). These factors raise substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these condensed consolidated financial statements are issued.

Management’s plans to mitigate the factors which raise substantial doubt include (i) revenue growth, (ii) reducing operating expenses through careful cost management, (iii) raising additional funds through future financings, and (iv) negotiating an extension and/or conversion to equity of the Company’s prepaid advance liability (see Note 9 – Prepaid Advance Liability).

The Company’s ability to continue as a going concern is dependent upon its ability to successfully execute the aforementioned initiatives.

On September 15, 2023, the Company completed a public offering of 8,214,285 shares of common stock at $0.35 per share, with gross proceeds of $2,875,000 less issuance costs of $588,230, for net proceeds of $2,286,770. On September 18, 2023, the Company repaid an aggregate amount of $1,839,731, consisting of a principal amount of $1,500,000, accrued interest in the amount of $264,731 and a payment premium in the amount of $75,000 to Yorkville against its outstanding Prepaid Advances.

As of the date of the issuance of these financial statements, the Company has no additional commitments to obtain additional funding through future financings and there is no assurance that the Company will be able to successfully negotiate an extension of the prepaid advance liability repayments or its conversion to equity, or that the Company will be able to obtain additional funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors indicate that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $667,315 and $9,833,451 as of September 30, 2023 and December 31, 2022, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue for certain of the periods presented, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue				Accounts Receivable
	For the Three Months Ended		For the Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	15%	*	10%	*	*	*
Customer B	*	*	*	*	*	34%
Customer C	14%	*	*	*	17%	*
Customer D	*	24%	*	23%	*	*
Customer E	56%	*	59%	*	47%	*
Customer F	*	67%	*	58%	*	61%
Total	85%	91%	69%	81%	64%	95%
*	Less than 10%

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

Vendor Concentrations

Vendors representing 10% or more of our purchases for the three and nine months ended September 30, 2023 and 2022, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Vendor A	25%	65%	11%	83%
Vendor B	*	*	11%	*
	25%	65%	22%	83%
*	Less than 10%

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

Inventory at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$261,956	$1,075,310
Work-in-process	—	2,977
Finished goods	1,289,443	883,748
Total inventory	$1,551,399	$1,962,035

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract.

The following table summarizes the Company’s revenue recognized by type of contract in its condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales	$1,896,470	$1,369,857	$5,483,098	$2,100,120
Contract services	1,144,537	23,328	2,013,217	81,110
Total revenue	$3,041,007	$1,393,185	$7,496,315	$2,181,230

The contract liabilities included in deferred revenue represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. During the three and nine months ended September 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

As of September 30, 2023 and December 31, 2022, the Company had $43,413 and $34,402 of deferred labor and other costs, respectively, which is included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets. Deferred labor and other costs represent costs to fulfill the Company’s contract revenue. The Company will recognize the deferred labor and other costs as cost of revenue at the point in time that the Company recognizes the related revenue, which is generally at the time the services are provided and/or the product/service is accepted by the customer.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(5,562,274)	$(5,586,585)	$(18,500,127)	$(14,977,825)

Denominator (weighted average quantities):
Common shares issued	120,704,579	107,402,727	118,146,547	106,271,765
Less: Treasury shares purchased	(131,162)	(131,494)	(131,162)	(122,944)
Less: Unvested restricted shares	(3,433,400)	(1,948,370)	(2,952,892)	(2,106,923)
Add: Accrued issuable equity	4,435	249,957	87,268	181,480
Denominator for basic and diluted net loss per share	117,144,452	105,572,820	115,149,761	104,223,378

Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.16)	$(0.14)

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
Prepaid advance (1)	20,866,741	—
Unvested restricted stock awards	3,471,008	1,897,500
Unvested market-based equity awards	—	3,000,000
Restricted stock units	3,000,000	—
Options	955,216	510,216
Warrants	2,524,410	2,524,410
Total	30,817,375	7,932,126
(1)	Shares to be issued if the Company defaults on any of its cash payment obligations. The shares are estimated using $0.29 per share, which is the effective floor price as of September 30, 2023 pursuant to the amendment to the letter agreement to the SEPA (see Note 9 – Prepaid Advance Liability).

Recently Issued Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. Management does not expect the adoption of this pronouncement will have a material effect on the Company’s financial statements.

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

NOTE 3    ASSET ACQUISITION

On May 4, 2023 (the “Asset Purchase Date”), the Company entered into an agreement (the “Asset Purchase Agreement”) with a seller (the “Seller”), pursuant to which the Company purchased all of the assets, primarily intellectual property, of the Seller (the “Acquired Assets”) for consideration of $75,000 (the “Total Consideration”), which was paid in cash on May 11, 2023. In addition, the seller has been employed by the Company.

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

NOTE 4    INVENTORY DEPOSITS

Inventory deposits consist of amounts paid in advance to vendors to secure future deliveries of specific finished goods and raw materials which will be received and sold in future periods.

As of September 30, 2023 and December 31,2022, the Company had outstanding inventory deposits of $91,033 and $285,260, respectively.

NOTE 5    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
Compensation costs	$500,000	$375,000
Dues and subscriptions	105,935	75,889
Marketing and sponsorships	95,698	574,636
Security Deposits (Note 10)	50,213	—
Deferred expenses	43,413	34,402
Conferences and seminars	42,878	—
Insurance	38,467	12,776
Professional fees	28,250	25,787
Vendor receivables	1,995	368,069
Research and development	—	62,329
Other	38,454	84,120
Total prepaid expenses and other current assets	$945,303	$1,613,008

Prepaid marketing and sponsorship costs as of December 31, 2022, primarily consist of two sponsorship agreements with a marketing partner whereby the Company is required to make upfront payments which were amortized over the respective service periods of the agreements. As of September 30, 2023, the sponsorship costs were fully amortized.

NOTE 6    EQUIPMENT DEPOSITS

The Company entered into agreements with third party contractors for facility improvements, the design and construction of a battery packaging and inspection automation system, and automated robotic tending system.

As of September 30, 2023 and December 31,2022, the Company had outstanding deposits of $1,615,286 and $3,514,937, respectively, in connection with these agreements. The decrease is due to equipment being transferred to property and equipment upon completion by third party contractors.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Professional fees	$1,645,354	$1,180,000
Payroll and vacation	498,581	464,453
Research and development	456,192	196,409
Legal fees	130,532	2,000
Inventory	111,863	58,804
Board compensation	61,250	122,500
Marketing and advertising fees	—	3,999
Subscriptions	—	65,000
Other	114,554	49,112
Total accrued expenses and other current liabilities	3,018,326	2,142,277
Add: Accrued interest, non-current	—	157,054
Total accrued expenses and other current liabilities	$3,018,326	$2,299,331

NOTE 8    ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the nine months ended September 30, 2023 is presented below:

For the Nine Months Ended
September 30, 2023
Beginning Balance	$227,956
Additions	145,130
Deductions	(96,559)
Mark-to market	(177,987)
Ending Balance	$98,540

During the nine months ended September 30, 2023, the Company entered into and settled certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $145,130 based on the quoted market prices of the shares. In addition, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 136,000 shares with an aggregate fair value of $96,559, remeasured at the date of settlement based on the quoted market prices of the shares.

The Company recorded (losses) gains in the aggregate amount of $(42,773) and $177,987 during the three and nine months ended September 30, 2023, respectively, and recorded gains in the aggregate amount of $27,401 and $123,121 during the three and nine months ended September 30, 2022, respectively, related to changes in the fair value of accrued issuable equity (see Note 13 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of September 30, 2023 was $98,540, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9    PREPAID ADVANCE LIABILITY

The Company’s prepaid advance liability consists of the following:

	Gross Amount of	Original	Less:	Prepaid Advance
	Prepaid Advance	Issue	Debt	Liability,
	Liability	Discount	Discount	Net of Discount
Balance, December 31, 2022	$9,000,000	$473,631	$(621,341)	$8,852,290	(1)
Proceeds from prepaid advance	2,000,000	—	—	2,000,000
Original issue discount on prepaid advance	—	105,263	(105,263)	—
Legal fees	—	—	(30,000)	(30,000)
Repayments in cash	(1,500,000)	(75,000)	—	(1,575,000)
Repayments in shares of common stock	(3,850,000)	(182,658)	—	(4,032,658)
Amortization of original issue discount	—	—	—	—
Amortization of debt discount	—	—	695,773	695,773
Outstanding, September 30, 2023	$5,650,000	$321,236	$(60,831)	$5,910,405

(1) The current portion of this liability was $5,655,612 as of December 31, 2022.

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

On August 16, 2023, and as amended on August 23, 2023 and August 30, 2023, the Company and Yorkville entered into a letter agreement (the “Letter Agreement”), intended to supplement and modify the Supplemental Agreement to extend the repayment date of the Prepaid Advance balance as follows: (i) an initial payment of $1,500,000 plus accrued interest as well as a 5% cash payment premium on or before September 22, 2023 or the date of the closing of any financing conducted by the Company; (ii) $1,500,000 on or before November 30, 2023 plus accrued interest as well as a 5% cash payment premium; (iii) $2,000,000 plus accrued interest as well as a 5% cash payment premium on or before December 31, 2023; and (iv) the remaining principal amount of the Advance of $2,471,238 plus accrued interest as well as a 5% cash payment premium on or before January 31, 2024. In addition, Yorkville shall not submit Investor Notices prior to December 1, 2023. See Note 14 – Subsequent Events – Prepaid Advance Liability for details regarding a new amendment.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On September 18, 2023, the Company repaid an aggregate amount of $1,839,731, consisting of a principal amount of $1,500,000, accrued interest in the amount of $264,731 and a payment premium in the amount of $75,000.

During the nine months ended September 30, 2023, the Company issued 4,078,971 shares of common stock, at purchase prices per share ranging from $0.57 to $1.20, pursuant to Investor Notices submitted by Yorkville for aggregate proceeds of $4,466,626. The proceeds were applied against the principal and interest due for the Initial Advance in the aggregate amounts of $4,032,656 and $433,970, respectively. As of September 30, 2023, the gross principal balance on the Prepaid Advance liability is $5,971,238, which consists of Initial Advance and Second Advance of $3,865,975 and $2,105,263, respectively, including the original issue discount of $215,975 and $105,263, respectively.

During the three and nine months ended September 30, 2023, the Company recorded interest expense in the amount of $184,645 and $541,686, respectively, and recorded amortization of debt discount in the amount of $234,899 and $695,773, respectively, in connection with the Prepaid Advance liability.

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

During the three and nine months ended September 30, 2023, operating lease expenses were $67,838 and $199,584, respectively. During the three and nine months ended September 30, 2022, operating lease expenses were $57,522 and $188,854, respectively. As of September 30, 2023, the Company did not have any financing leases.

Maturities of lease liabilities as of September 30, 2023 were as follows:

Years	Amount
For the period from October 1, 2023 through December 31, 2023	$72,247
2024	103,432
Total future minimum lease payments	$175,679
Less: amount representing imputed interest	(3,110)
Present value of lease liabilities	$172,569
Less: current portion	(172,569)
Lease liabilities, non current portion	$—

The Company paid a security deposit of $50,213 in connection with the San Diego lease agreement which is recorded within the prepaid expenses and other current assets section of the balance sheet as of September 30, 2023.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to the lease was as follows:

	For the Nine Months Ended
	September 30,
	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$200,188
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$51,154
Weighted Average Remaining Lease Term (Years)
Operating leases	0.64	years
Weighted Average Discount Rate
Operating leases	5.0%

NOTE 11    RELATED PARTY TRANSACTIONS

Effective August 26, 2022, the Company entered into an eight-month consulting agreement with the father of the Company’s Chief Technology Officer (the “Related Consultant”), which shall automatically renew for an additional four months unless otherwise terminated. During the three and nine months ended September 30, 2023, expense recognized for services provided by the Related Consultant were $4,845 and $32,055, respectively, and are included within selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, expenses recognized for services provided by the Related Consultant was $2,115 and $2,115. On July 24, 2023, the Related Consultant accepted an employment offer by the Company which became effective on August 7, 2023.

As of September 30, 2023 and December 31, 2022, the Company did not have material accounts payable outstanding with related parties.

NOTE 12    COMMITMENTS AND CONTINGENCIES

Patent License Agreement

During February 2023, the Company entered into a licensing agreement whereby the Company obtained an exclusive license to commercialize its patented Format Fractional Thermal Runaway Calorimeter. The agreement is effective as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay the following: (i) a cash payment of $60,000 payable upon the execution of the agreement (which was capitalized as an intangible asset and will be amortized over its useful life), and (ii) royalties of 5.5% on the net sales price of royalty-based products and services for each accounting period, as defined in the agreement, with minimum annual royalty payments of $20,000.

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

Appointment of Chief Financial Officer

On March 31, 2023, the Company appointed an individual to serve as Chief Financial Officer (the “CFO”) of the Company and issued the CFO 1,500,000 shares of restricted stock. The restricted common stock had an aggregate grant date fair value of $1,380,000, and vests in five equal annual installments beginning March 31, 2024 based solely on continued service.

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

During the nine months ended September 30, 2023, the Company issued 4,078,971 shares of common stock, at purchase prices per share ranging from $0.57 to $1.20, pursuant to Investor Notices submitted by Yorkville for aggregate proceeds of $4,466,626. The proceeds were applied against the principal and interest due for the Initial Advance in the aggregate amounts of $4,032,656 and $433,970, respectively. As of September 30, 2023, the gross principal balance on the Prepaid Advance liability is $5,971,238, which consists of the Initial Advance and Second Advance of $3,865,975 and $2,105,263, respectively, including the original issue discount of $215,975 and $105,263, respectively.

See Note 9 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA.

Common Stock

On September 15, 2023, the Company completed a public offering of 8,214,285 shares of common stock, priced at $0.35 per share, with gross proceeds of $2,875,000 less issuance costs of $588,230, for net proceeds of $2,286,770.

During the nine months ended September 30, 2023, the Company issued an aggregate of 232,600 shares of immediately vested common stock with a grant date value of $144,480 for legal services.

See Note 13 - Stockholders' Equity - Restricted Stock Awards, for details related to restricted equity grants and Note 9 - Prepaid Advance Liability for details related to additional share issuances.

Stock Options

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Risk free interest rate	4.77% - 5.40%	2.85% - 4.21%	3.92% - 5.40%	1.18% - 4.21%
Expected term (years)	3.5	3.8	3.5	3.5 - 3.9
Expected volatility	109%	106%	105% - 109%	106% - 116%
Expected dividends	0%	0%	0%	0%

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three and nine months ended September 30, 2023, the weighted average grant date fair value per share of options was $0.18 and $0.47, respectively, compared to $1.08 and $1.31, respectively, for the three and nine months ended September 30, 2022.

A summary of options activity during the nine months ended September 30, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2023	640,216	$1.72
Granted	325,000	0.87
Exercised	—	—
Expired	—	—
Forfeited	(10,000)	2.08
Outstanding, September 30, 2023	955,216	$1.43	2.9	$—

Exercisable, September 30, 2023	350,036	$1.07	1.3	$—

The following table presents information related to stock options as of September 30, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.62 - $0.99	325,486	0.7	162,806
$1.21 - $1.50	250,000	4.3	35,000
$1.55 - $1.99	90,000	3.6	22,500
$2.05 - $2.44	289,730	2.8	129,730
	955,216	1.3	350,036

As of September 30, 2023, there was $418,069 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards as of September 30, 2023:

	Shares of	Weighted Average
	Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2023	2,042,500	$2.50
Granted	2,218,508	0.96
Vested	(715,000)	2.42
Forfeited	(75,000)	2.08
Non-vested RSAs, September 30, 2023	3,471,008	$1.54

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

As of September 30, 2023, there was $4,246,243 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 2.72 years.

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) as of September 30, 2023:

Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSUs, January 1, 2023	3,000,000	$2.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested RSUs, September 30, 2023	3,000,000	$2.05

As of September 30, 2023, there was $3,240,067 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.09 years.

Stock-Based Compensation

During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $846,633 and $2,730,989, respectively, related to restricted stock awards, restricted stock units, warrants and stock options, of which $560,139 and $2,391,509, respectively, are included within selling, general and administrative expenses, and $286,494 and $339,480, respectively, are included within research and development expenses on the unaudited condensed consolidated statements of operations.

During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $922,311 and $3,208,778, respectively, related to restricted stock awards, restricted stock units, market-based awards, and stock options, of which $916,708 and $3,185,373, respectively, are included within selling, general and administrative expenses, and $5,603 and $23,405, respectively, are included within research and development expenses in the unaudited condensed consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents information related to stock-based compensation for the three and nine months ended September 30, 2023 and 2022:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common stock for services	$41,100	$—	$47,920	$53,421
Accrued issuable equity (common stock)	24,635	16,840	145,130	(29,360)
True up to accrued issuable equity	(83,485)	—	—	—
Amortization of stock options	56,067	23,959	140,983	66,377
Amortization of market-based awards	—	477,700	—	1,773,169
Amortization of restricted stock awards and units	808,316	403,812	2,396,956	1,345,171
Total	$846,633	$922,311	$2,730,989	$3,208,778

NOTE 14    SUBSEQUENT EVENTS

Common Stock

On October 6, 2023, the Company issued 273,723 shares of immediately vested common stock with a value of $109,489 as equity consideration pursuant to the terms of an agreement (the “Asset Purchase Agreement”) executed on October 6, 2022.

Prepaid Advance Liability

On November 7, 2023, the Company and Yorkville executed an amended Letter Agreement revising repayment terms, as follows:

a)	On or before December 31, 2023, the Company shall pay (i) $1,500,000 in principal, (ii) 5% payment premium and (iii) all outstanding accrued and unpaid interest.
b)	On or before January 31, 2024, the Company shall pay (i) $2,000,000 in principal, (ii) 5% payment premium and (iii) all outstanding accrued and unpaid interest.
c)	On or before March 1, 2024, the Company shall pay (i) the remaining principal amount, (ii) 5% payment premium and (iii) all outstanding accrued and unpaid interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 28, 2023, except as disclosed elsewhere in this Quarterly Report.

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

Recent Developments

Quarterly Revenues

The Company reported its fifth consecutive quarter of increasing trailing twelve months revenues.  Trailing twelve months revenues were $9,897,265 for the twelve months ended September 30, 2023.

Equity Financing

On September 15, 2023, the Company completed a public offering of 8,214,285 shares of common stock, priced at $0.35 per share, with gross proceeds of $2,875,000 less issuance costs of $588,230, for net proceeds of $2,286,770. See Note 13 – Stockholders’ Equity – Common Stock for further details.

Liability Repayment

On September 18, 2023, the Company repaid an aggregate amount of $1,839,731, consisting of a principal amount of $1,500,000, accrued interest in the amount of $264,731 and a payment premium in the amount of $75,000. See Note 9 - Prepaid Advance Liability for further details.

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared With Three and Nine Months Ended September 30, 2022

Revenue

Our revenues consisted of the following contract types:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales	$1,896,470	$1,369,857	$5,483,098	$2,100,120
Contract services	1,144,537	23,328	2,013,217	81,110
Total revenue	$3,041,007	$1,393,185	$7,496,315	$2,181,230

For the three months ended September 30, 2023 and 2022, we generated $3,041,007 and $1,393,185 of revenues from 18 and 16 customers, respectively, representing an increase of $1,647,822, or 118%. For the nine months ended September 30, 2023 and 2022, we generated $7,496,315 and $2,181,230 of revenues from 37 and 29 customers, respectively, representing an increase of $5,315,085, or 244%.

Revenue from product sales during the three months ended September 30, 2023 increased by $526,613 or 38% compared to the three months ended September 30, 2022. Revenue from product sales during the nine months ended September 30, 2023 increased by $3,382,978 or 161% compared to the nine months ended September 30, 2022. The increase in product sales during the three and nine months ended September 30, 2023, was primarily due to a significant increase in sales of patented Thermal Runway Shield (“TRS”) technology. Product sales also included sales of our component product and internal short circuit (“ISC”) battery cells and devices.

Revenue from contract services during the three months ended September 30, 2023 increased by $1,121,209 compared to the three months ended September 30, 2022. Revenue from contract services during the nine months ended September 30, 2023 increased by $1,932,107 or 2382% compared to the nine months ended September 30, 2022. Two contracts received during the nine months of 2023 generated $975,270 of contract service revenues. Our contract service revenues include certain research and development contracts and onsite engineering services.

Our customers and prospective customers are large organizations with multiple levels of management, controls/procedures, and contract evaluation/authorization. Furthermore, our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitment. Accordingly, the business activity cycle between expression of initial customer interest to shipping, providing contract services, acceptance and billing can be lengthy and unpredictable, which can influence the timing, consistency and reporting of sales growth.

Cost of Revenue

Cost of revenue consisted of the cost of our products as well as labor and overhead expenses directly related to product sales and research contract services.

Product mix plays an important part in our reported average margins for any period. Also, we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

For the three months ended September 30, 2023 and 2022, cost of revenue was $1,703,553 and $932,364, respectively, representing an increase of $771,189, or 83%. The increase corresponds to the increase in our revenue during the period. The gross margin percentage was 44% and 33% for the three months ended September 30, 2023 and 2022, respectively. The gross margin percentage increased due to the increase in higher margin revenue from contract services.

For the nine months ended September 30, 2023 and 2022, cost of revenue was $4,513,285 and $1,478,954, respectively, representing an increase of $3,034,331, or 205%. The increase corresponds to the increase in our revenue during the period. The gross margin percentage was 40% and 32% for the nine months ended September 30, 2023 and 2022, respectively. The gross margin percentage increased due to the increase in higher margin revenue from contract services.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery and related non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the three months ended September 30, 2023 and 2022, R&D expenses were $1,640,959 and $1,069,852, respectively, representing an increase of $571,107, or 53%. The increase during 2023 was comprised primarily of $515,634 related to planned increases in headcount in order to build future capacity, and $28,380 related to an increase in employee stock-based compensation for option awards.

For the nine months ended September 30, 2023 and 2022, R&D expenses were $4,873,841 and $2,790,683, respectively, representing an increase of $2,083,158 or 75%. The increase during 2023 was comprised primarily of $1,604,843 related to planned increases in headcount in order to build future capacity, amortization of prepaid cash consideration for Vibetech asset purchase agreement of $375,000, equity compensation for Vibetech asset purchase agreement of $128,650, rent expense of $42,948 for a new facility for R&D initiatives designed to build future revenue growth and $40,482 for depreciation expense, partially offset by a reduction in outsourced R&D costs.

We expect that our R&D expenses will increase as we expand our future operations, presuming that we raise adequate capital to do so.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of stock-based compensation, payroll taxes and other benefits, consulting fees, registration fees, office expenses, rent expense, directors’ and officers’ insurance, travel and entertainment, marketing and advertising, and filing fees.

For the three months ended September 30, 2023 and 2022, selling, general and administrative expenses were $4,793,523 and $4,349,373, respectively, an increase of $444,150, or 10%. The increase is primarily due to increases in depreciation and amortization expense of $486,724 primarily due to enhancements to our primary facility, labor costs of $240,766, various legal and professional fees of $107,912, software license and utility fees of $78,703, board compensation fees of $61,250, insurance fees of $50,044, franchise tax of $32,342, and office related expenses due to the increase in headcount of $21,997, partially offset by a decrease in marketing and advertising expenses of $416,140, and a decrease of $252,557 in stock-based compensation.

For the nine months ended September 30, 2023 and 2022, selling, general and administrative expenses were $15,546,915 and $12,210,458, respectively, an increase of $3,336,457, or 27%. The increase is primarily due to increases in labor costs of $1,279,768, depreciation and amortization expense of $1,086,541, consulting fees of $837,758, travel and entertainment costs to build future revenue growth of $218,348, software license and utility fees of $265,030, and costs to attend conferences and seminars of $152,888, partially offset by decreases in stock-based compensation of $793,866.

Other Expense

For the three months ended September 30, 2023 and 2022, net other expense was $465,246 and $628,181, respectively, representing a decrease of $162,935, or 26%. The change is primarily attributable to a $383,276 decline in interest expense primarily related to a note payable that was paid in 2022 and $158,675 decline in PPP loan forgiveness.

For the nine months ended September 30, 2023 and 2022, net other expense was $1,062,401 and $678,960, respectively, representing an increase of $383,441, or 56%. The change is primarily attributable to a $383,441 increase in interest expense primarily related to the prepaid advance liability that was entered into in September 2022, partially offset by a $158,675 decline in PPP loan forgiveness.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash balances of $1,167,315 and $10,333,563, respectively, and working capital (deficit) of $(6,355,104) and $6,055,477, respectively.

For the nine months ended September 30, 2023 and 2022, cash used in operating activities was $10,893,050 and $13,366,007, respectively. Our cash used in operations for the nine months ended September 30, 2023 was primarily attributable to our net loss of $18,500,127, adjusted for non-cash expenses in the aggregate amount of $4,968,456, as well as $2,638,621 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended September 30, 2022 was primarily attributable to our net loss of $14,977,825, adjusted for non-cash expenses in the aggregate amount of $4,072,738, and $2,460,920 of net cash used to fund changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2023 and 2022, cash used in investing activities was $993,699 and $2,772,568, respectively. Cash used in investing activities during the nine months ended September 30, 2023 was related to deposits paid for purchases of property and equipment of $621,107, purchases of property and equipment of $237,592, and an acquisition of intangible assets of $135,000. Cash used in investing activities during the nine months ended September 30, 2022 was related to deposits paid for equipment of $2,198,626 and purchases of property and equipment of $573,942.

For the nine months ended September 30, 2023 and 2022, cash provided by financing activities was $2,720,501 and $17,444,137, respectively. Cash provided by financing activities during the nine months ended September 30, 2023 was due to the proceeds from a public offering of $2,875,000 and a second Prepaid Advance of $2,000,000, partially offset by repayments of the Prepaid Advance of $1,575,000, payments of issuance costs in connection with the public offering of $320,250, repurchases of common stock of $229,249, and financing costs related to the SEPA of $30,000. Cash provided by financing activities during the nine months ended September 30, 2022 was due to proceeds from the Prepaid Advance of $10,573,068, proceeds from a promissory note of $4,750,000, proceeds from the exercise of warrants of $3,020,836, proceeds from the SEPA of $247,871, and proceeds from the exercise of options of $25,233, partially offset by repayments of the promissory note of $1,000,000, and payments of issuance costs related to the prepaid advance liability of $85,000, financing costs related to the SEPA for $72,800 and payments of issuance costs in connection with notes payable for $17,200.

Future cash requirements for our current liabilities include $5,971,238 for Prepaid Advances, $4,831,517 for accounts payable and accrued expenses and $172,569 for future payments under operating leases. The Company has also committed to spend $809,379 related to capital expenditures for automation equipment, and $500,000 in connection with an asset purchase agreement. There are no cash requirements for long-term liabilities as of September 30, 2023. The Company intends to meet these cash requirements from its current cash balance, proceeds from future financing activities and from future revenues.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. We have a history of recurring net losses, recurring use of cash in operations and declining working capital. On September 18, 2023, the Company paid an aggregate of $1,839,731 owed in connection with our prepaid advance liability consisting of $1,500,000 of principal, $264,731 of interest and $75,000 of payment premium costs. Pursuant to the amendment dated November 7, 2023, three additional payments consisting of $1,500,000, $2,000,000, and remaining principal of $2,471,238 and premium costs thereafter will be due on December 31, 2023, January 31, 2024, and March 1, 2024, respectively. As of the date of these financial statements, we have no commitments to obtain additional funding. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent upon our ability to obtain additional operating capital and ultimately achieve revenue growth and attain profitability.

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

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements included within this Quarterly Report for a summary of recently issued but not yet effective accounting pronouncements.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, we concluded that the preventative controls that we established around electronic payments (wires, EFT’s, ACH’s and credit card payments) were operating effectively and would ensure proper segregation of duties, thus remediating our prior material weakness related to the electronic payment process.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 28, 2023, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, which was filed with the SEC on August 16, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
1.1

Underwriting Agreement dated September 12, 2023, by and between KULR Technology Group, Inc. and the Benchmark Company LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 13, 2023)

10.1

Letter Agreement dated August 16, 2023, by and between KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2023)

10.2

Amendment Letter dated August 22, 2023, by and between KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2023)

10.3

Letter Agreement dated August 30, 2023, by and between KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2023)

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

Dated: November 14, 2023	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)