Form 10-K
period 2023-12-31
KULR Technology Group, Inc.
filed 2024-04-12
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $51,483,022 based on the closing price of $0.64 as of that date.

As of April 9, 2024, there were 172,869,307 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are not aware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

PART I

ITEM 1. BUSINESS

Overview and Market Opportunities

KULR Technology Group, Inc., through our wholly owned subsidiary KULR Technology Corporation, maintains expertise in three key technology domain areas: (1) energy storage systems and recycling, (2) thermal management solutions, and (3) rotary system vibration reduction. Historically, KULR, focused on thermal energy management solutions for space and Department of Defense (DoD) applications, with recent expansion into energy storage and vibration reduction markets as the logical next step. Combined, this energy management platform consists of high-performance thermal management technologies for batteries and electronics, AI-powered battery management and vibration mitigation software solutions, and reusable energy storage modules. Our mission is to advance and apply these technologies to make our world more sustainable by using less energy; using energy more efficiently; making energy consumption safer and cooler; using less materials to achieve these goals; and completing the circular economy through recycling.

Active government initiatives propelled by industry and regulatory tailwinds are increasing demand for energy storage, battery recycling and clean energy, resulting in an expanding total addressable market for KULR’s solutions. According to Precedence Research, global energy storage systems market is to grow from $210B in 2021 to $435B by 3030. Global lithium-ion battery recycling industry is to grow from $4.6B in 2021 to $22.8B by 2030, according to Market and Markets Research. Additionally, the domain driving the growth of KULR’s battery design and production capabilities is the private space exploration market sector, which requires highly custom, safe, and reliable energy storage systems, and is expected to reach $1,110.8B by 2030 according to CoherentMI. The Company’s disruptive technologies strive to fulfill an addressable $24 billion thermal management systems market (estimated based on market data projections published by Converged Markets stating that the thermal management systems market size was projected to grow to $24.8 billion by 2025). E-aviation growth and continued reliance on traditional aviation vehicles drives an aircraft maintenance market size that is expected to reach $127.2B by 2032, an increase from $82.7B in 2023, according to Precedence Research. KULR VIBE, the Company’s rotary system vibration reduction software, positions KULR to access this market area.

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

KULR ONE and KULR ONE Design Solutions (K1DS)

KULR’s primary technical domain that is shaping the future landscape of the Company is safe, high-performance energy storage solutions. To effectively support and provide energy storage solutions, a holistic approach is necessary. Batteries are an interdisciplinary technology which require:

(1)	Multi-disciplinary expertise to address related electrical, thermal, mechanical, and electrochemical requirements,
(2)	Cell supply access to top-tier OEMs,
(3)	Cell level testing capabilities to characterize performance, quality, and safety behavior at the cell level,
(4)	Expertise in early concept design, modeling, and analysis,
(5)	Rapid prototyping and production capabilities,
(6)	Pack and system level thermal, mechanical, electrical, and abuse testing capabilities,
(7)	Expertise in battery management, controls, and monitoring,

(8)	Ability to support beginning of life to end of life requirements for transport and recycling.

To address the need for a holistic approach, KULR developed a battery product and service portfolio over the course of the last decade that provides products, safety testing services, modeling and analysis services, electrical testing services, transport and recycling packaging and logistics, and battery design solutions. Collectively, this is referred to as KULR ONE Design Solutions (K1-DS), which is actively leveraged by the Company to facilitate engagement with customers no matter the battery life cycle phase they are in.

Currently, the primary aspects of K1-DS utilized by industry are product sales of trigger cells and TRS, the safety testing methodologies, and the utilization of the K1-DS platform as a whole to develop customized energy storage solutions.

Internally, KULR has leveraged K1-DS to develop off the shelf KULR ONE architectures which represent a groundbreaking innovation that is driving the world’s transition to a more sustainable electrification economy. These revolutionary designs offer a unique combination of cutting-edge features, including unparalleled safety, exceptional performance, intelligent functionality, modular construction, reliability, and customizability. The KULR ONE battery packs have been engineered to meet the exacting demands of the world’s most demanding applications. As of now, the Company is focused on the KULR ONE Space for space exploration, the KULR ONE Guardian for military applications, and the KULR ONE Max for rack-style grid energy storage systems, also referred to as Battery Energy Storage Systems (BESS). These architectures collectively offer a comprehensive solution that addresses the critical need for safe and reliable energy storage in a wide range of industries, from aerospace and defense to electric vehicles and consumer electronics. One of the key features of the KULR ONE family of battery packs is the modularity and consistency of the architectures. This allows for greater flexibility as customers can easily adjust the size and configuration of the battery pack to suit their specific application requirements while still also benefitting from testing previously conducted by the KULR team for their specific architecture. In addition to offering exceptional performance and reliability, the KULR ONE battery packs are also designed with safety as a top priority. They incorporate state-of-the-art thermal management technology to prevent overheating and ensure safe operation even in the most challenging environments. Overall, the KULR ONE family of battery packs, depicted with the following picture, is at the forefront of the global drive towards sustainable electrification. With its unparalleled combination of safety, performance, intelligence, modularity, reliability, and customizability, KULR ONE is positioned to revolutionize the way we think about energy storage and powering the world’s most demanding applications.

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

The Future is Energy + AI

We believe the future of KULR is Energy + AI. We are building our AI infrastructure on industry leading Nvidia and AMD semiconductor platforms, and they are hosted on a hybrid of private cloud and Microsoft Azure. As the world faces shortages of both technical expertise to design batteries and raw materials to build batteries, KULR aims to address this need with KULR ONE AI (K1AI). The Company is collecting large quantities of performance and safety test datasets for the most highly used commercial lithium-ion cells and combining that data with AI techniques to drive battery design and reduce engineering touch time to market. This product is to target the following markets:

●	Aerospace and defense systems, such as CubeSat batteries meeting JSC 20793 safety requirements by NASA
●	Power tools and industrial equipment
●	High-performance electric vehicles
●	Electric vertical take-off and landing (“eVOTL”)
●	Electric micro-mobility vehicles
●	Residential and commercial energy storage systems

Energy Storage

Lithium-ion batteries are the dominant technology on the market for energy storage because of their cost and availability but do carry well documented safety risks. While rare, cell to cell thermal runaway in lithium-ion batteries can cause a fire or explosion. For example, an explosion at Arizona Public Service’s McMicken battery plant injured four emergency responders in 2019 and overheating caused the 1.2 GWh Moss Landing storage facility in California to go off-line. To reach net zero by mid-century will require an additional 245 GWh of battery capacity each year until 2030, but incidents of the like distill trust in battery technologies and threaten to slow the pace which is needed to achieve decarbonization goals. KULR’s passive propagation resistant (PPR) and thermal runaway shield (TRS) technologies prevent cell to cell thermal runaway propagation and inhibit fire and ejecta of a single cell from exiting the battery enclosure, making battery energy storage packs safe for homes, hospitals, schools, and universities, and more. KULR is partnering with leaders in the energy storage industry such as Volta Energy Products, the subsidiary of Buffalo NY based parent company, Viridi, to increase deployments of safe, reliable, and durable energy storage safety systems to accelerate the broader energy transition.

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

New Facility and IT-Systems

KULR currently maintains three facilities of operations. KULR California, located at 4863 Shawline St, San Diego, CA., supports our fully automated battery cell screening line and remains the only U.S. automated facility capable of executing the test requirements of NASA Work Instruction 37(WI37). WI37 is the testing standard required for battery cells used on all manned missions for NASA. Additionally, the facility produces our patented Thermal Runaway Shields, Fiber Thermal Interface materials, Cathodes, Phase Change Materials, and heatsinks.

KULR, on February 1st, 2024, relocated the KULR Texas facility previously located at 1692 N. Texas Avenue, Webster, TX to a significantly larger facility located at 555 Forge River Road, Suite 100, Webster, TX. The previous location provided 4800 ft2, whereas the new facility provides 17,560 ft2 supporting the growth of our customer base and engineering team. The facility is conveniently located 2.1 miles from NASA Johnson Space Center and is surrounded by a large number of KULR existing and targeted customers. The facility will support research and development related activities for lithium-ion battery systems. This expanded space will provide room for additional personnel office space, an engineering design and prototyping sandbox, a 3D printing room, an electrical room for tab welding operations, an expanded CNC capability, Laser welding, Volume TRS manufacturing and a large warehouse for storage. Once fully operational, necessary actions will be completed to have the new location included in KULR’s existing ISO 9001 certification.

Our testing facility in San Leon, TX, will be consolidated into KULR Texas during the second quarter of 2024. This consolidation allows for maximum efficiency of operations of our engineering talent while creating a showcase of advanced Fractional Thermal Runaway Calorimetry (FTRC), Bomb Calorimetry, Thermal Modeling, Destructive Battery pack testing, and SafeCase verification testing. This new location provides for greater customer engagements both on site and via live feed internationally.

KULR has engaged with Managed Solutions to enhance our IT infrastructure and improve all aspects of Cybersecurity. As a sub-contractor for DOD programs, it is vital that KULR have state-of-the-art IT systems and controls. We believe the best path based on the current scale of the company is to outsource this activity to a professional IT services organization. The result of this activity was an improvement of our NIST score of over 140 points. Additionally, KULR has further increased its Cybersecurity initiatives by hiring FRSecure to act as a VCISO and provide continuous cyber threat training to our personnel. They also will audit our current level of threat sophistication and ensure any weak link is addressed immediately. See Item 1C - Cybersecurity for additional information.

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

Recent Developments

Revenues

The Company reported record annual revenues of $9.8 million for 2023, as compared to its previous record revenues of $4.0 million for 2022.

Liability Repayment

Subsequent to December 31, 2023, the Company repaid in full all remaining principal and interest owed in connection with the prepaid advance liability.

Equity Financing

On September 15, 2023, the Company completed a public offering of 8,214,285 shares of common stock, priced at $0.35 per share, with gross proceeds of $2,875,000 less issuance costs of $588,230, for net proceeds of $2,286,770.

On December 22, 2023, the Company completed a public offering of 5,175,000 shares of common stock, priced at $0.20 per share, with gross proceeds of $1,035,000 less issuance costs of $257,800, for net proceeds of $777,200.

Compliance with NYSE American Continued Listing Requirements

On December 20, 2023, the Company received a notice of noncompliance (the “Stockholders’ Equity Notice”) from NYSE Regulation (“NYSE”) stating that it is not in compliance with Section 1003(a)(i) in the NYSE American Company Guide (the “Company Guide”) since the Company reported stockholders’ equity of $1,200,172 at September 30, 2023, and losses from continuing operations and/or net losses in its five most recent fiscal years. Section 1003(a)(iii) of the Company Guide requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years.

As required by the Stockholders’ Equity Notice, on January 19, 2024, the Company submitted a plan (the “Plan”) to NYSE advising of actions it has taken or will take to regain compliance with the continued listing standards by June 20, 2025. NYSE staff will review the Company periodically for compliance with the initiatives outlined in the Plan. If the Company is not in compliance with the continued listing standards by June 20, 2025, or if the Company does not make progress consistent with the Plan during the Plan period, NYSE staff will initiate delisting proceedings as appropriate.

On March 5, 2024, the Company received a notification (the “Acceptance Letter”) from the NYSE American that the Company’s plan to regain compliance was accepted. The NYSE American has granted the Company a plan period through June 20, 2025 to regain compliance with Section 1003(a)(iii). If the Company is not in compliance with the continued listing standards by that date or if the Company does not make progress consistent with the plan during the plan period, the NYSE American may commence delisting procedures.

On February 12, 2024, the Company received a notice letter (the “Letter”) from NYSE stating that it is not incompliance with Section 1003(f)(v) of the Company Guide since the Company’s securities were trading at an average of less than $0.20 per share for 30 days. The Company intends to cure the stock price deficiency and return to compliance with NYSE continued listing standards, however, the Company can provide no assurance that this measure will be successful.

Issuance of Non-Convertible Series A Voting Preferred Stock

On January 26, 2024, the Board of Directors (“Board”) of the Company, following extensive strategic evaluation, including consultation with advisors, approved, authorized, and ratified the issuance of 730,000 shares of previously designated Non-convertible Series A Voting Preferred Stock to the Chairman and Chief Executive Officer of the Company, Michael Mo, subject to certain limitations as set forth below, for no consideration. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock was previously approved and authorized by a vote of the majority stockholders of the Company.

The issuance is subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event Michael Mo is removed from any position with the Company or resigns from all positions with the Company. This conditional arrangement is designed to ensure that the voting power conferred by the Non-convertible Series A Voting Preferred Stock remains tied to the active leadership of the Company. This underscores the Board’s commitment to maintaining alignment with the long-term interests of the Company and its stockholders.

The Independent Members of the Board have determined that the issuance represents a pivotal strategic move to reinforce and enhance the Company’s flexibility to optimize the Company’s negotiating position in any potential current and/or future engagements with commercial, financial, and/or strategic parties, and to provide defenses against potential hostile third-party actions.

Appointment of Officers and Management

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

Appointment of Chief Financial Officer

On March 31, 2023, the Company appointed a Chief Financial Officer (the “CFO”) and issued the CFO 1,500,000 shares of restricted stock. The restricted common stock had an aggregate grant date fair value of $1,380,000, and vests in five equal annual installments beginning March 31, 2024 based solely on continued service.

Management Equity Incentive Grants

On July 12, 2023, the Board unanimously approved an equity grant to the Chief Technology Officer, of 350,000 shares of restricted common stock. The restricted common stock had a grant date fair value of $266,000 and vests in four equal annual installments beginning on July 12, 2024.

Merchant Cash Advance Agreement

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) whereby the Company received $504,900 of cash (net of underwriting fees of $35,100) with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,143.75, beginning January 30, 2024. On February 26, 2024, the parties added an addendum to the agreement for an early payoff discount whereby the Company will owe $756,000 if paid by March 22, 2024, or $783,000 if paid by April 22, 2024.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) whereby the Company received $502,200 of cash (net of underwriting fees of $37,800) with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024.

Recent Shareholder Vote by Majority Written Consent

On February 9, 2024, the shareholders of the Company, acted by way of majority written consent (in lieu of a special meeting of stockholders) to approve resolutions authorizing the Company’s Board of Directors to take the following actions: (1) to issue shares of Common Stock to current or future engagements with commercial or strategic parties, which may result in issuances of over 20% of the issued and outstanding shares of Common Stock; (2) to amend the Company’s Bylaws to decrease the number of shares of Common

Stock needed to establish a quorum for meetings of stock holders to thirty-three-and-one-third percent (33 1/3%) of the outstanding voting securities of the Company; (3) to amend the Certificate of Incorporation of the Company to effect a reverse split within a ratio range between 1-for-2 and 1-for-80; (4) to issue shares of common stock, in connection with an existing financing facility, which may result in the potential issuance of over 20% of the issued and outstanding shares. The resolution was approved by shareholders holding in aggregate of 55.72% of outstanding shares as of February 9, 2024.

Sales and Marketing Strategy

The Company employs various channels to market and sell its products and solutions, including direct sales to customers, as well as sales through representatives and strategic partners. We believe that establishing direct relationships with key accounts allows for deeper technical interactions, faster turnaround times, and provides valuable feedback that helps inform product development and marketing efforts. To ensure that our target customers fully understand the unique features and benefits of our products and services, we organize technology day events. We use a combination of marketing approaches to reach prospects and customers, such as leveraging employee, representative, and strategic partner relationships, maintaining an informative website, attending industry conferences, and conducting market research. Recently, we expanded our direct sales and marketing teams, including Mr. Ted Krupp, a highly experienced professional with important relationships in the Aerospace and Defense sectors, as our new VP of Sales and Marketing. Looking ahead, we plan to further expand our direct sales team to enhance our key account coverage and support a growing representative and distributor network.

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

Intellectual Property and Patent Strategy

Our intellectual property strategy includes pursuing patent protection for new innovations in core carbon fiber architecture development, application development, acquisition of intellectual property, and licensing of third-party patents and intellectual property. As of December 31, 2023, we have six patents granted and assigned to KULR, an exclusive license to four third party patents, and ten pending nonprovisional and provisional patent applications.

Product and Services

In addition to KULR ONE and KULR VIBE, here are some of the technologies, products and services we offer to customers:

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

KULR SafeCase: This product was developed for the commercial transportation and storage of Li-ion batteries. It is an extension of the product jointly developed with NASA, the TRS Bags which safely store and transport Li-ion batteries to and in the International Space Station. The cases have been tested and granted special permits by the Department of Transportation (DOT) for shipment of Li-ion batteries up to 2.1KWh for shipment of batteries classified as DDR (damaged, defective or recall), recycling and prototype.

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

Employees

As of December 31, 2023, we had 57 full time employees and 3 contractors (after the Workforce Reduction discussed below). We believe that we maintain a good working relationship with our employees, and we have not experienced any significant labor disputes. In addition, KULR leverages outsource partners for IT management, Software Development, Battery Cell R&D, and Machine Automation. On January 9, 2024, the Company announced that it had completed a reduction of its total workforce of approximately 15% in an effort to allocate its resources to key business priorities to focus on improving the profitability of commercial customer engagements.

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

As of December 31, 2023, we held six U.S. patents and six non-provisional pending U.S. patent applications with expiration dates ranging from 2024 to 2035. In addition, KULR has exclusive license on four patents from its partnerships. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks, and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. We also have trademarks that are used in the conduct of our business to distinguish genuine KULR products; KULR has been granted trademarks for Class 9 and Class 17 applications.

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

KULR was formed in 2015 and KTC was formed in 2013. The Company, as a whole, has limited operating history. We have not yet demonstrated sales of products at a level capable of covering our fixed expenses. Since inception, we have demonstrated limited capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. Nor have we demonstrated the ability to generate sufficient sales to sustain the business. There can be no assurance that the Company will ever produce a profit.

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

KULR primarily sells engineered materials or products made with these materials to other companies for incorporation into their products. Although KULR’s technologies were previously used in numerous advanced space and industrial applications for NASA, there has been no significant incorporation of our materials or products into customer products that are released for commercial sale as of the date of this report. Because there is no demonstrated history of large-scale commercial success for our products, it is possible that such commercial success may never happen and that we will never achieve the level of revenues necessary to sustain our business.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business.

We anticipate that we will incur operating losses for the foreseeable future. We will need to raise substantial additional capital to fund our operations and if we are not successful in securing additional financing on acceptable terms, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

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

The conflict between Russia and Ukraine and the war between Israel and Hamas have resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how the conflicts will evolve or the timing thereof. If these conflicts continue for a significant time or further expand to other countries and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could have additional adverse effects on macroeconomic conditions, including but not limited to, increased costs, constraints on the availability of commodities, supply chain disruptions and decreased business spending. Furthermore, continuation of the conflicts could give rise to disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have limited experience in higher volume manufacturing that will be required to support profitable operations, and the risks associated with scaling to larger production quantities may be substantial.

We have limited experience manufacturing our products. We have established small-scale commercial or pilot-scale production facilities for our carbon-based thermal management products, but these facilities do not have the existing production capacity to produce sufficient quantities of materials for us to reach sustainable sales levels. At present, we rely on outsourced partners to produce high volume products. In order to develop internal capacity to produce much higher volumes, it will be necessary to produce multiples of existing processes or engineer new production processes in some cases. We have begun building up the scale of our automated battery cell facilities in our leased facility in San Diego but there is no guarantee that we will be able to economically scale-up our production processes to the levels required. If we are unable to scale-up our production processes and facilities to support sustainable sales levels, the Company may be forced to curtail or cease operations.

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

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. During 2023, we had 2 customers whose purchases, in the aggregate, accounted for 61% of total revenue. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity.

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

The Company’s operations and development are dependent upon the experience and knowledge of Michael Mo, our Chief Executive Officer, Shawn Canter, our Chief Financial Officer, Dr. William Walker, our Chief Technology Officer, Keith Cochran, our President and Chief Operating Officer, Ted Krupp, our Vice President of Sales, and Michael Carpenter, our Vice President of Engineering. If the services of any of these individuals should become unavailable, the Company’s business operations might be adversely affected. If several of these individuals became unavailable at the same time, the ability of the Company to continue normal business operations might be adversely affected to the extent that revenue or profits could be diminished, and you could lose all or a significant amount of your investment.

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

Recently, cost inflation stemming from the COVID-19 pandemic, the Ukraine/Russia crisis, the Israel/Hamas crisis, and other macroeconomic factors has caused prices to increase across various sectors of the economy. Any increase in the prices of our raw materials or energy might affect the overall cost of our products. If we are not able to raise our prices to pass on increased costs to our customers, we would be unable to maintain our existing profit margins. Our major cost components include items such as production materials and electricity, which items are normally readily available industrial commodities. During our history as a business, we have not seen any material impact on our cost structure from fluctuations in raw material or energy costs, but this could change in the future.

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

See Item 1C – Cybersecurity for a discussion of our information technology systems. We maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality, and integrity of such confidential information. Our internal information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing schemes intended to cause an unauthorized transfer of funds and other social engineering attacks, attachments to emails, persons inside our organization or persons with access to systems inside our organization.

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

Our internal control over financial reporting could in the future have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

We may be unable to continue as a going concern.

Management has concluded, and the report of our independent registered public accounting firm includes an explanatory paragraph stating, that there is substantial doubt about our ability to continue as a going concern for a period ending 12 months after the date of this filing. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our common shares and our ability to raise new capital or enter into partnerships to raise additional capital. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

On December 20, 2023, we received a letter (the “Letter”) from the staff of NYSE American stating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 was not in compliance with the NYSE American’s continued listing standards under Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(iii) of the Company Guide requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Company is now subject to the procedures and requirements of Section 1009 of the Company Guide. The Company submitted a plan to the NYSE American on January 19, 2024 advising of actions it has taken or will take to regain compliance with the continued listing standards by June 20, 2025. On March 5, 2024, we received a notification from the NYSE American that the Company’s plan to regain compliance was accepted. The NYSE American has granted the Company a plan period through June 20, 2025 to regain compliance with Section 1003(a)(iii). If the Company is not in compliance with the continued listing standards by that date or if the Company does not make progress consistent with the plan during the plan period, the NYSE American may commence delisting procedures.

On February 12, 2024, we received a letter from the staff of NYSE American LLC (the “Exchange”) stating that the Company’s securities’ performance of trading price is below compliance criteria pursuant to Section 1003(f)(v) of the NYSE American Company Guide, which the Exchange determined to be a 30-trading day average of less than $0.20 per share. The Company’s continued listing is predicated on it demonstrating sustained price improvement within a reasonable period of time, which the Exchange has determined to be no later than August 12, 2024, or otherwise effecting a reverse stock split of its common stock.

Our Common Stock will continue to be listed on the NYSE American while we attempt to regain compliance with the listing standard noted, subject to our compliance with other continued listing requirements. Our Common Stock will continue to trade under the symbol “KULR,” but will have an added designation of “.BC” to indicate that we are not in compliance with the NYSE American’s listing standards. The NYSE American notification does not affect our business operations or our SEC reporting requirements and does not conflict with or cause an event of default under any of our material agreements.

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

We may require additional capital to support business growth, and if capital is not available to us or is available only by diluting existing stockholders, our business, operating results and financial condition may suffer.

We may require additional capital to continue to develop and grow our business and operations, including responding to business opportunities, challenges or unforeseen circumstances, and we cannot be certain that additional financing will be available, which could limit our ability to grow and jeopardize our ability to continue our business operations. We fund our capital needs from available working capital; however, the timing of available working capital and capital funding needs may not always coincide, and the levels of working capital may not fully cover capital funding requirements. From time to time, we may need to supplement our working capital from operations with proceeds from financing activities. For instance, on May 13, 2022, we entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to an aggregate of $50,000,000 of our shares of common stock, par value $0.0001 per share, at our request, subject to terms and conditions specified in the SEPA. We may continue to opportunistically seek access to additional funds by utilizing the SEPA. There can be no assurance that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

If we raise additional funds through issuances of equity, our existing stockholders could experience significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our shares of common stock. Additionally, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

Further, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products or services and our inability to raise additional capital when needed on acceptable terms, if at all. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our business plans. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the war in Ukraine and the Israel-Hamas war, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine and the Israel-Hamas war, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations.

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

Our officers, directors and affiliates currently beneficially own approximately 13.7% of our outstanding Common Stock eligible to vote and 39.2% of the voting power of our voting stock. Such concentrated control of the Company may adversely affect the value of our Common Stock. If you acquire our Common Stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our Common Stock.

Our Chairman and CEO owns our Series A Voting Preferred Stock and will be able to exert significant control over matters subject to shareholder approval.

Michael Mo, our Chairman and CEO, currently beneficially owns common stock and Series A Voting Preferred Stock that provide him with 38.36% of the voting power of our voting stock. Therefore, even after further offerings, he will have the ability to substantially influence us through this ownership position. For example, he may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. His interests may not always coincide with our corporate interests or the interests of other shareholders, and he may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as he continues to own a significant amount of our equity, he will continue to be able to strongly influence or effectively control our decisions.

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

On January 26, 2024, our Board of Directors approved, authorized, and ratified the issuance of 730,000 shares of previously designated Non-convertible Series A Voting Preferred Stock to the Chairman and Chief Executive Officer of the Company, Michael Mo, for no consideration, subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event Michael Mo is removed from any position with the Company or resigns from all positions with the Company.

The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock was previously approved and authorized by a vote of the majority stockholders of the Company and reinforces and enhances the Company’s flexibility to optimize the Company’s negotiating position in any potential current and/or future engagements with commercial, financial, and/or strategic parties, and to provide defenses against potential hostile third-party actions. Each record holder of Non-convertible Series A Voting Preferred Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled to vote at any regular or special meeting of the shareholders or by written consent) equal to one-hundred (100) votes per share of Non-convertible Series A Voting Preferred Stock held by such record holder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies such as us are not required to provide the information required by this item.

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our customers, suppliers and subcontractors face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations.

Cyber partners are a key part of our cybersecurity infrastructure. KULR partners with leading cybersecurity companies, leveraging third-party technology and expertise. KULR engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in KULR’s environment.

KULR’s Chief Technology Officer (“CTO”), in conjunction with our third-party providers, is responsible for assessing and managing KULR’s cyber risk management program, informs senior Management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervises such efforts.

We deploy online cybersecurity training for employees and consider this a critical step in safeguarding the Company’s data and assets. The training provides employees with a baseline understanding of cybersecurity fundamentals to prevent security breaches and safely identify potential threats. The training techniques to strengthen our defensive stance against the increasing number and sophistication of cyberattacks worldwide include insider attacks, phishing and email attacks and data protection. Employee completion of cybersecurity training is tracked and monitored via an online administrative portal.

The Board of Directors oversees Management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Management regularly briefs the Board of Directors on our cybersecurity and information security posture, and the Board of Directors is apprised of cybersecurity incidents at quarterly Board of Directors meetings.

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology (“IT”) environment and customer-facing products. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We conduct an annual assessment of our practices and standards against the NIST CSF.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, risk and compliance reviews, and regular meetings with KULR executives. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform vulnerability testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and may continue to experience, cyber incidents in the normal course of our business. Although prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, there can be no assurance that we will not suffer a material loss in the future. For a description of the risks from cybersecurity threats that may materially affect the Company, see our risk factors under Item 1A. Risk Factors, including Significant disruptions of information technology systems, breaches of data security and other incidents could materially adversely affect our business, results of operations and financial condition.

ITEM 2. PROPERTIES

Our principal executive office is located at 4863 Shawline Street, San Diego, CA 92111, and the telephone number at such address is 408-663-5247. We also lease a facility located at 555 Forge River Road, Suite 100, Webster, TX 77598, primarily used for research and development.

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

Our common stock trades on the NYSE American LLC Exchange under the symbol “KULR.”

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

The following table sets forth, as of December 31, 2023, our securities authorized for issuance under any equity compensation plans approved by our stockholders:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise	compensation plans
	outstanding	price of	(excluding securities
	options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,722,716	$1.26	7,406,405
Equity compensation plans not approved by security holders	—	—	—
Total	3,722,716	$1.26	7,406,405

Stock Transfer Agent

Our stock transfer agent of our Common Stock is VStock Transfer LLC, located at 18 Lafayette Pl, Woodmere, NY 11598.

Common Shareholders

On April 9, 2024, we had approximately 116 record and street shareholders.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2023 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2023.

ITEM 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included in Item 8 in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in Item 1A “Risk Factors” in this Annual Report, and other factors that we may not know.

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

Recent Developments

Annual Revenues

The Company reported record annual revenues of $9.8 million for 2023, as compared to its previous revenues of $4.0 million for 2022.

Liability Repayment

Subsequent to December 31, 2023, the Company repaid in full all remaining principal and interest owed in connection with the prepaid advance liability.

Equity Financing

On September 15, 2023, the Company completed a public offering of 8,214,285 shares of common stock, priced at $0.35 per share, with gross proceeds of $2,875,000 less issuance costs of $588,230, for net proceeds of $2,286,770.

On December 22, 2023, the Company completed a public offering of 5,175,000 shares of common stock, priced at $0.20 per share, with gross proceeds of $1,035,000 less issuance costs of $257,800, for net proceeds of $777,200.

Issuance of Non-Convertible Series A Voting Preferred Stock

On January 26, 2024, the Board of Directors (“Board”) of the Company, following extensive strategic evaluation, including consultation with advisors, approved, authorized, and ratified the issuance of 730,000 shares of previously designated Non-convertible Series A Voting Preferred Stock to the Chairman and Chief Executive Officer of the Company, Michael Mo, subject to certain limitations as set forth below. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock was previously approved and authorized by a vote of the majority stockholders of the Company.

The issuance is subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event Michael Mo is removed from any position with the Company or resigns from all positions with the Company. This conditional arrangement is designed to ensure that the voting power conferred by the Non-convertible Series A Voting Preferred Stock remains tied to the active leadership of the Company. This underscores the Board’s commitment to maintaining alignment with the long-term interests of the Company and its stockholders.

The Independent Members of the Board have determined that the issuance represents a pivotal strategic move to reinforce and enhance the Company’s flexibility to optimize the Company’s negotiating position in any potential current and/or future engagements with commercial, financial, and/or strategic parties, and to provide defenses against potential hostile third-party actions.

Appointment of Officers and Management

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

Appointment of Chief Financial Officer

On March 31, 2023, the Company appointed a Chief Financial Officer (the “CFO”) and issued the CFO 1,500,000 shares of restricted stock. The restricted common stock had an aggregate grant date fair value of $1,380,000, and vests in five equal annual installments beginning March 31, 2024 based solely on continued service.

Management Equity Incentive Grants

On July 12, 2023, the Board unanimously approved an equity grant to the Chief Technology Officer, of 350,000 shares of restricted common stock. The restricted common stock had a grant date fair value of $266,000 and vests in four equal annual installments beginning on July 12, 2024.

Merchant Cash Advance Agreement

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) whereby the Company received $504,900 of cash (net of underwriting fees of $35,100) and paid finder’s fees in cash of $21,600 and finder’s fees to be issued in equity with an aggregate value of $16,200, with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,143.75, beginning January 30, 2024. On February 26, 2024, the parties added an addendum to the agreement for an early payoff discount whereby the Company will owe $756,000 if paid by March 22, 2024, or $783,000 if paid by April 22, 2024.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the lender mentioned above, whereby the Company received $502,200 of cash (net of underwriting fees of $37,800) and paid finder’s fees in cash of $21,600 and finder’s fees to be issued in equity with an aggregate value of $16,200, with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024.

Recent Shareholder Vote by Majority Written Consent

On February 9, 2024, the shareholders of the Company, acted by way of majority written consent (in lieu of a special meeting of stockholders) to approve resolutions authorizing the Company’s Board of Directors to take the following actions: (1) to issue shares of Common Stock to current or future engagements with commercial or strategic parties, which may result in issuances of over 20% of the issued and outstanding shares of Common Stock; (2) to amend the Company’s Bylaws to decrease the number of shares of Common Stock needed to establish a quorum for meetings of stock holders to thirty-three-and-one-third percent (33 1/3%) of the outstanding voting securities of the Company; (3) to amend the Certificate of Incorporation of the Company to effect a reverse split within a ratio range between 1-for-2 and 1-for-80; (4) to issue shares of common stock, in connection with an existing financing facility, which may result in the potential issuance of over 20% of the issued and outstanding shares. The resolution was approved by shareholders holding in aggregate of 55.72% of outstanding shares as of February 9, 2024.

Risks Associated with Ongoing Conflicts

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

Additionally, we do not have operations or material net sales in Israel or Gaza and we currently do not expect the recent hostilities in that region to have a material impact on our business.

We cannot predict how the events described above will evolve. If the events continue for a significant period of time or expand to other countries, and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A in this Form 10-K, including, but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Executive Officers

Effective as of August 4, 2023, Dr. Timothy Knowles resigned from the Board of Directors, as well as any other position that he occupied with the Company.

Consolidated Results of Operations

Year Ended December 31, 2023 Compared With Year Ended December 31, 2022

Revenue

Our revenues consisted of the following types:

	For the Years Ended
	December 31,
	2023	2022
Revenues Recognized at a Point in Time:
Product sales	$6,903,988	$2,643,325
Contract services	1,167,391	1,351,309
Total	8,071,379	3,994,634
Revenues Recognized Over Time:
Contract services	1,758,787	—
Total Revenues	$9,830,166	$3,994,634

For the years ended December 31, 2023 and 2022, we generated $9,830,166 and $3,994,634 of revenue from 53 and 36 customers, respectively, representing an increase of $5,835,532, or 146%.

Revenue from product sales during the year ended December 31, 2023 increased by $4,260,663 or 161% compared to the year ended December 31, 2022, reflecting the growth in the number of customers of 39 in 2023 from 33 in 2022. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit (“ISC”) battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials.

Revenue from contract services during the year ended December 31, 2023 increased by $1,574,869 or 117% compared to the year ended December 31, 2022. The increase in revenue for the year ended December 31, 2023 is primarily due to growth in customers of 17 in 2023 from 14 in 2022. This work includes unique engineering design and testing projects customized for specific customers.

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

Cost of Revenue

Cost of revenue consisted of the cost of our products as well as labor and production overhead expenses directly related to product sales or research contract services.

Product mix plays an important part in our reported average margins for any period. Because we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

For the years ended December 31, 2023 and 2022, cost of revenues was $6,164,310 and $1,630,527, respectively, representing an increase of $4,533,783, or 278%. The increase was primarily due to the increased number of customers and revenue during 2023, and the resultant cost increases from additional headcount and materials, and depreciation of automation equipment placed in service during 2023. Additionally, there was a $0.3 million write down of our inventory to net realizable value. The gross margin percentage was 37% in 2023, compared with 59% in 2022.

The margin on product sales was 26% and 44% for the years ended December 31, 2023 and 2022, respectively. The margin on contract services was 63% and 89% for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company had depreciation expense for new automation equipment and increased costs related to finished goods manufactured internally. In addition, the Company recorded an inventory write down that represented 2% of the related revenue.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery, including non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the years ended December 31, 2023 and 2022, R&D expenses were $6,195,400 and $4,196,313, respectively, representing an increase of $1,999,087 or 48%. The increase is primarily comprised of $1,980,948 related to planned increases in headcount in order to build future capacity, amortization of prepaid cash consideration related to the Vibetech asset purchase agreement of $375,000, stock-based compensation for equity awards of $142,684 and rent expense of $79,831 for a new facility for R&D initiatives designed to build future revenue growth, partially offset by a reduction in outsourced R&D costs of $649,492.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of stock-based compensation, marketing and advertising, salaries, payroll taxes and other benefits, Board compensation, accounting and tax, consulting fees, travel and entertainment, rent expense, office expenses, and legal and professional fees.

For the years ended December 31, 2023 and 2022, selling, general and administrative expenses were $19,882,402 and $16,453,776, respectively, an increase of $3,428,626, or 21%. The increase is primarily due to increases in labor costs of $1,564,020, depreciation and amortization expense of $1,512,509 due to expansion of our facility and equipment placed in service during 2023, consulting fees to build future revenue growth of $546,880, software license and utility fees of $350,689, and costs to attend conferences and seminars of $119,897, partially offset by a decrease in stock-based compensation of $814,965.

Other (Expense) Income

For the years ended December 31, 2023 and 2022, other expenses, net, were $1,281,610 and $1,150,497, respectively, representing an increase of $131,113 or 11%. The increase is primarily attributable to an increase in the amortization of debt discount of $218,405 associated with the prepaid advance liability, and a $158,675 decline in PPP loan forgiveness, partially offset by a $217,454 decrease in a cash repayment premium recorded in satisfaction of a note payable in September 2022.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash balances of $1,194,764 and $10,333,563, respectively, and working capital (deficit) of $(2,994,753) and $6,055,477, respectively.

For the years ended December 31, 2023 and 2022, cash used in operating activities was $11,965,388 and $17,354,125, respectively. Our cash used in operations for the year ended December 31, 2023 was primarily attributable to our net loss of $23,693,556, adjusted for non-cash expenses in the aggregate amount of $6,841,828, as well as $4,886,340 of net cash generated by changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2022 was primarily attributable to our net loss of $19,436,479, adjusted for non-cash expenses in the aggregate amount of $5,434,100, as well as $3,351,746 of net cash used to fund changes in the levels of operating assets and liabilities.

For the years ended December 31, 2023 and 2022, cash used in investing activities was $1,046,113 and $4,647,974, respectively. Cash used in investing activities during the year ended December 31, 2023 was related to deposits paid for purchases of property and equipment of $644,963, purchases of property and equipment of $266,150, and an acquisition of intangible assets of $135,000. Cash used in investing activities during the year ended December 31, 2022 was related to purchases of property and equipment of $2,682,970, deposits paid for purchases of property and equipment of $1,421,432 and acquisition of intangible assets of $543,572.

For the years ended December 31, 2023 and 2022, cash provided by financing activities was $3,872,702 and $17,472,361, respectively. Financing activities during the year ended December 31, 2023 consisted primarily of $3,227,702 for equity financing, net of issuance costs and the repurchase of common stock, $2,220,000 for debt financing, net of issuance costs and $1,575,000 for debt repayments. Financing activities for the year ended December 31, 2022 consisted primarily of $15,220,868 for debt financing, net of issuance costs, $3,074,293 for the exercise of warrants and stock options, $1,000,000 for debt repayments and $177,200 for equity financing.

As of December 31, 2023, future cash requirements for our current liabilities include $6,232,888 for accounts payable and accrued expenses, $1,609,200 for merchant cash advances, $1,323,963 for capital expenditures and $102,186 for future payments under operating leases. Future cash requirements for long-term liabilities include $250,000 for promissory notes. These factors raise substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these consolidated financial statements are issued.

Subsequent to December 31, 2023, the Company repaid in full the remaining balance of the prepaid advance liability, classified in the non-current liabilities section of our consolidated balance sheets. As of the filing date of this Form 10-K, there is no balance due on the prepaid advance. We intend to meet the rest of these cash requirements from our current cash balance, proceeds from the SEPA, proceeds from future financing activities and from future revenues, but the Company can provide no assurance that these initiatives will be successful.

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

On December 20, 2023, we received a Stockholders’ Equity Notice stating we are not in compliance with Section 1003(a)(iii) of the Company Guide since we reported stockholders’ equity of $1,200,172 at September 30, 2023, and losses from continuing operations and/or net losses in our five most recent fiscal years. On February 12, 2024, we received a Letter from NYSE stating we are not in compliance with Section 1003(f)(v) of the Company guide since our securities were trading at an average of less than $0.20 per share for 30 days.

Subsequent to December 31, 2023, the Company issued 40,276,430 shares of common stock, at purchase prices per share ranging from $0.13 to $0.41, pursuant to Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $8,326,457. Of the gross proceeds, $2,610,650 was retained by the Company to help fund operations. The remaining proceeds were applied against the remaining principal and accrued interest owed in connection with the Prepaid Advance Liability.

During the first quarter of 2024, the Company entered into two agreements whereby the Company received $1,007,100 of cash (net of underwriting fees of $72,900) with the obligation to repay a total of $1,609,200 over a total of thirty-two weekly payments. See Note 18 – Subsequent Events – Merchant Cash Advance Agreement for additional details.

On January 9, 2024, the Company announced that it had completed a reduction of its total workforce of approximately 15% in an effort to allocate its resources to key business priorities to focus on improving the profitability of commercial customer engagements.

On April 2, 2024, the Company received cash proceeds of $440,000 related to a Promissory Note comprised of an initial principal amount of $500,000 and discount of $60,000. The Promissory Note carries an annual interest rate of 0% and increases to 15% in the event of default, and shall be repaid in cash representing all outstanding principal and accrued and unpaid interest due on October 2, 2024, as defined by the terms of the agreement. See Note 18 – Subsequent Events – Promissory Notes for additional information.

On April 9, 2024, the Company received cash proceeds of $200,000 related to a Promissory Note which matures on the first anniversary of its issuance and carries an annual interest rate of 16%. In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount. See Note 18 – Subsequent Events – Promissory Notes for additional information.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our consolidated financial statements included within Item 8 of this Annual Report for a summary of recently issued and adopted accounting pronouncements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting as of December 31, 2023 was effective.

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter ended December 31, 2023, we concluded that the preventative controls that we established around electronic payments (wires, EFT’s, ACH’s and credit card payments) were operating effectively and would enable proper segregation of duties, thus remediating our prior material weakness related to the electronic payment process.

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

Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies with less than $100 million of revenue provide an exemption from the attestation requirement.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors and their ages are as follows:

Name	Age	Office
Michael Mo	53	Chief Executive Officer and Chairman
Shawn Canter	53	Chief Financial Officer
Dr. William Walker	34	Chief Technical Officer
Keith Cochran	58	President and Chief Operating Officer
Michael Carpenter	60	Vice President of Engineering
Dr. Joanna Massey	55	Lead Director
Morio Kurosaki	67	Director

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

Shawn Canter was appointed as Chief Financial Officer (“CFO”) effective as of March 31, 2023. Mr. Canter is a seasoned corporate executive and board member with over 25 years of experience leading teams in hands-on roles in both institutional and early/growth stage companies bringing solutions to complex situations. He gained significant financial and transactional experience as an executive in mergers and acquisitions (“M&A”) at Goldman Sachs and at Bank of America’s investment banking division where he also served as Chief Operating Officer of M&A. Mr. Canter will be responsible for financial management and driving a disciplined fiscal strategy while scaling the Company through its commercialization phase. Mr. Canter received a bachelor’s degree in economics and a master’s degree in organizational behavior from Stanford University, as well as a JD and an MBA from the University of Michigan.

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

Michael Carpenter serves as KULR’s Vice President of Engineering. Mr. Carpenter has been employed by ESLI since December 1983, serving as Director of the PCM Heatsink Group, Quality Manager, Facility Security Officer (FSO) in the Defense Industrial Security Program from 1988 to 1995. He also has been served as Safety Officer since he joined ESLI in 1983. Mr. Carpenter received his B.S. in Applied Mechanics from the University of California, San Diego in 1983.

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

Our board currently consists of three directors, Michael Mo, Morio Kurosaki, and Joanna Massey. Mr. Kurosaki and Dr. Joanna Massey are “independent” as defined under the NYSE American rules (as discussed below).

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2023, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements of Section 16(a), except that a Form 4 for Timothy Ray Knowles was filed late, resulting in the late disclosure of one transaction in his spouse’s shares over which Mr. Knowles does not have direct voting or dispositive control.

Nomination Process

As of December 31, 2023, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and there is no specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with the Board of Directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2023 and 2022 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2023 and whose total compensation for the 2023 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2023 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

				Stock	Option	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Earned
Michael Mo	2023	$333,649	$—	$—	$—	$333,649
Chief Executive Officer	2022	$306,159	$—	$1,443,000	$—	$1,749,159	(1)
Shawn Canter	2023	$188,369	$—	$1,380,000	$—	$1,568,369	(2)
Chief Financial Officer	2022	$—	$—		$—	$—
William Walker	2023	$223,703	$—	$266,000	$—	$489,703	(3)
Chief Technology Officer	2022	$151,250	$12,000	$309,000	$—	$472,250	(4)
(1)

Includes the incremental value of an equity modification for 1,500,000 shares of the Company’s common stock previously deemed to be earned upon achieving market capitalization milestones up to $4 billion, which will now vest in four equal increments over four years.

(2)

Includes cash compensation earned from date of hire March 31, 2023 through December 31, 2023. Also includes 1,500,000 shares of the Company’s common stock which vest in five equal increments over five years.

(3)	Includes 350,000 shares of the Company’s common stock which vest in four equal increments over four years.
(4)

Includes cash compensation earned from date of hire March 16, 2022 through December 31, 2022. Also includes 150,000 shares of the Company’s common stock which vest in four equal increments over four years.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We have not entered into employment agreements with our officers and directors and our Board of Directors has the sole discretion to pay salaries and incentive bonuses, including merit-based cash and equity bonuses.

During the year ended December 31, 2023, the Board, at the recommendation of the Compensation Committee, approved the following compensation for each of the following officers of the Company:

●	On February 2, 2023, the Board approved the appointment of Shawn Canter as the Chief Financial Officer. In connection with his appointment, the Board authorized an annual salary of $250,000 and granted Mr. Canter 1,500,000 shares of the company’s common stock, which shall vest in five equal annual installments.
●	On July 12, 2023, the Board granted Dr. William Walker 350,000 shares of the Company’s common stock, which shall vest in four equal annual installments.

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

Compensation of Directors

On November 1, 2022, the Board of the Company appointed a Lead Independent Director (“Lead Director”) and a non-Lead Independent Director (“non-Lead Director”) of the Board, to hold office until the earlier of the expiration of the term of office of the director whom they have replaced, successors are duly elected and qualified, or the earlier of such director’s death, resignation, disqualification, or removal. Furthermore, the Lead Director will receive annual cash compensation equal to $150,000 upon their appointment and the non-Lead Independent Director (“non-Lead Director”) will receive annual cash compensation equal to $95,000. Additionally, all independent Board members were granted 37,500 shares of common stock, which shares vested quarterly in 7,500 share installments and were fully vested as of December 31, 2023.

Compensation Recovery Policy

We have adopted a compensation recovery policy, effective as of November 29, 2023, that complies with the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Clawback Policy”). Subject to the terms of the Clawback Policy, the Clawback Policy requires us to recover certain cash or equity-based incentive compensation payments or awards made or granted to an executive officer in the event we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. See Exhibit 97 which includes our full Clawback Policy.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2023, for our named executive officers.

Outstanding Equity Awards
Stock Awards
	Number of Shares or Units of	Market Value of Units of
	Stock that have not vested	Stock that have not vested
Name	(#)	($)
Michael Mo (Chief Executive Officer)	1,125,000	$213,750
Shawn Canter (Chief Financial Officer)	1,500,000	285,000
Dr. William Walker (Chief Technology Officer)	450,000	85,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us who own more than 5% of the outstanding common stock as of the date of this annual report, and by our officers and directors as of April 9, 2024. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated, the address of each of the persons shown is c/o KULR Technology Group, Inc., 4863 Shawline Street, San Diego, CA 92111. Each record holder of Non-convertible Series A Voting Preferred Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled to vote at any regular or special meeting of the shareholders or by written consent) equal to one hundred (100) votes per share of Non-convertible Series A Voting Preferred Stock held by such record holder.

	Amount of
	Beneficial	Percentage	Vote With
Name of Beneficial Owner	Ownership	Ownership (1)	Series A
Michael Mo (2) - CEO and Chairman	21,155,110	12.27%	38.36%
Shawn Canter (3) - CFO	300,000	*
Dr. William Walker (4) - CTO	50,000	*
Keith Cochran (5) – President and COO	500,000	*
Michael Carpenter - VP of Engineering	500,000	*
Morio Kurosaki (6) - Director	557,500	*
Dr. Joanna Massey (7) - Director	67,500	*
All directors and executive officers as a group (7 persons)	23,130,110	13.64%	39.16%
Beneficial owners of more than 5%
Dr. Timothy Knowles (8) – Former Director, Executive Technical Fellow and Secretary	14,938,387	8.66%	6.09%

*   Less than 1%

(1)

The percent of class is based on 172,469,307 shares outstanding and entitled to vote, as of April 9, 2024, which excludes 131,162 treasury shares and 465,000 outstanding shares that are not vested and are not entitled to vote.

(2)

Consists of 19,755,110 shares held directly by Mr. Mo and 1,400,000 shares held jointly by Mr. Mo and his spouse, Linda Mo, and excludes shares held by Mr. Mo’s son Alexander Mo and shares held by Mr. Mo’s son Brandon Mo, over which shares Mr. Mo disclaims beneficial ownership, as Mr. Mo has no control over the dispositive or voting power over the shares and his sons no longer live in the same household as Mr. Mo. Does not include a restricted stock award of 1,500,000 shares of the Company’s common stock that does not vest within 60 days of April 9, 2024.

(3)	Does not include a restricted stock award of 1,200,000 shares of the Company’s common stock that does not vest or settle within 60 days of April 9, 2024.
(4)	Does not include 450,000 restricted stock grants that do not vest within 60 days of April 9, 2024.
(5)	Does not include a restricted stock award of 1,000,000 shares of the Company’s common stock that does not vest within 60 days of April 9, 2024.
(6)

Consists of 20,000 vested shares of common stock granted by the Company, on June 7, 2021, the effective date of Mr. Kurosaki’s appointment as a director of the Company, 37,500 vested shares of common stock granted by the Company on November 1, 2022, 400,000 shares of common stock acquired prior to being appointed director, and 100,000 shares held by IT-Farm Corporation, a Japanese venture and capital firm, of which Mr. Kurosaki is the founder and President.

(7)

Consists of 20,000 vested shares of common stock granted by the Company, on June 7, 2021, the effective date of Dr. Massey’s appointment as a director of the Company, 37,500 vested shares granted by the Company on November 1, 2022, and 10,000 shares of common stock acquired in open market purchases.

(8)

Consists of 14,268,027 shares held directly by Mr. Knowles, 670,360 shares held by Mr. Knowles’ wife, Marianne Knight who maintains all voting and dispositive control over shares she owns, and excludes 1,500,000 shares held by Mr. Knowles’ daughter, Sonja Irene Knowles, over which shares Mr. Knowles disclaims beneficial ownership, as Mr. Knowles has no control over the dispositive or voting power over the shares and his daughter no longer lives in the same household as Mr. Knowles.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below and compensation arrangements, including employment, and indemnification arrangements, discussed, there have been no transactions since January 1, 2022, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accounting firm for professional services rendered with respect to the fiscal years ended December 31, 2023 and 2022:

	For the Fiscal Year Ended
	December 31,
	2023	2022
Audit Fees	$339,025	$208,060
Tax Fees	—	—
Total	$339,025	$208,060

Audit Fees

Audit fees consist of fees billed for services rendered by Marcum LLP during the years ended December 31, 2023 and 2022 for the annual audit and quarterly reviews of our financial statements, as well as registration statements and comfort letters.

Tax Fees

Tax fees consist of fees billed for services rendered by our independent auditors during the years ended December 31, 2023 and 2022 in connection with the preparation and filing of our income tax returns.

Pre-Approval Policies

Our Audit Committee has adopted a policy governing the pre-approval by the Board of Directors of all services, audit and non-audit, to be provided to our Company by our independent auditors. Under the policy, the Audit Committee has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the Audit Committee by the independent auditors, and the independent auditors must advise the Audit Committee as to whether, in the independent auditor’s view, the request or application is consistent with the SEC’s rules on auditor independence.

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

10.31

Underwriting Agreement dated December 20, 2023 by and between KULR Technology Group, Inc. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 13, 2023)

10.32

Letter Agreement dated August 16, 2023, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2023)

10.33

Amendment Letter Agreement dated August 22, 2023, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2023)

10.34

Amendment Letter Agreement dated August 30, 2023, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2023)

10.35

Amendment Letter Agreement dated December 19, 2023, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2023)

10.36

Amendment Letter Agreement dated January 9, 2024, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2024)

10.37

Amendment Letter Agreement dated February 13, 2024, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2024)

21.1	List of Subsidiaries (3)

23.1*	Consent of Marcum LLP*

31.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Clawback Policy, effective November 29, 2023

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labels*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*

* Filed herewith.

**   Furnished herewith.

(1)	Previously filed as an exhibit to Form 8-K on June 12, 2017 and incorporated herein by this reference.
(2)	Previously filed as an exhibit on Form 10-12G on January 7, 2016 (File No.: 000-55564) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Form 8-K on June 19, 2017 and incorporated herein by this reference.
(4)	Previously filed on Form S-1 on June 28, 2016 (File No.: 333-212272) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to Form 8-K on November 3, 2016 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to Form 8-K on April 5, 2017 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Form 8-K on March 15, 2018 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Form 8-K on August 30, 2018 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Form 8-K on December 6, 2018 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to Form 8-K on January 7, 2019 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to Form S-8 on October 9, 2018 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to Form 8-K on April 3, 2019 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to Form 10-Q on May 14, 2019 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to Form 8-K on July 5, 2019 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to Form 8-K on December 5, 2019 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to Form 8-K on March 4, 2020 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to Form 8-K on July 21, 2020 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to Form 8-K on December 31, 2020 and incorporated herein by this reference.
(20)	Previously filed as an exhibit to Form 8-K on May 20, 2021 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to Form 8-K on May 16, 2022 and incorporated herein by this reference.
(22)	Previously filed as an exhibit to Form 8-K on June 3, 2022 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to Form 8-K on September 23, 2022 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to Form 8-K on October 6, 2022 and incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2024	KULR Technology Group, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	April 12, 2024
Michael Mo

By:	/s/ Shawn Canter	Chief Financial Officer	April 12, 2024
Shawn Canter

By:	/s/ Joanna Massey	Lead Director	April 12, 2024
Joanna Massey

By:	/s/ Morio Kurosaki	Director	April 12, 2024
Morio Kurosaki

KULR TECHNOLOGY GROUP INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

KULR Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KULR Technology Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit, has incurred losses from operations, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, CA

April 12, 2024

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current Assets:
Cash	$1,194,764	$10,333,563
Accounts receivable	901,672	1,542,118
Inventory	1,149,047	1,962,035
Inventory deposits	27,500	285,260
Prepaid expenses and other current assets	631,361	1,613,008
Total Current Assets	3,904,344	15,735,984
Property and equipment, net	4,698,144	3,193,041
Equipment deposits	1,332,436	3,514,937
Security deposits	10,228	60,441
Intangible assets, net	719,395	720,768
Right of use asset, net	129,202	328,941
Deferred financing costs, net	70,607	71,818
Total Assets	$10,864,356	$23,625,930

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$2,769,544	$1,408,017
Accrued expenses and other current liabilities	3,463,344	2,142,277
Accrued issuable equity	13,002	227,956
Lease liability, current portion	102,186	223,645
Prepaid advance liability, net of discount, current portion	—	5,655,612
Deferred revenue	551,021	23,000
Total Current Liabilities	6,899,097	9,680,507
Notes payable, non-current portion	250,000	—
Lease liability, non-current portion	—	97,958
Prepaid advance liability, net of discount, non-current portion	5,892,056	3,196,678
Accrued interest, non-current	5,899	157,054
Total Liabilities	13,047,052	13,132,197
Commitments and contingencies (Note 16)

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; none issued and outstanding at December 31, 2023 and 2022	—	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at December 31, 2023 and 2022	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at December 31, 2023 and 2022	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 134,031,669 and 133,900,507 shares issued and outstanding at December 31, 2023, respectively; 113,202,749 and 113,071,587 shares issued and outstanding at December 31, 2022, respectively	13,403	11,320
Additional paid-in capital	64,387,717	53,372,673
Treasury stock, at cost; 131,162 shares held at December 31, 2023 and 2022.	(296,222)	(296,222)
Accumulated deficit	(66,287,594)	(42,594,038)
Total Stockholders’ (Deficit) Equity	(2,182,696)	10,493,733
Total Liabilities and Stockholders’ (Deficit) Equity	$10,864,356	$23,625,930

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Revenue	$9,830,166	$3,994,634
Cost of revenue	6,164,310	1,630,527
Gross Profit	3,665,856	2,364,107

Operating Expenses
Research and development	6,195,400	4,196,313
Selling, general, and administrative	19,882,402	16,453,776
Total Operating Expenses	26,077,802	20,650,089
Loss From Operations	(22,411,946)	(18,285,982)

Other (Expense) Income
Interest expense	(718,420)	(935,874)
Gain on forgiveness of PPP loan and interest	—	158,675
Amortization of debt discount	(730,230)	(511,825)
Loss on debt extinguishment	—	(8,508)
Change in fair value of accrued issuable equity	167,040	147,035
Total Other Expense, net	(1,281,610)	(1,150,497)
Net Loss	$(23,693,556)	$(19,436,479)

Net Loss Per Share - Basic and Diluted	$(0.20)	$(0.18)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	117,820,740	105,655,773

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2023

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2023	113,202,749	$11,320	$53,372,673	131,162	(296,222)	$(42,594,038)	$10,493,733
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Investor Notices	4,078,971	408	4,466,219	—	—	—	4,466,627
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	905,833	90	165,036	—	—	—	165,126
Shares repurchased for payroll taxes and canceled	(175,000)	(17)	(229,232)	—	—	—	(229,249)
Common stock issued pursuant to the equity financing for cash, net of issuance costs (2)	13,389,285	1,339	3,062,631	—	—	—	3,063,970
Stock-based compensation:
Restricted stock awards granted	2,218,508	222	(222)	—	—	—	—
Unvested restricted stock awards canceled	(140,000)	(14)	14	—	—	—	—
Common stock issued for services	551,323	55	268,765	—	—	—	268,820
Amortization of restricted common stock	—	—	3,124,174	—	—	—	3,124,174
Amortization of stock options	—	—	157,659	—	—	—	157,659
Net loss	—	—	—	—	—	(23,693,556)	(23,693,556)
Balance - December 31, 2023	134,031,669	$13,403	$64,387,717	131,162	$(296,222)	$(66,287,594)	$(2,182,696)

(1)Represents gross proceeds of $166,337 less $1,211 amortization of deferred financing costs.

(2)Represents gross proceeds of $3,910,000 less issuance costs of $846,030.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	104,792,072	$10,479	$39,512,122	—	$—	$(23,157,559)	$16,365,042
Treasury stock held upon the vesting of restricted common stock	—	—	—	194,704	(439,728)	—	(439,728)
Treasury stock issued upon the exercise of options	—	—	(95,124)	(63,542)	143,506	—	48,382
Common stock issued upon the exercise of options	2,500	—	5,075	—	—	—	5,075
Common stock issued upon the exercise of warrants	2,416,668	242	3,020,594	—	—	—	3,020,836
Common stock issued pursuant to the SEPA and Supplemental SEPA agreements:
For cash, net of issuance costs (1)	160,782	16	249,002	—	—	—	249,018
In satisfaction of notes payable	94,458	9	149,991	—	—	—	150,000
For the repayment of prepaid advance liability(2)	5,375,269	538	6,440,305	—	—	—	6,440,843
Stock-based compensation:
Restricted stock awards	310,000	31	(31)	—	—	—	—
Common stock issued for services	51,000	5	109,845	—	—	—	109,850
Amortization of restricted stock units	—	—	1,945,272	—	—	—	1,945,272
Amortization of stock options	—	—	103,220	—	—	—	103,220
Amortization of market-based award	—	—	1,932,402	—	—	—	1,932,402
Net loss	—	—	—	—	—	(19,436,479)	(19,436,479)
Balance - December 31, 2022	113,202,749	$11,320	$53,372,673	131,162	$(296,222)	$(42,594,038)	$10,493,733
(1)	Represents gross proceeds of $250,000 less $982 for amortization of deferred issuance costs.
(2)	Represents gross proceeds of $6,693,976 less $253,133 for amortization of debt discount.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(23,693,556)	$(19,436,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	730,230	511,825
Non-cash lease expense	250,893	193,106
Loss on debt extinguishment	-	8,508
Depreciation and amortization expense	2,214,095	259,399
Gain on forgiveness of PPP loan and interest	—	(158,675)
Change in fair value of accrued issuable equity	(167,040)	(147,035)
Non-cash interest expense	—	576,932
Stock-based compensation	3,502,736	4,175,014
Provision for credit losses	16,978	15,026
Inventory write down	293,941	—
Changes in operating assets and liabilities:
Accounts receivable	623,473	(1,420,818)
Inventory	519,047	(1,770,724)
Inventory deposits	257,760	(3,072)
Prepaid expenses and other current assets	981,647	(1,324,836)
Security deposits	50,213	(1,500)
Accounts payable	754,056	658,715
Accrued expenses and other current liabilities	1,442,690	824,826
Lease liability	(270,571)	(205,034)
Deferred revenue	528,021	(109,303)
Total Adjustments	11,728,169	2,082,354
Net Cash Used In Operating Activities	(11,965,387)	(17,354,125)

Cash Flows From Investing Activities:
Deposits for purchase of property and equipment	(644,963)	(1,421,432)
Purchases of property and equipment	(266,150)	(2,682,970)
Acquisition of intangible assets	(135,000)	(543,572)
Net Cash Used In Investing Activities	(1,046,113)	(4,647,974)

Cash Flows from Financing Activities:
Proceeds from equity financing	3,910,000	—
Issuance costs on equity financing	(453,050)	—
Proceeds from the SEPA	—	250,000
Proceeds from prepaid advance liability	2,000,000	10,573,068
Issuance costs on prepaid advance liability	(30,000)	(85,000)
Repayments of prepaid advance liability	(1,575,000)	—
Proceeds from notes payable (1)	250,000	4,750,000
Issuance costs on notes payable	—	(17,200)
Repayments of note payable	—	(1,000,000)
Payment of financing costs incurred in connection with the SEPA	—	(72,800)
Repurchase of common stock	(229,249)	-
Proceeds from the exercise of stock options	—	53,457
Proceeds from the exercise of warrants	—	3,020,836
Net Cash Provided By Financing Activities	3,872,701	17,472,361

Net Decrease In Cash	(9,138,799)	(4,529,738)
Cash - Beginning of Year	10,333,563	14,863,301
Cash - End of Year	$1,194,764	$10,333,563
(1)	Face value of $5,000,000, less $250,000 original issue discount for 2022.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years Ended
	December 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$314,731	$86,062
Income taxes	$—	$—

Non-cash investing and financing activities:
Right of use asset for lease liability	$51,154	$—
Common stock held in treasury upon the vesting of restricted common stock	$—	$439,728
Original issue discount on prepaid advance liability	$105,263	$789,474
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Investor Notices	$4,466,627	$6,440,843
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices	$165,126	$—
Prepaid advance for repayment of note payable	$—	$3,850,000
Shares issued in satisfaction of note payable	$—	$150,000
Deposits applied to purchases of property and equipment	$2,827,464	$60,445
Additions to property and equipment included in accounts payable	$489,211	$294,794
Common stock issued in satisfaction of accrued issuable equity	$206,047	$—
Accrual of equity financing issuance costs	$392,980	$—
Deferred financing costs charged to additional paid-in capital	$1,211	$982

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS, AND RISKS AND UNCERTANTIES

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

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

Going Concern and Management’s Liquidity Plans

As of December 31, 2023, the Company had cash of $1,194,764 and working capital deficit of $2,994,753. During the year ended December 31, 2023, the Company incurred a net loss in the amount of $23,693,556 and used cash in operations of $11,965,387.

The Company’s primary source of liquidity has historically been cash generated from equity and debt offerings along with cash flows from revenue. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since the Company’s inception we have had a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

Future cash requirements for our current liabilities include $6,232,888 for accounts payable and accrued expenses, $1,609,200 for merchant cash advances (see Note 18 – Subsequent Events – Merchant Cash Advance Agreement), $1,323,963 for capital expenditures and $102,186 for future payments under operating leases. Future cash requirements for long-term liabilities include $250,000 for promissory notes. See Note 14 – Notes Payable for additional information. The non-current Prepaid Advance Liability balance (see Note 11 – Prepaid Advance Liability) of $5,892,056 was paid in full subsequent to December 31, 2023 from proceeds raised from the Company’s subsequent equity issuances.

On December 20, 2023, the Company received a notice of noncompliance from NYSE Regulation (“NYSE”) stating it is not in compliance with Section 1003(a)(iii) in the NYSE American Company Guide (the “Company Guide”) since the Company reported stockholders’ equity of $1,200,172 at September 30, 2023, and losses from continuing operations and/or net losses in its five most recent

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal years. On February 12, 2024, the Company received a second notice letter from NYSE stating it is not in compliance with Section 1003 (f)(v) of the Company guide since the Company’s securities were trading at an average of less than $0.20 per share for 30 days.

The factors above raise substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these condensed consolidated financial statements are issued.

Management’s plans to mitigate the factors which raise substantial doubt include (i) revenue growth, (ii) reducing operating expenses through careful cost management, (iii) raising additional funds through future financings, and (iv) negotiating an extension and/or conversion to equity of the Company’s prepaid advance liability (see Note 11 – Prepaid Advance Liability).

The Company’s ability to continue as a going concern is dependent upon its ability to successfully execute the aforementioned initiatives.

Subsequent to December 31, 2023, the Company issued 40,276,430 shares of common stock, at purchase prices per share ranging from $0.13 to $0.41, pursuant to Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $8,326,457. Of the gross proceeds, $2,610,650 was retained by the Company to help fund operations. The remaining proceeds were applied against the remaining principal and accrued interest owed in connection with the Prepaid Advance Liability. See Note 11 – Prepaid Advance Liability and Note 15 – Stockholders’ (Deficit) Equity for additional information.

During the first quarter of 2024, the Company entered into two agreements whereby the Company received $1,007,100 of cash (net of underwriting fees of $72,900) with the obligation to repay a total of $1,609,200 over a total of thirty-two weekly payments. See Note 18 – Subsequent Events – Merchant Cash Advance Agreement for additional details.

On January 9, 2024, the Company announced that it had completed a reduction of its total workforce of approximately 15% in an effort to allocate its resources to key business priorities to focus on improving the profitability of commercial customer engagements.

On April 2, 2024, the Company received cash proceeds of $440,000 related to a Promissory Note comprised of an initial principal amount of $500,000 and discount of $60,000. The Promissory Note carries an annual interest rate of 0% and increases to 15% in the event of default, and shall be repaid in cash representing all outstanding principal and accrued and unpaid interest due on October 2, 2024, as defined by the terms of the agreement. See Note 18 – Subsequent Events – Promissory Notes for additional information.

On April 9, 2024, the Company received cash proceeds of $200,000 related to a Promissory Note which matures on the first anniversary of its issuance and carries an annual interest rate of 16%. In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount. See Note 18 – Subsequent Events – Promissory Notes for additional information.

As of the date of the issuance of these consolidated financial statements, the Company has no additional commitments to obtain additional funding through future debt or equity financings, or that the Company will be able to obtain additional funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors indicate that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash and accounts receivable.  The Company’s concentrations of credit risk also include concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $694,763 and $9,833,541 as of December 31, 2023 and 2022, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue		Accounts Receivable
	For the Years Ended		As of	As of
	December 31,		December 31,	December 31,
	2023	2022	2023	2022
Customer A	51%	32%	*	61%
Customer B	9%	*	*	*
Customer C	*	*	14%	*
Customer D	*	13%	52%	34%
Customer E	*	*	20%	*
Customer F	*	42%	*	*
Total	60%	87%	86%	95%

*   Less than 10%

There is no assurance the Company will continue to receive significant revenue from any of these customers. Any reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer, or termination of agreements with significant customers, could materially harm the Company’s business and prospects. As a result of the Company’s significant customer concentrations, its gross profit and results from operations could fluctuate significantly due to changes in political, environmental, or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company’s significant customers.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Concentrations

The Company had vendors whose purchases of inventory individually represented 10% or more of the Company’s total purchases of inventory, as follows:

	For the Years Ended
	December 31,
	2023	2022
Vendor A	23%	*
Vendor B	15%	*
	38%	0%

*   Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of December 31, 2023 and 2022, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Inventory

The Company capitalizes inventory costs associated with products when future commercialization is considered probable, and a future economic benefit is expected to be realized. These costs consist of finished goods, raw materials, manufacturing – related costs, transportation and freight, and other indirect overhead costs.

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. During the year ended December 31, 2023, certain inventory was written down to its net realizable value by taking a charge to cost of revenue of $293,941. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the consolidated balance sheet. As of December 31, 2023 and 2022, inventory deposits were $27,500 and $285,260, respectively. Finished goods inventory is held on-site at the San Diego, California and Webster, Texas locations. Certain raw materials are held off-site with certain contract manufacturers.

Inventory at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Raw materials	$322,111	$1,075,310
Work-in-process	—	2,977
Finished goods	826,936	883,748
Total inventory	$1,149,047	$1,962,035

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 3 to 7 years (see Note 6 – Property and Equipment for additional details). Leasehold improvements are amortized over the shorter of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes costs attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. Vendor deposits toward the purchase of property and equipment are reflected as equipment deposits on the accompanying balance sheets.

The Company reviews property and equipment assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. As of December 31, 2023 and December 2022, the Company determined there was no impairment of property and equipment.

Intangibles

Intangible assets are stated at cost as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, using the straight-line method or another method that more fairly represents the utilization of the assets, as follows:

Estimated Useful Life
Patent	17.3 years
Intellectual property	5.0 years
Technology license	10.0 years

The Company periodically evaluates the remaining useful lives of our intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that its carrying value may not, based on future undiscounted cash flows or market factors, be recoverable. An impairment loss, the recorded amount of which would be based on the fair value of the intangible asset at the measurement date, would be recorded in the period in which the impairment determination was made. As of December 31, 2023 and December 31, 2022, the Company determined there was no impairment of intangible assets.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accrued expenses and other current liabilities, notes payable and Prepaid Advance Liability approximate fair values due to the short-term nature of these instruments.

Treasury Stock

The Company records repurchases of its own common stock at cost. Repurchased common stock is presented as a reduction of equity in the consolidated balance sheets. Subsequent reissuances of treasury stock are accounted for on a weighted average cost basis.  Gains resulting from differences between the cost of treasury stock and the re-issuance proceeds are credited to additional paid-in capital. Losses resulting from differences between the cost of treasury stock and the re-issuance proceeds are debited to additional paid-in capital.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Instruments

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If an embedded derivative is bifurcated from share-settled convertible debt, the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. If the conversion feature is not required to be accounted for separately as an embedded derivative, the convertible debt instrument is accounted for wholly as debt. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. Debt issuance and offering costs are recorded as debt discount, reducing the carrying value of the debt instrument, and are amortized as interest expense over the term of the convertible debt instrument using the effective interest method.

Accrued Issuable Equity

The Company records accrued issuable equity when it is contractually obligated to issue shares and there has been a delay in the issuance of such shares. Accrued issuable equity is recorded and carried at fair value with changes in its fair value recognized in the Company’s consolidated statements of operations. Once the underlying shares of common stock are issued, the accrued issuable equity is reclassified to equity as of the share issuance date at the then current fair value of the common stock.

Deferred Financing Costs

Direct, incremental fees incurred in connection with a debt or equity financing, are capitalized as deferred financing costs (a non-current asset) on the balance sheet. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital. If the completion of a contemplated financing was deemed to be no longer probable, the related deferred financing costs would be charged to general and administrative expense in the consolidated financial statements.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract services revenue that is recognized over time, may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Years Ended
	December 31,
	2023	2022
Revenues Recognized at a Point in Time:
Product sales	$6,903,988	$2,643,325
Contract services	1,167,391	1,351,309
Total	8,071,379	3,994,634
Revenues Recognized Over Time:
Contract services	1,758,787	—
Total Revenues	$9,830,166	$3,994,634

Deferred Revenue

As of December 31, 2023 and 2022, the Company had $551,021 and $23,000 of deferred revenue, respectively, from contracts with customers. The contract liabilities included in deferred revenue represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. During the year ended December 31, 2023, $3,000 was recognized for performance obligations satisfied in previous periods. During the year ended December 31, 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Deferred Labor Costs

As of December 31, 2023 and 2022, the Company had $41,625 and $34,402, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. Deferred labor costs represent costs incurred to fulfill the Company’s deferred contract service revenue. The Company will recognize the deferred labor costs as cost of revenue at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Shipping and Handling Costs

Shipping and handling fees billed to a customer in a sales transaction related are recorded as revenue. The Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. Costs incurred for shipping and handling are included as cost of revenue on the accompanying consolidated statements of operations.

Research and Development

Research and development include compensation and other expenses incurred in connection with the research and development of our CFV thermal management solution, high-areal-capacity battery electrodes, 3D engineering for a rechargeable battery, including non-cash stock-based compensation expenses. Research and development expenses are recognized as incurred.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2023 and 2022 were $1,801,144 and $874,398, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award since the fair value of the award is more readily determinable than the value of the services. The fair value of the award is measured on

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company generally issues new shares of common stock out of its authorized shares, but may issue treasury stock when available.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share, if applicable, is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(23,693,556)	$(19,436,479)

Denominator (weighted average quantities):
Common shares issued	120,756,776	107,683,574
Less: Treasury shares purchased	(131,162)	(125,015)
Less: Unvested restricted shares	(3,079,374)	(2,005,109)
Add: Accrued issuable equity	274,500	102,323
Denominator for basic and diluted net loss per share	117,820,740	105,655,773

Basic and diluted net loss per common share	$(0.20)	$(0.18)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2023	2022
Prepaid advance (1)	28,015,465	6,867,791
Unvested restricted stock awards	3,381,008	5,042,500
Restricted stock units	2,250,000	—
Options	722,716	640,216
Warrants	2,524,410	2,524,410
Total	36,893,599	15,074,917
(1)

Shares to be issued if the Company defaults on any of its cash payment obligations. The shares are estimated using the effective floor price at the end of each period (see Note 11 – Prepaid Advance Liability).

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 18 – Subsequent Events.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023 – 09 are effective for the Company on December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption to have any material effects on its financial condition, results of operation or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023–09.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s current accounting treatment under the current guidance. The guidance is effective for the Company in financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. Management does not expect the adoption of this pronouncement will have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023, using the modified retrospective approach and it did not have a material impact on its consolidated financial statements.

NOTE 3 – ASSET ACQUISITION

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

The Company paid the Cash Consideration of $1,000,000 on October 6, 2022, $500,000 on April 5, 2023 and $500,000 on October 5, 2023. In addition to total consideration, the seller has been employed by the Company with an annual salary of $216,000. If the Seller terminates his employment with the Company less than four years after the Asset Purchase Date for reasons other than severe health problems or other extenuating circumstances that would render the Seller unable to perform his employment obligations, the Seller is required to pay back to the Company a pro rata portion of the Cash Consideration (the “Clawback”), based upon the length of the Seller’s employment as percentage of the four year employment requirement. A partial year is considered a full year for purposes of calculating the Clawback amount.

The Company will issue the Equity Consideration in four equal installments of 279,852 common shares, valued as of the Asset Purchase Date at $1.34 per share, on the following dates: (i) October 5, 2023, (ii) October 5, 2024, (iii) October 5, 2025, and (iv) October 5, 2026, provided that the Seller has not terminated his employment with the Company as of the date of payment.

All of the Equity Consideration is contingent upon the continued employment of the Seller; further, 75% of the Cash Consideration is subject to Clawback, based on the term of the Seller’s employment by the Company. As such, an aggregate of $3,000,000 of the Total Consideration is accounted for as compensation, which will be recognized on a pro rata basis over the employment term requirement. During the years ended December 31, 2023 and 2022, the Company recognized compensation expense of $500,000 and $125,000, respectively, which are included within the research and development expenses in the consolidated statements of operations. The remaining $500,000 of Total Consideration was accounted for as consideration for the Acquired Assets.

Management determined that the remaining $500,000 of consideration attributable to fair value of the Acquired Assets was concentrated into a single identifiable asset, namely, intellectual property. As a result, this transaction was accounted for as an asset acquisition.

The Company incurred legal costs in connection with the execution of the Asset Purchase Agreement, in the aggregate amount of $43,572. The total cost of the intellectual property acquired of $543,572 is included in intangible assets on the accompanying consolidated balance sheet and is being amortized over its estimated useful life of 5 years (see Note 7 – Intangible Assets for additional details).

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 4, 2023, the Company entered into an agreement (the “Asset Purchase Agreement”) with a seller (the “Seller”), pursuant to which the Company purchased all of the assets, primarily intellectual property, of the Seller (the “Acquired Assets”) for consideration of $75,000 (the “Total Consideration”), which was paid in cash on May 11, 2023. In addition, the Seller has been employed by the Company. The total cost of the intellectual property acquired of $75,000 is included in intangible assets on the accompanying consolidated balance sheet and is being amortized over its estimated useful life of 5 years.

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

The Company determined that the transaction should be accounted for as an asset acquisition because substantially all of the fair value of the Acquired Assets is concentrated in a single asset. The total cost of the intellectual property acquired of $75,000 is included in intangible assets on the accompanying consolidated balance sheet and is being amortized over its estimated useful life of 5 years (see Note 7 – Intangible Assets for additional details).

NOTE 4 – INVENTORY DEPOSITS

Inventory deposits consist of amounts paid in advance to vendors to secure future deliveries of specific finished goods and raw materials which will be received and sold in future periods.

As of December 31, 2023 and December 31,2022, the Company had outstanding inventory deposits of $27,500 and $285,260, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2023 and 2022, prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2023	2022
Compensation costs	$375,000	$375,000
Deferred expenses	59,089	34,402
Security deposits	55,308	—
Dues and subscriptions	50,689	75,889
Insurance	32,606	12,776
Professional fees	24,125	25,787
Conferences and seminars	19,338	—
Vendor receivables	1,995	368,069
Marketing and sponsorships	1,512	574,636
Research and development	—	62,329
Other	11,699	84,120
Total prepaid expenses and other current assets	$631,361	$1,613,008

Prepaid marketing and sponsorship costs as of December 31, 2022, primarily consist of two sponsorship agreements with a marketing partner whereby the Company is required to make upfront payments which were amortized over the respective service periods of the agreements. As of December 31, 2023, the sponsorship costs were fully amortized.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

As of December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31,
	2023	2022	Estimated Useful Life
Construction in progress	$408,076	$1,428,217
Machinery & equipment	3,864,009	1,374,293	5 – 7 years
Leasehold improvements	2,043,672	345,709	Lesser of the useful life of the asset or remaining life of the lease
Computer equipment	212,616	152,699	3 years
Software	314,932	127,193	3 years
Research and development equipment	167,517	100,939	3 years
Research and development laboratory	101,053	—	10 years
Furniture and fixtures	6,968	6,968	5 years
	7,118,843	3,536,018
Less: accumulated deprecation	(2,420,699)	(342,977)
Property and equipment, net	$4,698,144	$3,193,041

Depreciation expense amounted to $2,077,722 and $219,643 for the years ended December 31, 2023 and 2022, respectively, which is included in cost of revenue, selling, general and administrative and research and development expenses in the consolidated statements of operations.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the following:

	December 31,
	2023	2022
Patent	$218,000	$218,000
Intellectual property	618,572	543,572
Technology license	60,000	—
	896,572	761,572
Less: accumulated amortization	(177,177)	(40,804)
Intangible assets, net	$719,395	$720,768

On October 5, 2022, the Company acquired intellectual property with an aggregate cost of $543,572 (see Note 3 – Asset Acquisition).  This long-lived intangible asset has a useful life of 5 years and is being amortized on a straight-line basis and tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

In February 2023, the Company entered into an agreement and paid $60,000 for exclusive use of a technology license. This long-lived asset has a useful life of ten years and is being amortized on a straight-line basis and tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

On May 4, 2023, the Company acquired intellectual property with an aggregate cost of $75,000 (see Note 3 – Asset Purchase). This long-lived intangible asset has a useful life of 5 years and is being amortized on a straight-line basis and tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

During the years ended December 31, 2023 and 2022, the Company recognized amortization expense related to intangible assets of $136,373 and $39,756, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining amortization period of the Company’s intangible assets is 7.3 years.  Future amortization of intangible assets is as follows:

For the Years Ending December 31,
2024	$142,293
2025	142,293
2026	142,293
2027	115,113
2028	23,579
Thereafter	153,824
$719,395

NOTE 8 – EQUIPMENT DEPOSITS

The Company entered into agreements with third party contractors for the design and construction of a battery packaging and inspection automation system, and automated robotic tending system. As of December 31, 2023 and 2022, the Company had outstanding deposits of $1,332,436 and $3,514,937, respectively, in connection with these agreements.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2023 and 2022, accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2023	2022
Professional fees	$1,875,000	$1,180,000
Payroll and vacation	504,748	464,453
Research and development	441,192	196,409
Refund due to customer	171,960	—
Inventory	145,949	58,804
Legal fees	117,640	2,000
Tools and supplies	28,663	—
Board compensation	23,750	122,500
Royalties	17,505	3,861
Marketing and advertising fees	—	3,999
Subscriptions	—	65,000
Other	136,937	45,251
Total accrued expenses and other current liabilities	3,463,344	2,142,277
Add: Accrued interest, non-current	5,899	157,054
Total	$3,469,243	$2,299,331

NOTE 10 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the years ended December 31, 2023 and 2022, is presented below:

	For the Years Ended
	As of December 31,
	2023	2022
Fair value at January 1	$227,956	$290,721
Additions	158,133	176,270
Cancellation of accrued issuable equity	—	(92,000)
Mark-to-market	(167,040)	(147,035)
Shares issued in satisfaction of accrued issuable equity	(206,047)	—
Fair value at December 31	$13,002	$227,956

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2023 and 2022, the Company entered into certain contractual arrangements for consulting services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $158,133 and $176,270, respectively, based on the quoted market prices of the shares.

During the year ended December 31, 2022, the Company cancelled certain of its accrued issuable equity obligations of an aggregate of 33,333 of its shares with an aggregate fair value of $92,000, due to a reduction in investor relation services.

During the year ended December 31, 2023, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 409,723 of its shares with an aggregate fair value of $206,047, remeasured as of the date of settlement based on the quoted market prices of the shares.

During the years ended December 31, 2023 and 2022, the Company recorded gains (losses) in the aggregate amount of $167,040 and $147,035, respectively, related to the changes in fair value of accrued issuable equity (see Note 16 – Stockholders’ (Deficit) Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of December 31, 2023 was $13,002, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

NOTE 11 – PREPAID ADVANCE LIABILITY

The Company’s prepaid advance liability consists of the following:

	Gross Amount of	Less:	Prepaid Advance
	Prepaid Advance	Debt	Liability,
	Liability	Discount	net of discount
Balance, January 1, 2022	$—	$—	$—
Proceeds from prepaid advance	15,000,000		15,000,000
Original issue discount on prepaid advance	789,474	(789,474)	—
Legal fees	—	(85,000)	(85,000)
Repayments in cash	—	—	—
Repayments pursuant to Investor Notices	(6,315,843)	—	(6,315,843)
Amortization of debt discount	—	253,133	253,133
Balance, December 31, 2022	9,473,631	(621,341)	8,852,290	(1)
Proceeds from prepaid advance	2,000,000	—	2,000,000
Original issue discount on prepaid advance	105,263	(105,263)	—
Legal fees	—	(30,000)	(30,000)
Repayments in cash	(1,575,000)	—	(1,575,000)
Repayments pursuant to Advance Notices	(52,806)	—	(52,806)
Repayments pursuant to Investor Notices	(4,032,658)	—	(4,032,658)
Amortization of debt discount	—	730,230	730,230
Balance, December 31, 2023	$5,918,430	$(26,374)	$5,892,056	(2)
(1)	The current portion of this liability was $5,655,612 as of December 31, 2022.
(2)	The current portion of this liability was $0 as of December 31, 2023.

On September 23, 2022, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to its Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Under the Supplemental Agreement, the Company may from time-to-time request advances of up to $15,000,000 (each, a “Prepaid Advance”) from Yorkville with a limitation on the aggregate amount of such advances of $50,000,000. At any time that there is a balance outstanding under a Prepaid Advance, the Company is not permitted to deliver Advance Notices (as defined in Note 16, Stockholders’ (Deficit) Equity) under the SEPA, without prior consent from Yorkville.

Pursuant to the terms of the Supplemental Agreement, Yorkville has the right to receive shares to pay down Prepaid Advances, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the balance of the Prepaid Advance at a price equal to the lower of (a) 135% of the volume weighted average price (“VWAP”) of the Company’s common stock on the day

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

immediately prior the closing of the Prepaid Advance, or (b) 95% of the lowest VWAP during the three days immediately prior to the Investor Notice.

Each Prepaid Advance accrues interest at 10% per annum, subject to an increase to 15% per annum upon events of default as defined and matures 12 months after the date of the closing of such advance. Any advance balance that remains outstanding at maturity must be repaid in cash.

On September 23, 2022, the Company recorded an initial Prepaid Advance liability in the amount of $15,789,474, which consisted of $15,000,000 of gross cash proceeds (the “Initial Advance”), plus an original issue discount of $789,474. Of the $15,000,000 Initial Advance amount, $3,850,000 was used to repay amounts due under a Note Purchase Agreement with Yorkville.  The Company incurred $85,000 of legal and professional fees in connection with its entry into the Supplemental Agreement. The original issue discount and legal and professional fees incurred were recorded as a debt discount, which is being amortized ratably over the term of the Initial Advance.

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

During the year ended December 31, 2023, the Company issued 4,078,971 shares of common stock, at purchase prices per share ranging from $0.57 to $1.20, pursuant to Investor Notices submitted by Yorkville for aggregate proceeds of $4,466,627. The proceeds were applied against the principal and interest due for the Prepaid Advance Liability in the aggregate amounts of $4,032,657 and $433,970, respectively.

During the year ended December 31, 2023, the Company recorded interest expense in the amount of $728,318 and recorded amortization of debt discount in the amount of $730,230 in connection with the Prepaid Advance liability.

On August 16, 2023, as amended on August 23, 2023, August 30, 2023, November 6, 2023 and December 19, 2023, the Company and Yorkville entered into letter agreements (the “Letter Agreement”), intended to supplement and modify the Supplemental Agreement to extend the repayment date of the Prepaid Advance Liability balance as follows: (i) an initial payment of $1,000,000 plus accrued interest as well as a 5% cash payment premium on or before December 31, 2023 or the date of the closing of any financing conducted by the Company (the “December Payment”); (ii) $2,000,000 on or before February 29, 2024 plus accrued interest as well as a 5% cash payment premium (the “February Payment”); (iii) the remaining principal amount of the Prepaid Advance Liability of $2,597,194 plus accrued interest as well as a 5% cash payment premium on or before April 30, 2024 (the “April Payment”).

On January 9, 2024, the Company entered into a letter agreement with Yorkville to defer the Company’s December 31, 2023 (the “December Payment”) payment of $2,000,000 plus accrued interest and a 5% cash payment premium until February 29, 2024. On February 13, 2024, the Company and Yorkville entered into another agreement to extend all payment due dates and defer all payment obligations to December 31, 2024. See Note 18 – Subsequent Events – Prepaid Advance Liability for additional details.

As of March 27, 2024, all remaining principal and accrued interest balances related to the Prepaid Advance Liability were repaid in full through the issuance of common stock (see Note 18 – Subsequent Events – Prepaid Advance Liability). Consequently, the outstanding balance as of December 31, 2023 is classified as non-current.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LEASES

On January 18, 2023, the Company entered into a new lease agreement for office space in Webster, Texas. The initial lease term is twelve months and thirteen days. Monthly rental payments under the new lease are $5,047, which is comprised of $4,245 of base rent plus $802 of common area maintenance fees. The Company determined that the value of the lease liability and the related right-of-use asset at inception was $51,154, using an estimated incremental borrowing rate of 5% (see Note 18 – Subsequent Events – Leases for information related to the new lease entered into subsequent to December 31, 2023).

On April 5, 2021, the Company entered into a new lease agreement for office space in San Diego, California, effective June 1, 2021.  The initial lease term is three years and there is an option to renew for an additional five years. Management does not expect to exercise its option to renew. Monthly rental payments under the new lease begin at $23,787, which is comprised of $18,518 of base rent plus $5,268 of common area maintenance fees, with annual escalation of 3.5% (see Note 18 – Subsequent Events – Leases for information related to the lease extension entered into subsequent to December 31, 2023).

The Company determined that the value of the lease liability and the related right-of-use asset at inception was $814,817, using an estimated incremental borrowing rate of 5% based on information available at the commencement date of the lease.

During the years ended December 31, 2023 and 2022, operating lease expense was $265,457 and $231,116 respectively. As of December 31, 2023, the Company did not have any financing leases.

Lease liabilities mature during the year ended December 31, 2024, as follows:

Amount
Total future minimum lease payments	$103,432
Less: amount representing imputed interest	(1,246)
Present value of lease liabilities	$102,186

The Company paid a security deposit of $50,213 in connection with the San Diego lease agreement which is recorded within the prepaid expenses and other current assets section of the balance sheet as of December 31, 2023.

Supplemental cash flow information related to the lease was as follows:

	For the Years Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$270,570	$205,034
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$51,154	$—

Weighted Average Remaining Lease Term (Years)
Operating leases	0.4 years	1.4 years
Weighted Average Discount Rate
Operating leases	5.0%	—

NOTE 13 – RELATED PARTY TRANSACTIONS

Effective August 26, 2022, the Company entered into an eight-month consulting agreement with the father of the Company’s Chief Technology Officer (the “Related Consultant”), which shall automatically renew for an additional four months unless otherwise terminated. During the years ended December 31, 2023 and 2022, expense recognized for services provided by the Related Consultant were $32,055 and $16,290, respectively, and is included within selling, general and administrative expenses in the consolidated statements of operations. On July 24, 2023, the Related Consultant accepted an employment offer by the Company, which became effective on August 7, 2023.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and December 31, 2022, the Company did not have material accounts payable outstanding with related parties.

NOTE 14 – NOTES PAYABLE

On November 29, 2023, the Company entered into an agreement (the “Promissory Note 1”) with an individual investor (the “Investor 1”), pursuant to which the Investor purchased a five-year Promissory Note with a principal amount of $150,000. The Promissory Note carries an interest rate of 15% per annum, with the first interest payment due on the one-year anniversary of the Promissory Note, and then every six months thereafter. The Company is required to repay the principal amount by the maturity date of November 29, 2028. There were no legal fees or issue discount associated with this Promissory Note.

On December 6, 2023, the Company entered into an agreement (the “Promissory Note 2”) with an individual investor (the “Investor 2”), pursuant to which the Investor purchased a five-year Promissory Note with a principal amount of $100,000. The Promissory Note carries an interest rate of 15% per annum, with the first interest payment due on the one-year anniversary of the Promissory Note, and then every six months thereafter. The Company is required to repay the principal amount by the maturity date of December 6, 2028. There were no legal fees or issue discount associated with this Promissory Note.

See Note 18 – Subsequent Events – Promissory Notes for information related to notes payable issued subsequent to December 31, 2023.

NOTE 15 – INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2023 and 2022 consists of the following:

	For The Years Ended
	December 31,
	2023	2022
Federal
Current	$—	$—
Deferred	(4,772,247)	(3,967,600)

State and Local
Current	—	—
Deferred	(405,473)	(1,133,600)
	(5,177,720)	(5,101,200)
Change in valuation allowance	5,177,720	5,101,200
Income tax provision	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2023	2022

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(3.5)%	(6.0)%
Permanent differences	0.9%	(0.1)%
Other and prior year true-ups	2.3%	0.9%
Rate and apportionment changes	(0.6)%	0.0%
Change in valuation allowance	21.9%	26.2%
Effective income tax rate	(0.0)%	0.0%

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2023	2022
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$12,665,029	$9,078,972
Research and development credit carryforwards	101,422	101,422
Capitalized research and development costs	1,949,748	953,675
Stock-based compensation	1,687,091	1,587,800
Property and equipment	87,018	(382,819)
Intangible assets	24,945	4,320
Debt discount	(1,436)	(16,384)
Accruals and other	50,149	59,260
Gross deferred tax assets	16,563,966	11,386,246
Valuation allowance	(16,563,966)	(11,386,246)
Deferred tax asset, net of valuation allowance	$—	$—

Changes in valuation allowance	$5,177,720	$5,101,200

At December 31, 2023 and 2022, the Company had federal net operating loss carry forwards of approximately $49.0 million and $32.3 million, respectively. At December 31, 2023, approximately $3.3 million of federal net operating losses will expire from 2033 to 2037, and approximately $45.7 million will have no expiration. At December 31, 2023 and 2022, the Company had state net operating loss carry forwards of approximately $33.3 million and $33.6 million, respectively, which will begin to expire in 2024.

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

No tax audits were commenced or were in process during the years ended December 31, 2023 and 2022. No tax related interest or penalties were incurred during the years ended December 31, 2023 and 2022. The Company’s federal and state income tax returns beginning with the year ended December 31, 2020 remain subject to examination.

NOTE 16 – STOCKHOLDERS’ (DEFICIT) EQUITY

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

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s stockholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2023, there were 7,601,405 shares available for issuance under the 2018 Plan.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each sale (an “Advance”) that the Company requests under the SEPA (via an “Advance Notice”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. Shares are sold under the SEPA at 98.0% of the average of the VWAPs during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance Notice to Yorkville. Advances are subject to certain limitations, including that Yorkville will not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance, or more than the amount of shares registered under the registration statement in effect at the time of the Advance. Further, the aggregate amount of shares purchased under the SEPA (as defined) could not initially exceed 19.9% of the Company’s outstanding common stock as of the date of the SEPA. See Note 18 – Subsequent Events – Prepaid Advance Liability for additional information regarding the lifting of the 19.9% restriction.

During the year ended December 31, 2023, the Company issued 905,833 shares of common stock pursuant to Advance Notices to repay $166,337 of the Prepaid Advance Liability, of which $113,531 was applied to accrued interest, and $52,806 was applied to principal.

See Note 11 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA and Note 18 – Subsequent Events – Prepaid Advance Liability for information related to subsequent common stock issuances pursuant to Advance Notices.

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

On November 5, 2018, the Company received a written consent of the majority of the stockholders to issue 1,000,000 shares of the Company’s Series A Preferred Stock to the Chief Executive Officer of the Company, if necessary, as a measure to protect the Company from an uninvited takeover. As of the date of filing, the shares of Series A Preferred Stock have not been issued. Please see Note 18 – Subsequent Events – Unregistered Sales of Equity Securities for additional information on the issuance of Series A Preferred Stock.

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

There are no Series B Convertible shares outstanding or available to issue at December 31, 2023.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are no Series C Convertible shares outstanding or available to issue at December 31, 2023.

Series D Convertible Preferred Stock

Holders of the Series D Preferred shall vote on an as-if-converted basis and are entitled to receive cumulative dividends annually at an annual rate equal to ten percent (10%).

There are no Series D Convertible shares outstanding or available at December 31, 2023.

Common Stock

During the year ended December 31, 2022, the Company issued an aggregate of 51,000 shares of immediately vested common stock with a grant date value of $109,850 for legal and consulting services.

During the year ended December 31, 2022, the Company issued an aggregate of 2,416,668 shares of common stock upon the exercise of warrants pursuant to which the Company received an aggregate of $3,020,836 of gross proceeds.

During the year ended December 31, 2023, the Company issued an aggregate of 551,323 shares of common stock valued at $268,820 for legal and consulting services, of which 189,963 shares valued at issuance at $227,956 were accrued at January 1, 2023 for services rendered in prior years.

During the year ended December 31, 2023, the Company issued an aggregate of 13,389,285 shares of common stock in public equity offerings for gross proceeds of $3,910,000 less issuance costs of $846,030.

Treasury Stock

As of December 31, 2023 and 2022, the Company has 131,162 shares held in treasury recorded at their cost of $296,222.

Warrants

A summary of warrants activity during the year ended December 31, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2023	2,524,410	$1.02
Issued	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2023	2,524,410	$1.02	2.0	$—
Exercisable, December 31, 2023	2,524,410	$1.02	2.0	$—

A summary of outstanding and exercisable warrants as of December 31, 2023 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	177,885	2.0	177,885
$1.00	2,346,525	2.0	2,346,525
	2,524,410	2.0	2,524,410

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to stock-based compensation for the years ended December 31, 2023 and 2022:

	For The Years Ended
	December 31,
	2023	2022
Common stock for services (includes accrued, unissued shares)	$220,903	$194,120
Amortization of stock options	157,659	103,220
Amortization of restricted stock awards and units	3,124,174	1,945,272
Amortization of market-based awards	—	1,932,402
Total	$3,502,736	$4,175,014

See Note 18 – Subsequent Events – Warrants for information related to warrants issued subsequent to December 31, 2023.

Stock Options

A summary of options activity (excluding market-based option awards) during the year ended December 31, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2023	640,216	$1.72
Granted	325,000	0.87
Forfeited	(242,500)	1.97
Outstanding, December 31, 2023	722,716	$1.26	2.6	$—

Exercisable, December 31, 2023	389,522	$0.74	1.2	$—

The following table presents information related to stock options (excluding market-based option awards) as of December 31, 2023:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.62 - $0.99	325,486	0.5	253,542
$1.21 - $1.50	155,000	4.0	46,250
$1.55 - $1.99	82,500	3.3	27,500
$2.05 - $2.44	159,730	2.9	62,230
	722,716	1.2	389,522

For the years ended December 31, 2023 and 2022, the weighted average grant date fair value per share of options was $0.52 and $1.23, respectively.

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Year Ended
	December 31,
	2023	2022
Risk free interest rate	3.92% - 5.40%	1.18% - 4.54%
Expected term (years)	0.5 – 3.5	3.5 – 3.9
Expected volatility	105% - 109%	104% - 116%
Expected dividends	0%	0%

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option forfeitures are accounted for at the time of occurrence. The expected term used is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of employee option grants. The Company utilizes an expected volatility figure based on the historical volatility of its common stock over a period of time equivalent to the expected term of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

As of December 31, 2023, there was $300,321 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards as of December 31, 2023:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2023	2,042,500	$2.50
Granted	2,218,508	0.96
Vested	(740,000)	2.41
Forfeited	(140,000)	2.06
Non-vested RSAs, December 31, 2023	3,381,008	$1.53

On March 31, 2021, the Company granted 2,000,000 restricted shares of common stock to the Company’s President and Chief Operating Officer with a grant date fair value of $5,220,000. The restricted shares vest in four (4) equal annual installments, the first installment of which vested on March 1, 2023. On March 31, 2023, and effective as of March 1, 2023, the Company withheld and cancelled 175,000 shares of its common stock to satisfy an aggregate of $229,249 of payroll tax withholdings and remittance obligations in connection with vesting of 500,000 shares of restricted stock, resulting in a net settlement of 325,000 shares. The withholding and cancellation of the 175,000 shares represented a retirement of shares at a price per share equal to $1.31, the closing price per share of our common stock on the trading day prior to the March 1, 2023, the effective date of the share cancellation.

During the year ended December 31, 2022, the Company issued as incentive shares to its employees, an aggregate of 250,000 shares of restricted common stock, of which, 75,000 shares were cancelled.

On March 31, 2023, the Company granted 1,500,000 restricted shares of common stock with a grant date fair value of $1,380,000 to the Company’s Chief Financial Officer. The restricted shares vest in five (5) equal annual installments.

During the year ended December 31, 2023, the Company granted RSAs of 668,508 restricted shares of common stock with an aggregate grant date fair value of $685,400 to employees which vest in four (4) equal annual installments.

During the year ended December 31, 2023, the Company issued 50,000 shares of restricted common stock for marketing services subject to a 180-day lock-up period.

As of December 31, 2023, there was $3,642,659 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 2.75 years.

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) as of December 31, 2023:

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
Non-vested RSUs, January 1, 2023	3,000,000	$2.05
Granted	—	—
Vested	(750,000)	—
Forfeited	—	—
Non-vested RSUs, December 31, 2023	2,250,000	$2.05

On March 1, 2021, in connection with the appointment of the Company’s Chief Operating Officer (the “COO”), the COO became eligible to receive of up to 1,500,000 shares of the Company’s common stock which would be earned based upon achieving certain market capitalization milestones up to $4 billion (the “Market-based RSU Award”). The grant date fair value of this award of $2,911,420 was determined using a Monte Carlo valuation model for market-based vesting awards, and was amortizable over each of the tranches’ prospective derived service period.

On June 10, 2021, the Chief Executive Officer (the “CEO”) received an option for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price of $2.60 per share (the “Market-based Option Award”, and together with the Market-based RSU Award, the “Market-based Awards”), which would be earned based upon achieving certain market capitalization milestones up to $4 billion. The grant date fair value of this award of $2,579,000 was determined using a Monte Carlo valuation model for market-based vesting awards, and was amortizable over each of the tranches’ prospective derived service period.

On November 1, 2022 (the “Modification Date”), the Board approved the termination of the Market-Based Awards and approved the grant of 1,500,000 restricted stock units (the “RSUs”) with a grant date fair value of $3,075,000, to each of the COO and CEO (the “Grantees”). The grant date value was determined using the stock price per share immediately preceding the Board approval of the grant. The RSUs will vest in four equal installments over the course of four years, the first of which vested on November 1, 2023.

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

As of December 31, 2023, there was $2,970,061 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.09 years.

Stock-Based Compensation

During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $3,502,736 and $4,175,014, respectively, related to restricted stock awards, restricted stock units, warrants and stock options, of which $3,227,782 and $4,136,494, respectively, are included within selling, general and administrative expenses, and $274,954 and $38,520, respectively are included within research and development expenses in the consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Patent License Agreement

During April 2023, the Company entered into a licensing agreement whereby the Company obtained an exclusive license to commercialize its patented Format Fractional Thermal Runaway Calorimeter. The agreement is effective as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay the following: (i) a cash payment of $60,000 payable upon the execution of the agreement (which was capitalized as an intangible asset and is being amortized over its useful life), and (ii) royalties of 5.5% on the net sales price of royalty-based products and services for each accounting period, as defined in the agreement, with minimum annual royalty payments of $20,000 beginning in the 2024 calendar year.

Appointment of Vice President, Sales

On January 16, 2023, the Company appointed a Vice President of Sales (the “VP of Sales”), and issued the VP of Sales 298,507 shares of restricted common stock. The restricted common stock had a grant date fair value of $400,000, and vests in four equal annual installments beginning January 16, 2024 based solely on continued service. The grant date fair value is being amortized ratably over the vesting period. In addition, the Company committed to a severance package of $250,000 and one-year of family health insurance if the VP of Sales is terminated without cause (as defined) within one year of hire.

NOTE 18 – SUBSEQUENT EVENTS

Prepaid Advance Liability

Subsequent to December 31, 2023, the Company issued 40,276,430 shares of common stock, at a purchase price per share ranging from $0.13 to $0.41, pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $8,326,457. Of the gross proceeds, $2,610,650 was retained by the Company to fund operations. The remaining proceeds were applied against the principal and interest owed in connection with the Prepaid Advance Liability. As of March 27, 2024, the Prepaid Advance Liability and related accrued interest has been repaid in full. See Note 11 – Prepaid Advance Liability for additional information.

On January 9, 2024, the Company had entered into a letter agreement with Yorkville to defer the Company’s December 31, 2023 (the “December Payment”) payment of $2,000,000 plus accrued interest and a 5% cash payment premium until February 29, 2024. On February 13, 2024, the Company entered into a letter agreement (the “Amendment Agreement”) with Yorkville to extend all payment due dates (including the December 2023, February 2024 and April 2024 payments) and to defer all payment obligations to December 31, 2024.

Under the terms of the Supplemental Agreement, the aggregate number of shares purchased under the SEPA could not initially exceed 19.9% of the Company’s outstanding common stock as of the date of the SEPA. Pursuant to its obligations under the agreement, on February 9, 2024, the Company obtained stockholder approval for the issuance of shares of common stock to Yorkville beyond the Exchange Cap.

Merchant Cash Advance Agreement

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) whereby the Company received $504,900 of cash (net of underwriting fees of $35,100), and paid finder’s fees in cash of $21,600 and finder’s fees to be issued in equity with an aggregate value of $16,200,with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,143.75, beginning January 30, 2024. On February 26, 2024, the parties added an addendum to the agreement for an early payoff discount whereby the Company will owe $756,000 if paid by March 22, 2024, or $783,000 if paid by April 22, 2024.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the lender mentioned above whereby the Company received $502,200 of cash (net of underwriting fees of $37,800), and paid finder’s fees in cash of $21,600 and finder’s fees to be issued in equity with an aggregate value of $16,200, with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unregistered Sales of Equity Securities

On January 26, 2024, the Board of Directors (“Board”), approved, authorized, and ratified the issuance of 730,000 shares of previously designated Non-convertible Series A Voting Preferred Stock to the Chairman and Chief Executive Officer of the Company, Michael Mo, for no consideration, subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event Michael Mo is removed from any position with the Company or resigns from all positions with the Company.

The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock was previously approved and authorized by a vote of the majority stockholders of the Company and reinforces and enhances the Company’s flexibility to optimize the Company’s negotiating position in any potential current and/or future engagements with commercial, financial, and/or strategic parties, and to provide defenses against potential hostile third-party actions.

Leases

On January 25, 2024, the Company entered into an amendment to the lease dated April 5, 2021 for the facility located at 4863 Shawline Street, San Diego, CA 92111. Pursuant to the amendment, the lease is extended for a period of eighteen months commencing June 1, 2024, and terminating November 30, 2025. Monthly rental payments under the amendment are $29,337.30.

On January 27, 2024, the Company entered into a new lease agreement for office space in Webster, Texas. The initial lease term is 63 months. Monthly rental payments under the new lease are $30,086, which is comprised of $21,950 of base rent and $11,136 of common area maintenance fees. No cash payments are due for the first three months of the lease.

Promissory Notes

On April 2, 2024, the Company entered into an agreement (the “Promissory Note”), with a lender (the “Lender”), pursuant to which the Lender purchased a promissory note with an initial principal amount of $500,000. The Company received cash proceeds of $440,000, resulting in a discount of $60,000, made up of an original issue discount of $50,000 and debt issuance costs of $10,000. The Promissory Note carries an annual interest rate of 0%, which shall increase to 15% in the event of default, and has a maturity date of October 2, 2024, after which all outstanding principal and accrued interest will become immediately due.

On April 9, 2024, the Company entered into a note purchase agreement pursuant to which the Company issued a promissory note with an initial principal amount of $200,000 and which matures on the first anniversary of its issuance. The Company received cash proceeds of $200,000.  The promissory note carries an annual interest rate of 16%.  In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount.

Warrants

As part of the January 2024 and February 2024 Merchant Cash Advance Agreements (see Merchant Cash Advance Agreement above), on April 9, 2024, the Company issued and delivered a total of 190,177 warrants to the FINRA-registered financial advisor that assisted with arranging the facility. The warrants grant the advisor the right to purchase one share of common stock for each warrant, at prices ranging from $0.14 per share to $0.19 per share, with a final expiration date of February 26, 2027.