Form 10-Q
period 2024-03-31
KULR Technology Group, Inc.
filed 2024-05-15
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 13, 2024, there were 182,677,224 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets:
Cash	$798,843	$1,194,764
Accounts receivable	983,310	901,672
Inventory	1,052,424	1,149,047
Inventory deposits	27,500	27,500
Prepaid expenses and other current assets	506,532	631,361
Total Current Assets	3,368,609	3,904,344
Property and equipment, net	4,178,059	4,698,144
Equipment deposits	1,332,436	1,332,436
Security deposits	98,371	10,228
Intangible assets, net	683,821	719,395
Right-of-use asset, net	1,590,004	129,202
Deferred financing costs, net	52,792	70,607
Total Assets	$11,304,092	$10,864,356

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,376,742	$2,769,544
Accrued expenses and other current liabilities	3,423,925	3,463,344
Accrued issuable equity	52,007	13,002
Lease liabilities, current portion	435,707	102,186
Notes payable, net of discount, current portion	744,024	—
Deferred revenue	243,830	551,021
Total Current Liabilities	7,276,235	6,899,097
Notes payable, non-current portion	250,000	250,000
Lease liabilities, non-current portion	1,188,259	—
Prepaid advance liability, net of discount, non-current portion	—	5,892,056
Accrued interest, non-current portion	—	5,899
Total Liabilities	8,714,494	13,047,052

Commitments and contingencies (Note 16)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 730,000 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	73	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 173,310,469 and 173,179,307 shares issued and outstanding at March 31, 2024, respectively; 134,031,669 and 133,900,507 shares issued and outstanding at December 31, 2023, respectively	17,331	13,403
Additional paid-in capital	74,164,886	64,387,717
Treasury stock, at cost; 131,162 shares held at March 31, 2024 and December 31, 2023	(296,222)	(296,222)
Accumulated deficit	(71,296,470)	(66,287,594)
Total Stockholders’ Equity (Deficit)	2,589,598	(2,182,696)
Total Liabilities and Stockholders’ Equity (Deficit)	$11,304,092	$10,864,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue	$1,749,104	$1,759,802
Cost of revenue	1,238,315	1,116,414
Gross Profit	510,789	643,388

Operating Expenses
Research and development	954,625	1,805,015
Selling, general, and administrative	4,212,898	5,099,091
Total Operating Expenses	5,167,523	6,904,106
Loss From Operations	(4,656,734)	(6,260,718)

Other (Expense) Income
Interest expense	(132,702)	(159,931)
Amortization of debt discount	(175,080)	(246,320)
Loss on debt extinguishment	(31,358)	—
Change in fair value of accrued issuable equity	(13,002)	64,108
Total Other Expense, net	(352,142)	(342,143)
Net Loss	$(5,008,876)	$(6,602,861)

Net Loss Per Share
- Basic and Diluted	$(0.04)	$(0.06)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	142,361,999	112,877,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	134,031,669	$13,403	$64,387,717	131,162	$(296,222)	$(66,287,594)	$(2,182,696)
Preferred stock issued for no consideration	730,000	73	—	—	(73)	—	—	—	—
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	—	—	21,798,830	2,180	6,052,650	—	—	—	6,054,830
Common stock issued for cash pursuant to Advance Notices (2)	—	—	19,228,351	1,923	2,904,490	—	—	—	2,906,413
Stock-based compensation:
Restricted stock awards exchanged for restricted stock units	—	—	(2,168,508)	(217)	217	—	—	—	—
Restricted stock units vested	—	—	384,627	38	(38)	—	—	—	—
Common stock issued for services	—	—	35,500	4	6,386	—	—	—	6,390
Amortization of restricted common stock	—	—	—	—	781,496	—	—	—	781,496
Amortization of stock options	—	—	—	—	32,041	—	—	—	32,041
Net loss	—	—	—	—	—	—	—	(5,008,876)	(5,008,876)
Balance - March 31, 2024	730,000	$73	173,310,469	$17,331	$74,164,886	131,162	$(296,222)	$(71,296,470)	$2,589,598

(1) Equity financing gross proceeds of $6,068,407 less issuance costs of $13,577.

(2) Equity financing gross proceeds of $2,910,651 less issuance costs of $4,238.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2023	113,202,749	$11,320	$53,372,673	131,162	$(296,222)	$(42,594,038)	$10,493,733
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Investor Notices	3,153,036	315	3,750,653	—	—	—	3,750,968
Shares repurchased for payroll taxes and canceled	(175,000)	(17)	(229,232)	—	—	—	(229,249)
Stock-based compensation:
Restricted stock awards granted	1,848,508	185	(185)	—	—	—	—
Unvested restricted stock awards canceled	(75,000)	(8)	8	—	—	—	—
Common stock issued for services	5,500	1	6,819	—	—	—	6,820
Amortization of restricted common stock	—	—	765,100	—	—	—	765,100
Amortization of stock options	—	—	40,605	—	—	—	40,605
Net loss	—	—	—	—	—	(6,602,861)	(6,602,861)
Balance - March 31, 2023	117,959,793	$11,796	$57,706,441	131,162	$(296,222)	$(49,196,899)	$8,225,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(5,008,876)	$(6,602,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	175,080	246,320
Non-cash lease expense	115,117	61,467
Loss on debt extinguishment	31,358	—
Depreciation and amortization expense	672,867	250,189
Change in fair value of accrued issuable equity	13,002	(64,108)
Stock-based compensation	845,930	920,155
Changes in operating assets and liabilities:
Accounts receivable	(81,638)	(112,582)
Inventory	96,623	292,401
Inventory deposits	—	20,876
Prepaid expenses and other current assets	124,829	474,677
Security deposits	(88,143)	(5,095)
Accounts payable	(425,563)	(715,200)
Accrued expenses and other current liabilities	(16,662)	559,944
Lease liability	(54,139)	(63,363)
Deferred revenue	(307,191)	(21,859)
Total Adjustments	1,101,470	1,843,822
Net Cash Used In Operating Activities	(3,907,406)	(4,759,039)

Cash Flows From Investing Activities:
Purchases of property and equipment	(13,400)	(298,490)
Acquisition of intangible assets	—	(60,000)
Net Cash Used In Investing Activities	(13,400)	(358,490)

Cash Flows from Financing Activities:
Proceeds from the SEPA	2,910,651	—
Proceeds from prepaid advance liability	—	2,000,000
Issuance costs on prepaid advance liability	—	(30,000)
Net proceeds from notes payable (1)	1,080,000	—
Issuance costs on notes payable	(116,100)	—
Repayments of notes payable	(349,666)	—
Net Cash Provided By Financing Activities	3,524,885	1,970,000
Net Decrease In Cash	(395,921)	(3,147,529)
Cash - Beginning of Period	1,194,764	10,333,563
Cash - End of Period	$798,843	$7,186,034

(1) Face value of $1,609,200, less $529,200 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$314,731	$—
Taxes	$—	$—

Non-cash investing and financing activities:
Right-of-use asset for lease liability	$1,575,919	$51,154
Shares repurchased for payroll taxes (not paid as of period-end) and canceled	$—	$229,249
Restricted stock awards converted to restricted stock units	$217	$—
Restricted stock units vested	$38	$—
Original issue discount on indebtedness	$529,200	$105,263
Common stock issued pursuant to Investor Notices in satisfaction of prepaid advance liability and interest	$—	$3,750,968
Common stock issued pursuant to Advance Notices in satisfaction of prepaid advance liability and interest	$6,054,830	$—
Deposits applied to purchases of property and equipment	$—	$2,276,451
Additions to property and equipment included in accounts payable	$32,765	$202,554
Additions to property and equipment included in accrued purchases	$71,043	$—
Deferred financing costs charged to additional paid-in capital	$17,815	$—
Accrued underwriting fees for notes payable	$18,916	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1    ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both high performance aerospace and Department of Defense (“DOD”) applications, such as space exploration, satellite communications, and underwater vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, fifth generation (“5G”) communication, cloud computer infrastructure, consumer and industrial devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 12, 2024. The accompanying condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited financial statements included in the Form 10-K.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2023, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Going Concern and Management’s Liquidity Plans

As of March 31, 2024, the Company had cash of $798,843 and working capital deficit of $3,907,626. For the three months ended March 31, 2024, the Company incurred a net loss of $5,008,876 and used cash in operating activities of $3,907,406.

The Company’s primary source of liquidity has historically been cash generated from equity and debt offerings along with cash flows from revenue. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since the Company’s inception we have had a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

Future cash requirements for our current liabilities include $5,800,667 for accounts payable and accrued expenses, $1,259,534 for merchant cash advances (see Note 9 – Notes Payable), $981,371 for capital expenditures and $435,707 for future payments under operating leases. Future cash requirements for long-term liabilities include $250,000 for unsecured promissory notes.

On December 20, 2023, the Company received a notice of noncompliance from NYSE Regulation (“NYSE”) stating it is not in compliance with Section 1003(a) (iii) in the NYSE American Company Guide (the “Company Guide”) since the Company reported stockholders’ equity of $1,200,172 at September 30, 2023, and losses from continuing operations and/or net losses in its five most recent fiscal years. On February 12, 2024, the Company received a second notice letter from NYSE stating it is not in compliance with Section 1003 (f) (v) of the Company guide since the Company’s securities were trading at an average of less than $0.20 per share for 30 days.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 5, 2024, the Company received a notification from the NYSE that the Company’s plan to regain compliance with Section 1003 (a) (iii) of the Company Guide was accepted and so long as the Company meets its interim objectives, the Company will have until June 20, 2025, to regain compliance with the minimum stockholders’ equity requirement. On May 1, 2024, the Company received a notification from the NYSE stating that the Company had regained compliance with Section 1003 (f) (v) of the Company Guide given the increase in the trading price of the Company’s securities.

The factors above raise substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these condensed consolidated financial statements are issued.

Management’s plans to mitigate the factors which raise substantial doubt include (i) revenue growth, (ii) reducing operating expenses through careful cost management, and (iii) raising additional funds through future financings.

The Company’s ability to continue as a going concern is dependent upon its ability to successfully execute the aforementioned initiatives.

On April 2, 2024, the Company received cash proceeds of $440,000 related to an unsecured Promissory Note comprised of an initial principal amount of $500,000 and discount of $60,000, for cash proceeds of $440,000. The Promissory Note carries an annual interest rate of 0% and increases to 15% in the event of default and shall be repaid in cash representing all outstanding principal and accrued and unpaid interest due on October 2, 2024, as defined by the terms of the agreement. See Note 12 – Subsequent Events – Promissory Notes for additional information.

On April 9, 2024, the Company received cash proceeds of $200,000 related to an unsecured Promissory Note which matures on the first anniversary of its issuance and carries an annual interest rate of 16%. In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount. See Note 12 – Subsequent Events – Promissory Notes for additional information.

Subsequent to March 31, 2024, and through May 13, 2024, the Company issued a total of 9,453,767 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $4,321,479. See Note 12 – Subsequent Events – Standby Equity Purchase Agreement for additional information.

As of the date of the issuance of these condensed consolidated financial statements, the Company has no additional commitments to obtain additional funding through future debt or equity financings, or assurance the Company will be able to obtain additional funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors indicate that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $298,843 and $694,763 as of March 31, 2024 and December 31, 2023, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue		Accounts Receivable
	For the Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2024	2023	2024	2023
Customer A	35%	*	16%	*
Customer B	13%	*	23%	52%
Customer C	*	86%	*	*
Customer D	*	*	15%	*
Customer E	*	*	13%	*
Customer F	*	*	12%	*
Customer G	*	*	*	20%
Customer H	*	*	*	14%
Total	48%	86%	79%	86%
*	Less than 10%

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

Vendor Concentrations

The Company had vendors whose purchases of inventory individually represented 10% or more of the Company’s total purchases of inventory, as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Vendor A	14%	*
Vendor B	*	12%
	14%	12%
*	Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of March 31, 2024 and December 31, 2023, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Inventory

The Company capitalizes inventory costs associated with products when future commercialization is considered probable, and a future economic benefit is expected to be realized. These costs consist of finished goods, raw materials, manufacturing-related costs, transportation and freight, and other indirect overhead costs.

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the consolidated balance sheet. As of March 31, 2024 and December 31, 2023, inventory deposits were $27,500. Finished goods inventory is held on-site at the San Diego, California and Webster, Texas locations. Certain raw materials are held off-site with certain contract manufacturers.

Inventory at March 31, 2024 and December 31, 2023 was comprised of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$311,091	$322,111
Finished goods	741,333	826,936
Total inventory	$1,052,424	$1,149,047

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

The following table summarizes the Company’s revenue recognized by type of contract in its condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2024	2023
Revenue Recognized at a Point in Time:
Product sales	$615,093	$1,629,258
Contract services	516,471	130,544
Total	1,131,564	1,759,802
Revenue Recognized Over Time:
Contract services	617,540	—
Total Revenue	$1,749,104	$1,759,802

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(5,008,876)	$(6,602,861)

Denominator (weighted average quantities):
Common shares issued	143,496,225	115,055,115
Less: Treasury shares purchased	(131,162)	(131,162)
Less: Unvested restricted shares	(1,071,495)	(2,170,717)
Add: Accrued issuable equity	68,431	124,000
Denominator for basic and diluted net loss per share	142,361,999	112,877,236

Basic and diluted net loss per common share	$(0.04)	$(0.06)

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
Unvested restricted stock awards	712,500	3,276,008
Restricted stock units	4,268,881	3,000,000
Options	670,216	765,216
Warrants	2,524,410	2,524,410
Total	8,176,007	9,565,634

Operating Leases

The Company leases properties under operating leases. For leases in effect upon adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” at January 1, 2020, and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset. The Company elected the accounting policy to include both the lease and non-lease components of the agreements as a single component and account for them as a lease.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Subsequent Events

The Company has evaluated subsequent events through the date on which these unaudited condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 12 – Subsequent Events.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023 – 09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

does not expect the adoption to have any material effects on its financial condition, results of operation or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023–09.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for the Company in financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted this ASU on January 1, 2024, and the adoption did not have a material impact on its condensed consolidated financial statements.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
Compensation costs	250,000	$375,000
Deferred expenses	132,846	59,089
Security deposits	5,095	55,308
Professional fees	33,752	24,125
Insurance	32,584	32,606
Dues and subscriptions	16,572	50,689
Vendor receivables	8,794	1,995
Conferences and seminars	335	19,338
Investor relationships	—	1,512
Other	26,554	11,699
Total prepaid expenses and other current assets	$506,532	$631,361

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4  –  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Professional fees	$2,003,611	$1,875,000
Payroll and vacation	454,599	504,748
Research and development	441,192	441,192
Refund due to customer	—	171,960
Inventory purchases	217,694	145,949
Legal fees	74,638	117,640
Tools and supplies	13,455	28,663
Board compensation	47,500	23,750
Royalties	9,706	17,505
Other	161,530	136,937
Total accrued expenses and other current liabilities	3,423,925	3,463,344
Add: Accrued interest, non-current	—	5,899
Total accrued expenses and other liabilities	$3,423,925	$3,469,243

NOTE 5 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the three months ended March 31, 2024 is presented below:

For the Three Months Ended
March 31, 2024
Beginning balance at January 1, 2024	$13,002
Additions	26,003
Mark-to-market	13,002
Fair value at March 31, 2024	$52,007

During the three months ended March 31, 2024, the Company entered into and settled certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $26,003 based on the quoted market prices of the shares.

During the three months ended March 31, 2024 and 2023, the Company recorded gains (losses) in the aggregate amount of $(13,002) and $64,108, respectively, related to changes in the fair value of accrued issuable equity (see Note 10 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of March 31, 2024, was $52,007, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

NOTE 6 – PREPAID ADVANCE LIABILITY

The Company’s prepaid advance liability consists of the following:

	Gross Amount of	Less:	Prepaid Advance
	Prepaid Advance	Debt	Liability,
	Liability	Discount	net of discount
Balance, January 1, 2024	$5,918,430	$(26,374)	$5,892,056
Repayments pursuant to Advance Notices	(5,918,430)	—	(5,918,430)
Amortization of debt discount	—	26,374	26,374
Balance, March 31, 2024	$—	$—	$—

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

During the three months ended March 31, 2024, the Company issued 41,027,181 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $8,979,058. Of the shares issued pursuant to the SEPA Advance Notices, 21,798,830 shares valued at $6,068,402 were issued in satisfaction of $5,918,430 of principal and $118,614 of accrued interest owed in connection with the Company’s prepaid advance liability. The Company recorded $31,358 in extinguishment loss, and charged $13,577 of deferred financing costs to additional paid-in capital in connection with the shares issued in satisfaction of the prepaid advance liability. As of March 31, 2024, the Prepaid Advance Liability and the related accrued interest has been repaid in full.

The remaining 19,228,351 shares issued pursuant to the SEPA Advance Notices were issued for cash proceeds of $2,910,651, which was used to fund the operations of the Company.  Deferred financing costs in the amount of $4,243 were charged to additional paid in capital in connection with the shares issued for cash.

NOTE 7 – LEASES

On January 31, 2024, the initial lease for Webster, Texas dated January 18, 2023, expired. The Company expects to recover the security deposit of $5,095, which is included in the prepaid expenses and other current assets section of the condensed consolidated balance sheet.

On January 27, 2024, the Company entered into a lease agreement for new office space in Webster, Texas. The initial lease term is 63 months. Monthly rental payments under the new lease are $30,086, which is comprised of $21,950 of base rent and $11,136 of common area maintenance fees. No cash payments are due for the first three months of the lease. The Company determined that the value of the lease liability and related right-of-use asset at inception was $1,085,497, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster lease agreement which is recorded within the security deposits section of the balance sheet as of March 31, 2024.

The Company also leases office space at 4863 Shawline Street, San Diego, CA 92111, pursuant to an operating lease which expires May 31, 2024 (the “San Diego Lease”).

On January 25, 2024, the Company entered into an amendment to the lease dated April 5, 2021, for the facility located at 4863 Shawline Street, San Diego, CA 92111 (the “First Renewal”). Pursuant to the amendment, the lease is extended for a period of eighteen months commencing June 1, 2024, and terminating November 30, 2025. Monthly rental payments under the amendment are $29,337. The Company determined that the value of the modified lease liability and related right-of-use asset to be $490,422, using an incremental borrowing rate of 10%.

As of March 31, 2024, the Company does not have any financing leases.

During the three months ended March 31, 2024 and 2023, operating lease expense was $111,902 and $65,873, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturities of lease liabilities as of March 31, 2024, were as follows:

Year
4/1/24 to 12/31/24	$420,634
2025	601,196
2026	280,228
2027	289,008
2028	297,788
Thereafter	101,702
Total future minimum lease payments	1,990,557
Less: amount representing imputed interest	(366,591)
Present value of lease liabilities	1,623,966
Less: current portion	(435,707)
Lease liabilities, non current portion	$1,188,259

Supplemental cash flow information related to the lease was as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$54,139	$63,363
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,575,919	$51,154

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective August 26, 2022, the Company entered into a consulting agreement with the father of the Company’s Chief Technology Officer (the “Related Consultant”). On July 24, 2023, the Related Consultant accepted an employment offer by the Company which became effective on August 7, 2023.

During the three months ended March 31, 2023, expense recognized for services provided by the Related Consultant were $10,455, and is included within selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, the Company did not have any accounts payable outstanding with related parties.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9-NOTES PAYABLE

A summary of the notes payable activity during the three months ended March 31, 2024, is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2024	$—	$—	—
Proceeds from merchant cash advances	1,609,200	(529,200)	1,080,000
Issuance costs paid in cash	—	(43,200)	(43,200)
Issuance costs to be paid in equity		(18,916)	(18,916)
Underwriting fees paid in cash		(72,900)	(72,900)
Repayments in cash	(349,666)	—	(349,666)
Amortization of debt discount	—	148,706	148,706
Notes payable, current-portion	1,259,534	(515,510)	744,024
Add: Notes payable, non-current portion	250,000	—	250,000
Total Notes payable as of March 31, 2024	$1,509,534	$(515,510)	$994,024

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) whereby the Company received $504,900 of cash (net of underwriting fees of $35,100), and paid finder’s fees in cash of $21,600 and finder’s fees to be issued in equity with an aggregate value of $16,200, with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,143.75, beginning January 30, 2024. The difference between the total repayment amount and the net proceeds received is being accounted for as an original issue discount, and along with the finder’s fees, is being amortized over thirty-two weeks using the effective interest rate method and an annualized effective interest rate of 184%. The Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts. On February 26, 2024, the parties added an addendum to the agreement for an early payoff discount whereby the Company will owe $756,000 if paid by March 22, 2024, or $783,000 if paid by April 22, 2024. The Company did not take advantage of the early payoff discount and will continue making weekly payments over the original thirty-two week term.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the same lender mentioned above whereby the Company received $502,200 of cash (net of underwriting fees of $37,800), and paid finder’s fees in cash of $21,600 and finder’s fees to be issued in equity with an aggregate value of $16,200, with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024. The difference between the total repayment amount and the net proceeds received is being accounted for as an original issue discount, and along with the finder’s fees, is being amortized over thirty weeks using the effective interest rate method and an annualized effective interest rate of 195%. The Second Cash Advance is secured by the Company’s accounts receivable and related cash receipts.

See Note 12 – Subsequent Events – Promissory Notes for information related to notes payable issued subsequent to March 31, 2024, and warrants subsequently issued to satisfy the equity obligation.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

Standby Equity Purchase Agreement (“SEPA”) and Supplemental SEPA

On May 13, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to an aggregate of $50,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on May 13, 2022, and terminating on the first day of the month following the 24-month anniversary of the SEPA.

Each sale (an “Advance”) that the Company requests under the SEPA (via an “Advance Notice”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. Shares are sold under the SEPA at 98.0% of the average of the volume-weighted average price (“VWAP”) during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance Notice to Yorkville. Advances are subject to certain limitations, including that Yorkville will not

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance, or more than the amount of shares registered under the registration statement in effect at the time of the Advance.

During the three months ended March 31, 2024, the Company issued 41,027,181 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $8,979,058. Of the gross proceeds, $2,910,651 was retained by the Company to fund operations. The remaining proceeds were applied against the principal and interest owed in connection with the Prepaid Advance Liability. As of March 27, 2024, The Prepaid Advance Liability and the related accrued interest has been repaid in full.

See Note 6 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA.

Common Stock

During the three months ended March 31, 2024, the Company issued an aggregate of 35,500 shares of immediately vested common stock with a grant date value of $6,390 for legal services.

During the three months ended March 31, 2024, the Company issued 384,627 shares of common stock upon the vesting of restricted stock units previously granted.

See Note 10 - Stockholders’ Equity - Restricted Stock Awards, for details related to restricted equity grants and Note 6 - Prepaid Advance Liability for details related to additional share issuances.

Preferred Stock

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

Holders of Non-convertible Series A Voting Preferred Stock shall not be entitled to dividends, shall not convert into another series or class of stock of the Company and have no rights to distributions in the event of any liquidation. Each record holder of Non-convertible Series A Voting Preferred Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled to vote at any regular or special meeting of the shareholders or by written consent) equal to one-hundred (100) votes per share of Non-convertible Series A Voting Preferred Stock held by such record holder.

Treasury Stock

As of March 31, 2024 and December 31, 2023, the Company has 131,162 shares held in treasury recorded at their cost of $296,222.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

A summary of warrants activity during the three months ended March 31, 2024, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	2,524,410	$1.02
Issued	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2024	2,524,410	$1.02	1.8	$—

Exercisable, March 31, 2024	2,524,410	$1.02	1.8	$—

A summary of outstanding and exercisable warrants as of March 31, 2024, is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$ 1.25	177,885	1.8	177,885
$ 1.00	2,346,525	1.8	2,346,525
	2,524,410	1.8	2,524,410

Stock Options

A summary of stock options activity during the three months ended March 31, 2024, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	722,716	$1.26
Granted	10,000	0.19
Forfeited	(62,500)	0.81
Outstanding, March 31, 2024	670,216	$1.28	2.6	$1,900

Exercisable, March 31, 2024	335,215	$0.81	1.2	$—

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents information related to stock options as of March 31, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.19 - $0.99	285,486	0.5	194,235
$1.21 - $1.50	145,000	3.8	36,250
$1.55 - $1.99	80,000	3.0	25,000
$2.05 - $2.44	159,730	2.7	79,730
	670,216	1.2	335,215

For the three months ended March 31, 2024 and 2023, the weighted average grant date fair value per share of options was $0.14 and $0.67, respectively.

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Three Months Ended
	March 31,
	2024	2023
Risk free interest rate	4.27%	3.92% - 4.52%
Expected term (years)	3.8	3.5
Expected volatility	109%	105%
Expected dividends	0%	0%

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

As of March 31, 2024, there was $269,531 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards activity during the three months ended March 31, 2024:

	Shares of	Weighted Average
	Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2024	3,381,008	$1.53
RSAs exchanged for RSUs	(2,168,508)	0.94
Granted	—	—
Vested	(500,000)	2.61
Forfeited	—	—
Non-vested RSAs, March 31, 2024	712,500	$2.52

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended March 31, 2024, the Company issued 2,168,508 restricted stock units in exchange for the same quantity of restricted stock awards. The exchange of RSAs for RSUs did not result in a modification of any other terms, such as the grant date fair value and vesting period.

As of March 31, 2024, there was $1,513,146 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 1.13 years.

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the three months ended March 31, 2024:

	Number of	Weighted Average
	Restricted	Grant Date
	Common Units	Fair Value
Non-vested RSUs, January 1, 2024	2,250,000	$2.05
RSAs exchanged for RSUs	2,168,508	0.94
Granted	225,000	0.14
Vested	(374,627)	1.00
Forfeited	—	—
Non-vested RSUs, March 31, 2024	4,268,881	$1.48

As of March 31, 2024, there was $4,348,245 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.0 years.

Stock-Based Compensation

During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $845,930 and $920,155, respectively, related to restricted stock awards, restricted stock units and stock options, of which $808,106 and $903,995, respectively, is included within selling, general and administrative expenses, and $37,824 and $16,160, respectively is included within research and development expenses in the unaudited condensed consolidated statements of operations.

The following table presents information related to stock-based compensation for the three months ended March 31, 2024 and 2023:

	For The Three Months Ended
	March 31,
	2024	2023
Common stock for services (includes accrued, unissued shares)	$32,393	$114,450
Amortization of stock options	32,041	40,605
Amortization of restricted stock awards and units	781,496	765,100
Total	$845,930	$920,155

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of March 31, 2024, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Promissory Notes

On April 2, 2024, the Company entered into an agreement (the “Promissory Note”), with a lender (the “Lender”), pursuant to which the Lender purchased an unsecured promissory note with an initial principal amount of $500,000. The Company received cash proceeds of $440,000, resulting in a discount of $60,000, made up of an original issue discount of $50,000 and debt issuance costs of $10,000. The Promissory Note carries an annual interest rate of 0%, which shall increase to 15% in the event of default, and has a maturity date of October 2, 2024, after which all outstanding principal and accrued interest will become immediately due.

On April 9, 2024, the Company entered into a note purchase agreement pursuant to which the Company issued an unsecured promissory note with an initial principal amount of $200,000 and which matures on the first anniversary of its issuance. The Company received cash proceeds of $200,000.  The promissory note carries an annual interest rate of 16%.  In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount.

Board of Director Activities and Compensation

On April 15, 2024, the Company announced the appointment of a new independent director, Donna H. Grier, to the Company’s Board of Directors (the “Board”). Ms. Grier will serve as Chair of the Audit Committee, and a member of both the Nominating and Corporate Governance, and Compensation Committees of the Board. Ms. Grier was granted cash compensation of $17,500 per quarter, and 140,000 restricted stock units of the Company’s common stock, which vest over four quarters in 35,000 share increments, beginning on June 30, 2024.

Concurrent with the appointment of Ms. Grier, director Mr. Morio Kurosaki retired from the Board, and was issued immediately vested equity compensation of 15,000 shares of common stock. In addition, director Dr. Joanna Massey was issued 15,000 shares of immediately vested common stock, and 140,000 restricted stock units of the Company’s common stock, which vest over four quarters in 35,000 share increments, beginning on June 30, 2024.

Standby Equity Purchase Agreement

Subsequent to March 31, 2024, and through May 13, 2024, the Company issued a total of 9,453,767 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $4,321,479.

Warrants

Pursuant to the January 2024 and February 2024 Merchant Cash Advance Agreements (see Note 9 – Notes Payable), on April 9, 2024, the Company issued and delivered a total of 190,177 warrants to the FINRA-registered financial advisor that assisted with arranging the facility in satisfaction of the obligation to issue equity to the advisor. The warrants grant the advisor the right to purchase one share of common stock for each warrant, at prices ranging from $0.14 per share to $0.19 per share, with a final expiration date of February 26, 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of March 31, 2024 and for the three months ended March 31, 2024 and March 31, 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 12, 2024, unless disclosed elsewhere in this Quarterly Report.

Overview

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

Active government initiatives propelled by industry and regulatory tailwinds are increasing demand for energy storage, battery recycling and clean energy, resulting in an expanding total addressable market for KULR’s solutions. According to Precedence Research, global energy storage systems market is to grow from $210B in 2021 to $435B by 2030. Global lithium-ion battery recycling industry is to grow from $4.6B in 2021 to $22.8B by 2030, according to Market and Markets Research. Additionally, the domain driving the growth of KULR’s battery design and production capabilities is the private space exploration market sector, which requires highly custom, safe, and reliable energy storage systems, and is expected to reach $1,110.8B by 2030 according to CoherentMI. The Company’s disruptive technologies strive to fulfill an addressable $24 billion thermal management systems market (estimated based on market data projections published by Converged Markets stating that the thermal management systems market size was projected to grow to $24.8 billion by 2025). E-aviation growth and continued reliance on traditional aviation vehicles drives an aircraft maintenance market size that is expected to reach $127.2B by 2032, an increase from $82.7B in 2023, according to Precedence Research. KULR VIBE, the Company’s rotary system vibration reduction software, positions KULR to access this market area.

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

Internally, KULR has leveraged K1-DS to develop off the shelf KULR ONE architecture which represents a groundbreaking innovation that is driving the world’s transition to a more sustainable electrification economy. These revolutionary designs offer a unique combination of cutting-edge features, including unparalleled safety, exceptional performance, intelligent functionality, modular construction, reliability, and customizability. The KULR ONE battery packs have been engineered to meet the exacting demands of the world’s most demanding applications. As of now, the Company is focused on the KULR ONE Space for space exploration, the KULR ONE Guardian for military applications, and the KULR ONE Max for rack-style grid energy storage systems, also referred to as Battery Energy Storage Systems (BESS). These architectures collectively offer a comprehensive solution that addresses the critical need for safe and reliable energy storage in a wide range of industries, from aerospace and defense to electric vehicles and consumer electronics. One of the key features of the KULR ONE family of battery packs is the modularity and consistency of the architectures. This allows for greater flexibility as customers can easily adjust the size and configuration of the battery pack to suit their specific application requirements while still also benefitting from testing previously conducted by the KULR team for their specific architecture. In addition to offering exceptional performance and reliability, the KULR ONE battery packs are also designed with safety as a top priority. They incorporate state-of-the-art thermal management technology to prevent overheating and ensure safe operation even in the most challenging environments. Overall, the KULR ONE family of battery packs, depicted with the following picture, is at the forefront of the global drive towards sustainable electrification. With its unparalleled combination of safety, performance, intelligence, modularity, reliability, and customizability, KULR ONE is positioned to revolutionize the way we think about energy storage and powering the world’s most demanding applications.

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

The KULR VIBE suite of products and services have provided vibration analysis and mitigation to global companies across multiple industries and sectors. According to Fact.MR, an insights-driven global market intelligence company, the global vibration motor market is forecasted to reach $24.1 billion by 2032.

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

Recent Developments

Liability Repayment

During the three months ended March 31, 2024, the Company issued 41,027,591 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $8,979,058. Of the gross proceeds, $2,910,651 was retained by the Company to fund operations. The remaining proceeds were applied against the principal and interest owed in connection with the Prepaid Advance Liability. The Prepaid Advance Liability and the related accrued interest has been repaid in full during the first quarter of 2024.

Standby Equity Purchase Agreement (“SEPA”)

Subsequent to March 31, 2024, and through May 13, 2024, the Company issued a total of 9,453,767 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $4,321,479.

Merchant Cash Advance Agreement

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) with a lender, pursuant to which Cash Advance Agreement the Company agreed to sell, and the lender agreed to purchase, the Company’s right, title and interest in and to $804,600 of the Company’s accounts receivables, for a purchase price of $504,900. The Company received $504,900 of cash (net of underwriting fees of $35,100) and paid finder’s fees in cash of $21,600 and finder’s fees to be issued in equity with an aggregate value of $16,200, with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,143.75, beginning January 30, 2024. The Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts. On February 26, 2024, the parties added an addendum to the agreement for an early payoff discount whereby the Company will owe $756,000 if paid by March 22, 2024, or $783,000 if paid by April 22, 2024. The Company did not take advantage of the early payoff discount and will resume making weekly payments over the original thirty-two week term.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the lender mentioned above, pursuant to which Second Cash Advance Agreement the Company agreed to sell, and the lender agreed to purchase, the Company’s right, title and interest in and to $804,600 of the Company’s accounts receivables, for a purchase price of $502,200. The Company received $502,200 of cash (net of underwriting fees of $37,800) and paid finder’s fees in cash of $21,600 and finder’s fees to be issued in equity with an aggregate value of $16,200, with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024. The Second Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts.

Promissory Notes

On April 2, 2024, the Company entered into an agreement (the “Promissory Note”), with a lender (the “Lender”), pursuant to which the Lender purchased an unsecured promissory note with an initial principal amount of $500,000. The Company received cash proceeds of $440,000, resulting in a discount of $60,000, made up of an original issue discount of $50,000 and debt issuance costs of $10,000. The Promissory Note carries an annual interest rate of 0%, which shall increase to 15% in the event of default, and has a maturity date of October 2, 2024, after which all outstanding principal and accrued interest will become immediately due.

On April 9, 2024, the Company entered into a note purchase agreement pursuant to which the Company issued an unsecured promissory note with an initial principal amount of $200,000 and which matures on the first anniversary of its issuance. The Company received cash proceeds of $200,000.  The promissory note carries an annual interest rate of 16%.  In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount.

Issuance of Non-Convertible Series A Voting Preferred Stock

On January 26, 2024, the Board of Directors (“Board”) of the Company, following extensive strategic evaluation, including consultation with advisors, approved, authorized, and ratified the issuance of 730,000 shares of previously designated Non-convertible Series A Voting Preferred Stock to the Chairman and Chief Executive Officer of the Company, Michael Mo, subject to certain limitations as set forth below. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock was previously approved and authorized by a vote of the majority of the stockholders of the Company.

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

Recent Shareholder Vote by Majority Written Consent

On February 9, 2024, the shareholders of the Company, acted by way of majority written consent (in lieu of a special meeting of stockholders) to approve resolutions authorizing the Company’s Board of Directors to take the following actions: (1) to issue shares of Common Stock to current or future engagements with commercial or strategic parties, which may result in issuances of over 20% of the issued and outstanding shares of Common Stock; (2) to amend the Company’s Bylaws to decrease the number of shares of Common Stock needed to establish a quorum for meetings of stock holders to thirty-three-and-one-third percent (33 1/3 )% of the outstanding voting securities of the Company; (3) to amend the Certificate of Incorporation of the Company to effect a reverse split within a ratio range between 1-for-2 and 1-for-80, which the Company has not taken the required action to effect this reverse split; (4) to issue shares of common stock, in connection with an existing financing facility, which may result in the potential issuance of over 20% of the issued and outstanding shares. The resolution was approved by shareholders holding approximately in aggregate of 55.72% of ownership percentage of the voting stock as of February 9, 2024.

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

We cannot predict how the events described above will evolve. If the events continue for a significant period of time or expand to other countries, and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A in our Annual Report on Form 10-K which was filed with the SEC on April 12, 2024, including, but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Compliance with NYSE American Continued Listing Requirements

On December 20, 2023, the Company received a notice of noncompliance (the “Stockholders’ Equity Notice”) from NYSE Regulation (“NYSE”) stating that it is not in compliance with Section 1003(a) (i) in the NYSE American Company Guide (the “Company Guide”) since the Company reported stockholders’ equity of $1,200,172 on September 30, 2023, and losses from continuing operations and/or net losses in its five most recent fiscal years. Section 1003(a) (iii) of the Company Guide requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years.

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

On March 5, 2024, the Company received a notification from the NYSE that the Company’s plan to regain compliance with Section 1003 (a) (iii) of the Company Guide was accepted and so long as the Company meets its interim objectives, the Company will have until June 20, 2025, to regain compliance with the minimum stockholders’ equity requirement.

On February 12, 2024, the Company received an additional notice letter from NYSE stating that it is not in compliance with Section 1003(f)(v) of the Company Guide since the Company’s securities were trading at an average of less than $0.20 per share for 30 days. However, on May 1, 2024, the Company received a notification from the NYSE stating that the Company had regained compliance with Section 1003 (f) (v) of the Company Guide given the increase in the trading price of the Company’s securities.

Results of Operations

Three Months Ended March 31, 2024, Compared With Three Months Ended March 31, 2023

Revenue

Our revenues consisted of the following contract types:

	For the Three Months Ended
	March 31,
	2024	2023
Product sales	$615,093	$1,629,258
Contract services	1,134,011	130,544
Total Revenue	$1,749,104	$1,759,802

For the three months ended March 31, 2024 and 2023, we generated $1,749,104 and $1,759,802 of revenues from 34 and 15 customers, respectively.

Revenue from product sales during the three months ended March 31, 2024, decreased by $1,014,165 or 62% compared to the three months ended March 31, 2023. Product sales include the sales of our component product, internal short circuit (“ISC”) battery cells and devices, and patented TRS technology. We had 25 product sales customers in the first quarter of 2024, compared with 13 in the first quarter of 2023. The decline in product sales can be attributed to several expected first half 2024 orders, which management now expects to receive in the second half of 2024.

Revenue from contract services during the three months ended March 31, 2024, increased by $1,003,467 or 769% compared to the three months ended March 31, 2023. Service revenues include certain research and development contracts and onsite engineering services. We had 14 contract services customers in the first quarter of 2024, compared with 5 in the first quarter of 2023. Four large contracts received during the first quarter of 2024 generated $328,000 of service revenues, while $461,000 of service revenues deferred at December 31, 2023, were recognized in the quarter.

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

Cost of Revenue and Gross Profit

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

For the three months ended March 31, 2024 and 2023, cost of revenues was $1,238,315 and $1,116,414, respectively, representing an increase of $121,901 or 11%. For the three months ended March 31, 2024 and 2023, gross profit was $510,789 and $643,388, respectively, a decline of $132,599 or 21%, which represented gross profit margins of 29% and 37%, respectively. The decrease in the current period profit margin was primarily due to (a) approximately $250,000 of labor and materials costs in the current period associated with a specific project which had no corresponding current period revenue; and (b) an approximately $167,000 increase in quarterly depreciation expense for revenue generating equipment that was put in service in the last month of the quarter ended March 31, 2023.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery, including non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the three months ended March 31, 2024 and 2023, R&D expenses were $954,625 and $1,805,015, respectively, representing a decrease of $850,390 or 47%. The decrease was comprised primarily of $429,263 of labor costs allocated to cost of revenue in 1Q24 due to the increase in service revenue, $390,714 related to a planned decrease in R&D consulting services to conserve cash, partially offset by an increase in building related expenses of approximately $50,000 for the facility in Texas.

We expect that our R&D expenses will increase as we expand our future operations and as our cash position improves.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of stock-based compensation, marketing and advertising, salaries, payroll taxes and other benefits, Board compensation, accounting and tax, consulting fees, travel and entertainment, rent expense, office expenses, and legal and professional fees.

For the three months ended March 31, 2024 and 2023, selling, general and administrative expenses were $4,212,898 and $5,099,091, respectively, representing a decrease of $886,193 or 17%. The decrease is primarily due to a planned decrease in outsourced services of $575,158, a decrease in conferences and seminars of $127,835 and a decrease of $95,889 for stock-based compensation.

Other Income (Expense)

For the three months ended March 31, 2024 and 2023, other expense was $352,142 and $342,143, respectively, representing a decrease of $9,999, or 3%. The change is primarily attributable to a decrease of $71,240 for amortization of debt discount in connection with the Prepaid Advance, a decrease of $27,229 for interest recorded in connection with the Prepaid Advance Liability, partially offset by an increase in the change in fair value of accrued issuable equity of $77,110 and an increase of $31,358 due to a 2023 loss on debt extinguishment related to the Prepaid Advance Liability.

Liquidity and Capital Resources

As of March 31, 2024 and December 2023, we had cash balances of $798,843 and $1,194,764, respectively, and a working capital deficit of $3,907,626 and $2,994,753, respectively.

For the three months ended March 31, 2024 and 2023, net cash used in operating activities was $3,907,406 and $4,759,039, respectively. Our net cash used in operations for the three months ended March 31, 2024, was primarily attributable to our net loss of $5,008,876, adjusted for non-cash expenses in the aggregate amount of $1,853,354, plus $751,884 of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operations for the three months ended March 31, 2023, was primarily attributable to our net loss of $6,602,861, adjusted for non-cash expenses in the aggregate amount of $1,414,023, partially offset by $429,799 of net cash generated by changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $13,400 and $358,490, respectively. Net cash used in investing activities during the three months ended March 31, 2024, was related to purchases of property and equipment. Net cash used in investing activities during the three months ended March 31, 2023, was related to purchases of property and equipment, and the acquisition of an intangible asset.

For the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $3,524,885 and $1,970,000, respectively. Net cash provided by financing activities during the three months ended March 31, 2024, was due to proceeds from SEPA Advance Notices totaling $2,910,651, and net proceeds from notes payable totaling $963,900, partially offset by notes payable repayments of $349,666. Net cash provided by financing activities during the three months ended March 31, 2023, was due to net proceeds from the prepaid advance liability of $1,970,000.

Future cash requirements for our current liabilities include approximately $5.8 million for accounts payable and accrued expenses, $1,259,534 for notes payable, and $435,707 for operating leases. The Company has also committed to spend $981,371 related to capital expenditures for automation equipment.

Future cash requirements for long-term liabilities as of March 31, 2024, include $250,000 for notes payable, and $1,188,259 for operating leases.

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

On December 20, 2023, we received a Stockholders’ Equity Notice stating we are not in compliance with Section 1003(a) (iii) of the Company Guide since we reported stockholders’ equity of $1,200,172 at September 30, 2023, and losses from continuing operations and/or net losses in our five most recent fiscal years. On February 12, 2024, we received a Letter from NYSE stating we are not in compliance with Section 1003(f) (v) of the Company guide since our securities were trading at an average of less than $0.20 per share for 30 days.

On March 5, 2024, the Company received a notification from the NYSE that the Company’s plan to regain compliance with Section 1003 (a) (iii) of the Company Guide was accepted and so long as the Company meets its interim objectives, the Company will have until June 20, 2025, to regain compliance with the minimum stockholders’ equity requirement.   On May 1, 2024, the Company received a notification from the NYSE stating that the Company had regained compliance with Section 1003 (f) (v) of the Company Guide given the increase in the trading price of the Company’s securities.

On April 2, 2024, the Company received cash proceeds of $440,000 related to an unsecured Promissory Note comprised of an initial principal amount of $500,000 and discount of $60,000. The Promissory Note carries an annual interest rate of 0% and increases to 15% in the event of default and has a maturity date of October 2, 2024. See Note 14 – Subsequent Events – for additional information.

On April 9, 2024, the Company received cash proceeds of $200,000 related to an unsecured Promissory Note which matures on the first anniversary of its issuance and carries an annual interest rate of 16%. In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount. See Note 14 – Subsequent Events –  for additional information.

Subsequent to March 31, 2024, and through May 13, 2024, the Company issued a total of 9,453,767 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $4,321,479.

As of the date of the issuance of these consolidated financial statements, the Company has no additional commitments to obtain additional funding through future debt or equity financings, or that the Company will be able to obtain additional funds on commercially acceptable terms, if at all. There is no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 12, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 15, 2024	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)