Form 10-Q
period 2024-06-30
KULR Technology Group, Inc.
filed 2024-08-12
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 9, 2024, there were 192,989,619 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets:
Cash	$1,016,943	$1,194,764
Accounts receivable	1,927,203	901,672
Inventory	535,196	1,149,047
Inventory deposits	10,883	27,500
Prepaid expenses and other current assets	375,756	631,361
Total Current Assets	3,865,981	3,904,344
Property and equipment, net	3,774,695	4,698,144
Equipment deposits	1,360,092	1,332,436
Security deposits	98,371	10,228
Intangible assets, net	648,247	719,395
Right-of-use asset, net	1,478,413	129,202
Deferred financing costs, net	166,651	70,607
Total Assets	$11,392,450	$10,864,356

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,060,694	$2,769,544
Accrued expenses and other current liabilities	3,750,871	3,463,344
Accrued issuable equity	82,116	13,002
Lease liabilities, current portion	487,369	102,186
Notes payable, net of discount, current portion	641,745	—
Prepaid advance liability, net of discount, current portion	—	—
Deferred revenue	224,664	551,021
Total Current Liabilities	6,247,459	6,899,097
Lease liabilities, non-current portion	1,059,898	—
Notes payable, non-current portion	250,000	250,000
Prepaid advance liability, net of discount	—	5,892,056
Accrued interest	—	5,899
Total Liabilities	7,557,357	13,047,052

Commitments and contingencies (Note 11)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 730,000 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively;	73	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 188,086,914 and 187,955,752 shares issued and outstanding at June 30, 2024, respectively; 134,031,669 and 133,900,507 shares issued and outstanding at December 31, 2023, respectively	18,809	13,403
Additional paid-in capital	81,299,431	64,387,717
Treasury stock, at cost; 131,162 shares held at June 30, 2024 and December 31, 2023.	(296,222)	(296,222)
Accumulated deficit	(77,186,998)	(66,287,594)
Total Stockholders’ Equity (Deficit)	3,835,093	(2,182,696)
Total Liabilities and Stockholders’ Equity (Deficit)	$11,392,450	$10,864,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$2,432,005	$2,695,506	$4,181,109	$4,455,308
Cost of revenue	1,859,377	1,693,318	3,097,692	2,809,732
Gross Profit	572,628	1,002,188	1,083,417	1,645,576

Operating Expenses
Research and development	1,305,186	1,924,138	2,259,811	3,729,153
Selling, general, and administrative	4,594,500	5,158,030	8,807,401	10,257,121
Total Operating Expenses	5,899,686	7,082,168	11,067,212	13,986,274
Loss From Operations	(5,327,058)	(6,079,980)	(9,983,795)	(12,340,698)

Other (Expense) Income
Interest expense	(33,534)	(197,110)	(166,236)	(357,041)
Amortization of debt discount	(527,199)	(214,554)	(702,276)	(460,874)
Loss on debt extinguishment	—	—	(31,358)	—
Change in fair value of accrued issuable equity	(2,737)	156,652	(15,739)	220,760
Total Other Expense, net	(563,470)	(255,012)	(915,609)	(597,155)
Net Loss	$(5,890,528)	$(6,334,992)	$(10,899,404)	$(12,937,853)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.05)	$(0.07)	$(0.11)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	181,467,264	115,380,700	161,914,634	114,133,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	134,031,669	$13,403	$64,387,717	131,162	$(296,222)	$(66,287,594)	$(2,182,696)
Preferred stock issued for no consideration	730,000	73	—	—	(73)	—	—	—	—
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	—	—	21,798,830	2,180	6,052,650	—	—	—	6,054,830
Common stock issued for cash pursuant to Advance Notices (2)	—	—	19,228,351	1,923	2,904,490	—	—	—	2,906,413
Warrants issued in connection with note payable	—	—	—	—	—	—	—	—	—
Stock-based compensation:
Restricted stock awards exchanged for restricted stock units	—	—	(2,168,508)	(217)	217	—	—	—	—
Restricted stock units vested	—	—	384,627	38	(38)	—	—	—	—
Common stock issued for services	—	—	35,500	4	6,386	—	—	—	6,390
Amortization of restricted common stock	—	—	—	—	781,496	—	—	—	781,496
Amortization of stock options	—	—	—	—	32,041	—	—	—	32,041
Net loss	—	—	—	—	—	—	—	(5,008,876)	(5,008,876)
Balance - March 31, 2024	730,000	73	173,310,469	17,331	74,164,886	131,162	(296,222)	(71,296,470)	2,589,598
Warrants isued in connection with note payable	—	—	—	—	112,863	—	—	—	112,863
Common stock issued for cash pursuant to Advance Notices (3)	—	—	14,632,295	1,464	6,140,043	—	—	—	6,141,507
Stock-based compensation:
Restricted stock units vested	—	—	70,000	7	(7)	—	—	—	—
Common stock issued for services	—	—	74,150	7	38,143	—	—	—	38,150
Amortization of restricted common stock	—	—	—	—	814,338	—	—	—	814,338
Amortization of stock options	—	—	—	—	29,165	—	—	—	29,165
Net loss	—	—	—	—	—	—	—	(5,890,528)	(5,890,528)
Balance - June 30, 2024	730,000	$73	188,086,914	$18,809	$81,299,431	131,162	$(296,222)	$(77,186,998)	$3,835,093

(1) Represents gross proceeds of $6,068,407, less issuance costs of $13,577.

(2) Represents gross proceeds of $2,910,651, less issuance costs of $4,238.

(3) Represents gross proceeds of $6,194,299, less issuance costs of $52,792.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(10,899,404)	$(12,937,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	702,276	460,874
Non-cash lease expense	226,708	123,749
Loss on debt extinguishment	31,358	—
Depreciation and amortization expense	1,218,779	862,086
Change in fair value of accrued issuable equity	15,739	(220,760)
Stock-based compensation	1,754,955	1,966,929
Loss on disposal of property and equipment	20,866	—
Changes in operating assets and liabilities:
Accounts receivable	(1,025,531)	(1,046,532)
Inventory	613,851	581,634
Inventory deposits	16,617	240,532
Prepaid expenses and other current assets	255,605	(117,648)
Security deposits	(88,143)	(5,095)
Accounts payable	(1,768,098)	(643,578)
Accrued expenses and other current liabilities	183,164	1,029,513
Lease liabilities	(130,838)	(130,679)
Deferred revenue	(326,357)	(21,859)
Total Adjustments	1,700,951	3,079,166
Net Cash Used In Operating Activities	(9,198,453)	(9,858,687)

Cash Flows From Investing Activities:
Equipment deposits	(27,656)	(567,332)
Purchases of property and equipment	(135,367)	(192,644)
Acquisition of intangible assets	—	(135,000)
Net Cash Used In Investing Activities	(163,023)	(894,976)

Cash Flows from Financing Activities:
Proceeds from the SEPA	9,104,950	—
Proceeds from prepaid advance liability	—	2,000,000
Issuance costs on prepaid advance liability	—	(30,000)
Net proceeds from notes payable (1)	1,730,000	—
Issuance costs on notes payable	(126,100)	—
Repayments of notes payable	(1,525,195)	—
Repurchase of common stock	—	(229,249)
Net Cash Provided By Financing Activities	9,183,655	1,740,751
Net Decrease In Cash	(177,821)	(9,012,912)
Cash - Beginning of Period	1,194,764	10,333,563
Cash - End of Period	$1,016,943	$1,320,651

(1) Face value of $2,309,200, less $579,200 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Non-cash investing and financing activities:
Right-of-use asset for lease liability	$1,575,919	$51,154
Restricted stock awards converted to restricted stock units	$217	$—
Restricted stock units vested	$45	$—
Original issue discount on indebtedness	$579,200	$105,263
Common stock issued in satisfaction of prepaid advance liability and interest	$6,068,407	$4,466,626
Deposits applied to purchases of property and equipment	$—	$2,716,057
Additions to property and equipment included in accounts payable and accrued expenses	$109,681	$166,663
Equipment deposits included in accounts payable	$—	$171,444
Deferred financing costs charged to additional paid-in capital	$70,607	$—
Value of warrants issued in connection with notes payable	$112,863	$—
Accrued deferred financing costs	$166,651	$—
Preferred shares issued for no consideration	$73	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results for the full year ending December 31, 2024, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 12, 2024. The accompanying condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited financial statements included in the Form 10-K.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2023, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Going Concern and Management’s Liquidity Plans

As of June 30, 2024, the Company had cash of $1,016,943 and a working capital deficit of $2,381,478. For the six months ended June 30, 2024, the Company incurred a net loss of $10,899,404 and used cash in operating activities of $9,198,453.

The Company’s primary source of liquidity has historically been cash generated from equity and debt offerings along with cash flows from revenue. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since the Company’s inception, we have had a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

Future cash requirements for our current liabilities include $4,811,565 for accounts payable and accrued expenses, $784,006 for secured promissory notes (see Note 9 – Notes Payable) and $487,369 for future payments under operating leases. Future cash requirements for long-term liabilities include $1,059,898 for future payments under operating leases and $250,000 for unsecured promissory notes.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 5, 2024, the Company received a notification from the NYSE that the Company’s plan to regain compliance with Section 1003 (a)(iii) of the Company Guide was accepted and so long as the Company meets its interim objectives, the Company will have until June 20, 2025, to regain compliance with the minimum stockholders’ equity requirement. On May 1, 2024, the Company received a notification from the NYSE stating that the Company had regained compliance with Section 1003 (f)(v) of the Company Guide, given the increase in the trading price of the Company’s securities.

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

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “ATM”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to $20,000,000 in “at the market” offerings through or to the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the period from July 3, 2024, through August 9, 2024, the Company issued a total of 4,953,867 shares of common stock pursuant to the Sales Agreement for aggregate proceeds of $1,416,940. See Note 12 – Subsequent Events – At the Market Offering for additional information.

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

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $516,943 and $694,764 as of June 30, 2024 and December 31, 2023, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	31%	*	18%	*	43%	*
Customer B	19%	*	11%	*	24%	*
Customer C	10%	*	*	*	*	52%
Customer D	*	46%	*	63%	*	20%
Customer E	*	19%	*	*	*	14%
Customer F	*	17%	*	10%	*	*
Customer G	*	*	17%	*	*	*
Total	60%	82%	46%	73%	67%	86%
*	Less than 10%

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

Vendor Concentrations

The Company had vendors whose purchases of inventory individually represented 10% or more of the Company’s total purchases of inventory, for the three and six months ended June 30, 2024 and 2023, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Vendor A	19%	*	29%	*
Vendor B	19%	*	28%	*
Vendor C	*	16%	*	14%
Vendor D	*	10%	*	*
	38%	26%	57%	14%
*	Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of June 30, 2024 and December 31, 2023, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

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

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of revenue and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, inventory deposits were $10,883 and $27,500, respectively. Finished goods inventory is held on-site at the San Diego, California and Webster, Texas locations. Certain raw materials are held off-site with certain contract manufacturers.

Inventory at June 30, 2024 and December 31, 2023 was comprised of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$409,168	$322,111
Finished goods	126,028	826,936
Total inventory	$535,196	$1,149,047

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

The following table summarizes the Company’s revenue recognized by type of contract in its condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue Recognized at a Point in Time:
Product sales	$1,134,769	$1,957,370	$1,749,862	$3,586,628
Contract services	1,185,236	270,476	1,701,707	401,020
Total	2,320,005	2,227,846	3,451,569	3,987,648
Revenue Recognized Over Time:
Contract services	112,000	467,660	729,540	467,660
Total Revenue	$2,432,005	$2,695,506	$4,181,109	$4,455,308

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,890,528)	$(6,334,992)	$(10,899,404)	$(12,937,853)

Denominator (weighted average quantities):
Common shares issued	182,151,812	118,617,860	162,824,020	116,846,331
Less: Treasury shares purchased	(131,162)	(131,162)	(131,162)	(131,162)
Less: Unvested restricted shares	(690,248)	(3,240,679)	(880,871)	(2,708,655)
Add: Accrued issuable equity	136,862	134,681	102,647	127,359
Denominator for basic and diluted net loss per share	181,467,264	115,380,700	161,914,634	114,133,873

Basic and diluted net loss per common share	$(0.03)	$(0.05)	$(0.07)	$(0.11)

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2024	2023
Prepaid advance liability(1)	—	10,168,469
Unvested restricted stock awards	650,000	3,116,008
Unvested restricted stock units	4,825,111	3,000,000
Options	702,716	795,216
Warrants	2,714,587	2,524,410
Total	8,892,414	19,604,103

(1)Shares issuable estimated using the floor price of $0.75 per share pursuant to the supplemental agreement to the SEPA (see Note 6 – Prepaid Advance Liability).

Operating Leases

The Company leases properties under operating leases. For leases in effect upon adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” at January 1, 2020, and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset. The Company elected the accounting policy to include both the lease and non-lease components of the agreements as a single component and account for them as a lease.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
Compensation costs	$225,000	$375,000
Dues and subscriptions	55,189	50,689
Deferred expenses	53,247	59,089
Professional fees	13,506	24,125
Vendor receivables	7,389	1,995
Security deposits	5,095	55,308
Insurance	116	32,606
Conferences and seminars	—	19,338
Investor relations	—	1,512
Other	16,214	11,699
Total prepaid expenses and other current assets	$375,756	$631,361

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4  –  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Professional fees	$2,094,938	$1,875,000
Research and development	441,192	441,192
Payroll and vacation	412,974	504,748
Inventory purchases	291,925	145,949
Sales tax payable	110,473	46,901
Legal fees	110,000	117,640
Royalties	58,841	17,505
Board compensation	37,500	23,750
Securities fees	37,500	—
Refund due to customer	—	171,960
Cost of sales	—	28,663
Other	155,528	90,036
Total accrued expenses and other current liabilities	3,750,871	3,463,344
Add: Accrued interest, non-current	—	5,899
Total accrued expenses and other liabilities	$3,750,871	$3,469,243

NOTE 5 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the six months ended June 30, 2024 is presented below:

For the Six Months Ended
June 30, 2024
Beginning balance at January 1, 2024	$13,002
Additions	53,375
Mark-to-market	15,739
Fair value at June 30, 2024	$82,116

During the six months ended June 30, 2024, the Company became obligated to issue a fixed number of shares of common stock of the Company as consideration for services provided by an employee pursuant to a contractual arrangement previously entered into with the employee. On the date the contract was entered into, the estimated fair value of the shares to be issued was an aggregate of $53,375 based on the quoted market prices of the shares.

The Company recorded losses in the aggregate amount of $2,737 and $15,739 during the three and six months ended June 30, 2024, respectively, and recorded gains in the aggregate amount of $156,652 and $220,760 during the three and six months ended June 30, 2023, respectively, related to changes in the fair value of accrued issuable equity (see Note 10 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of June 30, 2024, was $82,116, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – PREPAID ADVANCE LIABILITY, NET OF DISCOUNT

The Company’s prepaid advance liability, net of discount, consists of the following:

	Gross Amount of	Less:	Prepaid Advance
	Prepaid Advance	Debt	Liability,
	Liability	Discount	net of discount
Balance, January 1, 2024	$5,918,430	$(26,374)	$5,892,056
Repayments pursuant to Advance Notices	(5,918,430)	—	(5,918,430)
Amortization of debt discount	—	26,374	26,374
Balance, June 30, 2024	$—	$—	$—

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

During the six months ended June 30, 2024, the Company issued 55,659,476 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $15,173,357. Of the shares issued pursuant to the SEPA Advance Notices, 21,798,830 shares valued at $6,068,407 were issued in satisfaction of $5,918,430 of principal and $118,619 of accrued interest owed in connection with the Company’s prepaid advance liability. The Company recorded $31,358 in extinguishment loss and charged $13,577 of deferred financing costs to additional paid-in capital in connection with the shares issued in satisfaction of the prepaid advance liability. As of June 30, 2024, the Prepaid Advance Liability and the related accrued interest has been repaid in full and the SEPA has been terminated. See Note 10 – Stockholders’ Equity (Deficit) - Standby Equity Purchase Agreement (“SEPA”) and Supplemental SEPA for additional information.

The remaining 33,860,646 shares issued pursuant to the SEPA Advance Notices were issued for cash proceeds of $9,104,950, which was used to fund the operations of the Company.  Deferred financing costs in the amount of $57,030 were charged to additional paid-in capital in connection with the shares issued for cash.

NOTE 7 – LEASES

On January 31, 2024, the initial lease for Webster, Texas dated January 18, 2023, expired.

On January 27, 2024, the Company entered into a lease agreement for new office space in Webster, Texas. The initial lease term is 63 months. The lease contains an option to renew for an additional 36 months, which is not reasonably certain to be exercised and therefore is not included in the measurement of the ROU asset and lease liability. Monthly rental payments under the new lease are $33,086, which is comprised of $21,950 of base rent and $11,136 of common area maintenance fees. No cash payments are due for the first three months of the lease. The Company determined that the value of the lease liability and related right-of-use asset at inception was $1,085,497, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster lease agreement which is recorded within the security deposits section of the balance sheet as of June 30, 2024.

The Company also leases office space at 4863 Shawline Street, San Diego, CA 92111, pursuant to an operating lease which expired May 31, 2024 (the “San Diego Lease”).

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

As of June 30, 2024, the Company does not have any financing leases.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and six months ended June 30, 2024, operating lease expense was $111,591 and $226,708, respectively. During the three and six months ended June 30, 2023, operating lease expense was $65,873 and $131,746, respectively.

Maturities of lease liabilities as of June 30, 2024, were as follows:

Year
July 1, 2024 through December 31, 2024	$307,722
2025	601,196
2026	280,228
2027	289,008
2028	297,788
Thereafter	101,703
Total future minimum lease payments	1,877,645
Less: amount representing imputed interest	(330,378)
Present value of lease liabilities	1,547,267
Less: current portion	(487,369)
Lease liabilities, non current portion	$1,059,898

Supplemental cash flow information related to the lease was as follows:

	For the Six Months Ended
	June 30,
	2024		2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$130,838		$130,678
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,575,919		$51,154
Weighted Average Remaining Lease Term (Years)
Operating leases	3.77	years	0.88	years
Weighted Average Discount Rate
Operating leases	10.0%		5.0%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2023, the Company recognized expenses of $16,755 and $27,210, respectively, for consulting services provided by the father of the company’s Chief Technology Officer, which are included within selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2024, there were no expenses with related parties.

As of June 30, 2024 and December 31, 2023, the Company did not have any accounts payable outstanding with related parties.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9-NOTES PAYABLE

A summary of the notes payable activity during the six months ended June 30, 2024 is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2024	$—	$—	—
Proceeds from merchant cash advances	1,609,200	(529,200)	1,080,000
Proceeds from promissory notes	700,000	(50,000)	650,000
Issuance costs paid in cash	—	(53,200)	(53,200)
Issuance costs to be paid in equity	—	(112,863)	(112,863)
Underwriting fees paid in cash	—	(72,900)	(72,900)
Repayments in cash	(1,525,195)	—	(1,525,195)
Amortization of debt discount	—	675,902	675,902
Notes payable, current-portion	784,006	(142,261)	641,745
Add: Notes payable, non-current portion	250,000	—	250,000
Total notes payable as of June 30, 2024	$1,034,006	$(142,261)	$891,745

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) whereby the Company received $504,900 of cash (net of underwriting fees of $35,100), and paid finder’s fees in cash of $21,600 and additional finder’s fees to be issued in equity, with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,143.75, beginning January 30, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount, and along with the finder’s fees, is being amortized over thirty-two weeks using the effective interest rate method and an annualized effective interest rate of 217%. The Cash Advance Agreement was secured by the Company’s accounts receivable and related cash receipts. On February 26, 2024, the parties added an addendum to the agreement for an early payoff discount whereby the Company will owe $756,000 if paid by March 22, 2024, or $783,000 if paid by April 22, 2024. The Company did not take advantage of the early payoff discount and will continue making weekly payments over the original thirty-two-week term. On July 11, 2024, the Company used proceeds from a new merchant cash advance to repay this cash advance in full. See Note 12 – Subsequent Events – Merchant Cash Advance for additional information.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the same lender mentioned above whereby the Company received $502,200 of cash (net of underwriting fees of $37,800), and paid finder’s fees in cash of $21,600 and additional finder’s fees to be issued in equity, with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount, and along with the finder’s fees, is being amortized over thirty weeks using the effective interest rate method and an annualized effective interest rate of 249%. The Second Cash Advance is secured by the Company’s accounts receivable and related cash receipts. On July 11, 2024, the terms of the agreement were revised whereby the weekly repayment amounts will be reduced from $26,820 to $15,620 and the repayment period will be extended from September 27, 2024, to November 15, 2024.

On April 4, 2024, the Company and the finder of the First and Second Cash Advance Agreements determined that the equity compensation would be by issuance of warrants to purchase up to 81,788 shares (the “First Warrant”) and up to 108,389 shares (the “Second Warrant”), respectively, of the Company’s common stock at an exercise price of $0.1852 per share and $0.139 per share, respectively. The First Warrant and the Second Warrant (collectively the “Warrants”) were exercisable immediately and expire on January 22, 2027 and February 26, 2027, respectively. The Warrants had a grant date fair value of $112,863. The value of the Warrants was recognized as additional debt discount, which will be amortized over the repayment period.

The Warrants contain a cashless exercise provision in the form of a net share settlement, whereby, if, at the time the holder exercises the Warrants, there is no effective registration statement registering the common stock subject to the Warrants, the holder may elect to receive the number of shares of the Company’s common stock determined according to a formula set forth in the warrant agreements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following assumptions were used in the Black-Scholes Model to measure the fair value of the warrants:

Market price at measurement date	$0.70
Exercise price	$0.14 - $0.19
Risk free interest rate	4.52%
Expected term (years)	2.8 - 2.9
Expected volatility	93%

On April 2, 2024, the Company entered into an agreement (the “Promissory Note”), with a lender (the “Lender”), pursuant to which the Lender purchased an unsecured promissory note with an initial principal amount of $500,000, for cash proceeds of $440,000. The Company recorded a debt discount of $60,000, which consists of an original issue discount of $50,000 and cash issuance costs of $10,000. The Promissory Note carries an annual interest rate of 0%, which shall increase to 15% in the event of default, and has a maturity date of October 2, 2024, after which all outstanding principal and accrued interest will become immediately due. On May 28, 2024, the Company repaid the Promissory Note in full, and recognized $60,000 of amortization expense related to the debt discount.

On April 9, 2024, the Company entered into a note purchase agreement pursuant to which the Company issued an unsecured promissory note with an initial principal amount of $200,000 and which matures on the first anniversary of its issuance. The Company received cash proceeds of $200,000.  The promissory note carries an annual interest rate of 16%.  In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount instead of 16%.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

Standby Equity Purchase Agreement (“SEPA”) and Supplemental SEPA

On May 13, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville up to an aggregate of $50,000,000 of its shares of common stock, at the Company’s request any time during the commitment period commencing on May 13, 2022, and terminating on June 1, 2024.

Each sale (an “Advance”) that the Company requests under the SEPA (via an “Advance Notice”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. Shares are sold under the SEPA at 98.0% of the average of the volume-weighted average price (“VWAP”) during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance Notice to Yorkville. Advances are subject to certain limitations, including that Yorkville will not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance, or more than the number of shares registered under the registration statement in effect at the time of the Advance.

During the six months ended June 30, 2024, the Company issued 55,659,476 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate gross proceeds of $15,173,357. Of the gross proceeds, $9,104,950 was retained by the Company to fund operations. The remaining proceeds were applied against the principal and interest owed in connection with the Prepaid Advance Liability. As of March 27, 2024, the Prepaid Advance Liability and the related accrued interest has been repaid in full and the SEPA terminated on June 1, 2024. See Note 6 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA.

Common Stock

During the six months ended June 30, 2024, the Company issued an aggregate of 79,650 shares of immediately vested common stock with a grant date value of $27,141 for legal services.

During the six months ended June 30, 2024, the Company issued 454,627 shares of common stock upon the vesting of restricted stock units previously granted.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the six months ended June 30, 2024, the Company issued 30,000 shares of immediately vested common stock with a grant date value of $17,400 as equity compensation to its independent members of the Board of Directors.

See Restricted Stock Awards, for details related to restricted equity grants and Note 6 - Prepaid Advance Liability for details related to additional share issuances.

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

Treasury Stock

As of June 30, 2024 and December 31, 2023, the Company has 131,162 shares held in treasury recorded at their cost of $296,222.

Warrants

A summary of warrants activity during the six months ended June 30, 2024, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	2,524,410	$1.02
Issued	190,177	0.16
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, June 30, 2024	2,714,587	$0.96	1.6	$45,858

Exercisable, June 30, 2024	2,714,587	$0.96	1.6	$45,858

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of June 30, 2024, is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$ 1.25	177,885	1.5	177,885
$ 1.00	2,346,525	1.5	2,346,525
$ 0.19	81,788	2.6	81,788
$ 0.14	108,389	2.7	108,389
	2,714,587	1.6	2,714,587

See Note 9 – Notes Payable for additional details related to the 2024 warrant issuances.

Stock Options

A summary of stock options activity during the six months ended June 30, 2024, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	722,716	$1.26
Granted	55,000	0.27
Forfeited	(75,000)	0.89
Outstanding, June 30, 2024	702,716	$1.22	2.5	$7,328

Exercisable, June 30, 2024	357,715	$0.84	1.2	$—

The following table presents information related to stock options as of June 30, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Price	Options	In Years	Options
$0.19 - $0.99	322,986	0.4	201,735
$1.21 - $1.50	145,000	3.5	36,250
$1.55 - $1.99	80,000	2.8	30,000
$2.05 - $2.44	154,730	2.5	89,730
	702,716	1.2	357,715

For the three and six months ended June 30, 2024, the weighted average grant date fair value per share of options granted was $0.21 and $0.20, respectively, compared to $0.48 and $0.74, for the three and six months ended June 30, 2023.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Risk free interest rate	4.75% - 4.81%	4.07% - 4.52%	4.27% - 4.81%	3.92% - 4.52%
Expected term (years)	3.8	3.5	3.8	3.5
Expected volatility	110%	107%	110% - 114%	105% -107%
Expected dividends	0%	0%	0%	0%

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

As of June 30, 2024, there was $238,418 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.1 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards activity during the six months ended June 30, 2024:

	Shares of	Weighted Average
	Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2024	3,381,008	$1.53
RSAs exchanged for RSUs	(2,168,508)	0.94
Granted	—	—
Vested	(562,500)	2.60
Forfeited	—	—
Non-vested RSAs, June 30, 2024	650,000	$2.53

During the six months ended June 30, 2024, the Company issued 2,168,508 restricted stock units in exchange for the same quantity of restricted stock awards. The exchange of RSAs for RSUs did not result in a modification of any other terms, such as the grant date fair value or vesting period.

As of June 30, 2024, there was $1,134,833 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 0.91 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the six months ended June 30, 2024:

	Number of	Weighted Average
	Restricted	Grant Date
	Common Units	Fair Value
Non-vested RSUs, January 1, 2024	2,250,000	$2.05
RSAs exchanged for RSUs	2,168,508	0.94
Granted	851,230	0.38
Vested	(454,627)	0.94
Forfeited	—	—
Non-vested RSUs, June 30, 2024	4,815,111	$1.36

As of June 30, 2024, there was $4,202,362 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 2.68 years.

Stock-Based Compensation

During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $909,026 and $1,754,955, respectively, related to restricted stock awards, restricted stock units, stock options and stock issued for services, of which $870,837 and $1,678,942, respectively, is included within selling, general and administrative expenses, and $38,189 and $76,013, respectively is included within research and development expenses in the unaudited condensed consolidated statements of operations.

During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $964,201 and $1,966,929, respectively, related to restricted stock awards, restricted stock units, stock options and stock issued for services, of which $927,375 and $1,831,370, respectively, is included within selling, general and administrative expenses, and $36,826 and $52,986, respectively is included within research and development expenses in the unaudited condensed consolidated statements of operations.

The following table presents information related to stock-based compensation for the three and six months ended June 30, 2024 and 2023:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Common stock for services (includes accrued, unissued shares)	$65,523	$96,350	$97,915	$210,800
Amortization of stock options	29,165	44,311	61,206	84,916
Amortization of restricted stock awards and units	814,338	823,540	1,595,834	1,588,640
Total	$909,026	$964,201	$1,754,955	$1,884,356

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of June 30, 2024, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12 - SUBSEQUENT EVENTS

At the Market Offering

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “ATM”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $20,000,000 in “at the market” offerings through or to the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3% of the gross proceeds of any shares of common stock sold pursuant to the ATM. During the period from July 3, 2024, through August 9, 2024, the Company issued a total of 4,953,867 shares of common stock pursuant to the ATM for aggregate proceeds of $1,416,940.

Merchant Cash Advance

On July 11, 2024, the Company entered into a merchant cash advance agreement (the “Third Cash Advance Agreement”) whereby the Company received $758,850 of cash (net of underwriting fees of $40,000 and $201,150 used to pay the remaining balance of the first merchant cash advance), with the obligation to repay a total of $1,350,000 over forty-three weekly payments of $31,395, beginning July 18, 2024. The agreement contains an early payoff discount whereby the Company will owe $1,230,000 if paid by August 11, 2024, or $1,310,000 if paid by September 11, 2024. The Company does not anticipate taking advantage of the early payoff discount and will continue making weekly payments over the original forty-three-week term. In addition, the Third Cash Advance Agreement amended the Second Cash Advance Agreement to revise the repayment terms, whereby the weekly repayment amounts will be reduced from $26,820 to $15,620 and the repayment period will be extended from September 27, 2024, to November 15, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 12, 2024, unless disclosed elsewhere in this Quarterly Report.

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

Recent Developments

Liability Repayment

During the six months ended June 30, 2024, the Company issued 55,659,476 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $15,173,357. Of the gross proceeds, $9,104,950 was retained by the Company to fund operations. The remaining proceeds were applied against the principal and interest owed in connection with the Prepaid Advance Liability and the Yorkville promissory note. The Prepaid Advance Liability and the related accrued interest was repaid in full during the first quarter of 2024, and the promissory note was repaid in full on May 28, 2024. The SEPA terminated June 1, 2024.

At the Market Offering

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “ATM”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $20,000,000 in “at the market” offerings through or to the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3% of the gross proceeds of any shares of common stock sold pursuant to the ATM. During the period from July 3, 2024, through August 9, 2024, the Company issued a total of 4,953,867 shares of common stock pursuant to the ATM for aggregate proceeds of $1,416,940.

Merchant Cash Advance Agreement and Finder’s Warrants

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) with a lender, pursuant to which the Company received $504,900 of cash (net of underwriting fees of $35,100), with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,143.75, beginning January 30, 2024. The Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts. On July 11, 2024, this merchant cash advance was repaid in full.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the lender mentioned above, pursuant to which the Company received $502,200 of cash (net of underwriting fees of $37,800), with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024. On July 11, 2024, the parties amended the agreement whereby the weekly repayment amount was reduced from $26,820 to $15,620 and the repayment due date was extended from September 27, 2024 to November 15, 2024. The Second Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts.

On July 11, 2024, the Company entered into a merchant cash advance agreement (the “Third Cash Advance Agreement”) whereby the Company received $758,850 of cash (net of underwriting fees of $40,000 and $201,150 used to pay the remaining balance of the first merchant cash advance), with the obligation to repay a total of $1,350,000 over forty-three weekly payments of $31,395, beginning July 18, 2024. The Third Cash Advance is secured by the Company’s accounts receivable and related cash receipts.

On April 4, 2024, the finder of the First and Second Cash Advance Agreements, a FINRA registered financial advisor, accepted certain of the Finder’s fee as warrants to purchase up to 81,788 shares (the “First Warrant”) and 108,389 shares (the “Second Warrant”), respectively, of the Company’s common stock, at an exercise price of $0.1852 per share under the First Warrant, and $0.139 per share under the Second Warrant, respectively. The First Warrant and the Second Warrant were exercisable immediately, and expire on January 22, 2027 and February 26, 2027, respectively.

Promissory Notes

On April 2, 2024, the Company entered into an agreement (the “Promissory Note”), with a lender (the “Lender”), pursuant to which the Lender purchased an unsecured promissory note with an initial principal amount of $500,000. The Company received cash proceeds of $440,000, resulting in a debt discount of $60,000, made up of an original issue discount of $50,000 and cash issuance costs of $10,000. The Promissory Note carries an annual interest rate of 0%, which shall increase to 15% in the event of default, and has a maturity date of October 2, 2024, after which all outstanding principal and accrued interest will become immediately due. This promissory note was repaid in full on May 28, 2024.

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

Change in Compensation of CEO

Effective May 23, 2024, the Compensation Committee of the Board of Directors of the Company unanimously approved a change to the compensation payable to Michael Mo, the Chief Executive Officer (“CEO”). Consistent with the Company’s continued efforts to reduce its cash consumption, the CEO has voluntarily agreed to a reduction in the cash component of his annual compensation by approximately 33% or $112,345. In lieu of the reduced cash compensation, the CEO will receive restricted stock units of the Company for 286,230 shares of common stock that will vest after one year. This adjustment will aid the Company’s efforts in reducing its cash consumption, where such cash can be redirected towards other critical business needs and strategic initiatives. This step also aligns the CEO compensation more closely with the performance of the Company and the interest of its stockholders.

Resignation of Director

Effective April 15, 2024, Mr. Morio Kurosaki resigned as a director and all other positions of the Board. Mr. Kurosaki’s decision to resign is due to his other professional obligations and not due to any disagreement with the Company, the Board or any member of the Company’s management. Mr. Kurosaki served as the Chair of the Audit Committee and as a member of the Compensation Committee, and the Nominating & Corporate Governance Committee of the Board. On April 12, 2024, on the disinterested recommendation of the Compensation Committee, the Board unanimously approved and authorized the issuance of immediately vested equity compensation equal to 15,000 shares that are due and payable pursuant to his year-to-date services through the effective date of resignation.

Appointment of New Director

Effective April 15, 2024, upon the joint recommendation of the Nominating & Corporate Governance Committee and the Compensation Committee, the Board appointed Donna Haley Grier as a director of the Board to hold office until the earlier of the expiration of the term of office, a successor is duly elected and qualified, or the time of her death, resignation, disqualification, or removal. Ms. Grier was also appointed as the chair (and financial expert) of the Audit Committee of the Board, member of the Compensation Committee of the Board, and a member of the Nominating & Corporate Governance Committee of the Board. Ms. Grier will receive cash compensation equal to $17,500 per quarter and was granted 140,000 restricted stock units of the Company’s common stock, of which 35,000 shares vest each quarter, beginning on June 30, 2024.

Director Compensation

On April 12, 2024, on the disinterested recommendation of the Compensation Committee, the Board unanimously approved equity compensation grants to Dr. Joanna Massey issuable under the Company’s 2018 Equity Incentive Plan equal to (i) 15,000 immediately vested shares in connection with her year-to-date services through March 31, 2024; and (ii) 140,000 restricted stock units of the Company’s common stock, of which 35,000 shares vest each quarter, beginning on June 30, 2024.

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

On March 5, 2024, the Company received a notification from the NYSE that the Company’s plan to regain compliance with Section 1003 (a)(iii) of the Company Guide was accepted and so long as the Company meets its interim objectives, the Company will have until June 20, 2025, to regain compliance with the minimum stockholders’ equity requirement.

On February 12, 2024, the Company received a notice letter (the “Letter”) from NYSE stating that it is not in compliance with Section 1003(f)(v) of the Company Guide since the Company’s securities were trading at an average of less than $0.20 per share for 30 days. However, on May 1, 2024, the Company received a notification from the NYSE stating that the Company had regained compliance with Section 1003 (f) (v) of the Company Guide given the increase in the trading price of the Company’s securities.

Results of Operations

Three and Six Months Ended June 30, 2024, Compared With Three and Six Months Ended June 30, 2023

Revenue

Our revenues consisted of the following contract types:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product sales	$1,134,769	$1,957,370	$1,749,862	$3,586,628
Contract services	1,297,236	738,136	2,431,247	868,680
Total Revenue	$2,432,005	$2,695,506	$4,181,109	$4,455,308

For the three months ended June 30, 2024 and 2023, we generated $2,432,005 and $2,695,506 of revenues from 27 and 19 customers, respectively, representing a decrease of $263,501, or 10%. For the six months ended June 30, 2024 and 2023, we generated $4,181,109 and $4,455,308 of revenues from 48 and 29 customers, respectively, representing a decrease of $274,199, or 6%.

Revenue from product sales during the three months ended June 30, 2024, decreased by $822,601 or 42% compared to the three months ended June 30, 2023. Product sales include the sales of our component product, internal short circuit (“ISC”) battery cells and devices, and patented TRS technology. We had 15 product sales customers in the second quarter of 2024, compared with 12 in the second quarter of 2023. The decline in product revenue can be attributed to several expected second quarter 2024 orders, which management now expects to receive in the second half of 2024. We can provide no assurance as to when we will receive the expected orders.

Revenue from product sales during the six months ended June 30, 2024, decreased by $1,836,766 or 51% compared to the six months ended June 30, 2023. We had 36 product sales customers in the first six months of 2024, compared with 22 in the first six months of 2023. The decline in product sales can be attributed to several expected first half 2024 orders, which management now expects to receive in the second half of 2024. We can provide no assurance as to when we will receive the expected orders.

Revenue from contract services during the three months ended June 30, 2024, increased by $559,100 or 76% compared to the three months ended June 30, 2023. Service revenues include certain research and development contracts and onsite engineering services. We had 14 contract services customers in the second quarter of 2024, compared with 7 in the second quarter of 2023. One large contract received during the second quarter of 2024 generated $460,000 of service revenues, while $217,689 of service revenues previously deferred, were also recognized during the three months ended June 30, 2024.

Revenue from contract services during the six months ended June 30, 2024, increased by $1,562,567 or 180% compared to the six months ended June 30, 2023. We had 21 contract services customers in the first six months of 2024, compared with 11 in the first six months of 2023. Five large contracts received during 2024 generated $1,113,871 of service revenues, while $529,880 of service revenues deferred at December 31, 2023 were recognized in the first six months of 2024.

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

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consisted of the cost of our products as well as labor and production overhead expenses directly related to product sales or research contract services.

Product mix plays an important part in our reported average margins for any period. Because we are introducing new products at an early stage in our development cycle, the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix, among other factors.

For the three months ended June 30, 2024 and 2023, cost of revenues was $1,859,377 and $1,693,318, respectively, representing an increase of $166,059 or 10%. For the three months ended June 30, 2024 and 2023, gross profit was $572,628 and $1,002,188, respectively, a decline of $429,560 or 43%. Our gross profit margins were 24% and 37%, during the three months ended June 30, 2024 and 2023, respectively.  The decrease in the current period profit margin was primarily due to (a) approximately $350,000 of labor and materials costs in the current period associated with a specific project which had no corresponding current period revenue; and (b) an approximately $80,000 increase in quarterly depreciation expense for revenue generating equipment that was put into service during the last month of the quarter ended March 31, 2023.

For the six months ended June 30, 2024 and 2023, cost of revenues was $3,097,692 and $2,809,732, respectively, representing an increase of $287,960 or 10%. For the six months ended June 30, 2024 and 2023, gross profit was $1,083,417 and $1,645,576, respectively, a decline of $562,159 or 34%. Our gross profit margins were 26% and 37%, during the six months ended June 30, 2024 and June 30, 2023, respectively.  The decrease in the current period profit margin was primarily due to (a) approximately $600,000 of labor and materials costs in the current period associated with a specific project which had no corresponding current period revenue; and (b) an approximately $250,000 increase in quarterly depreciation expense for revenue generating equipment that was put into service during the last month of the quarter ended March 31, 2023.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery, including non-cash stock-based compensation expenses. Research and development expenses are charged to operations as incurred.

For the three months ended June 30, 2024 and 2023, R&D expenses were $1,305,186 and $1,924,138, respectively, representing a decrease of $618,952 or 32%. The decrease was comprised primarily of $488,017 of labor costs allocated to cost of revenue due to the increase in service revenue, $171,905 related to a planned decrease in R&D consulting services to conserve cash and an $81,737 decrease in stock-based compensation, partially offset by an increase in building related expenses of approximately $149,000 for the facility in Texas.

For the six months ended June 30, 2024 and 2023, R&D expenses were $2,259,811 and $3,729,153, respectively, representing a decrease of $1,469,342 or 39%. The decrease was comprised primarily of $1,018,387 of labor costs allocated to cost of revenue due to the increase in service revenue, $599,351 related to a planned decrease in R&D consulting services to conserve cash, partially offset by an increase in building related expenses of approximately $190,000 for the facility in Texas.

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

For the three months ended June 30, 2024 and 2023, selling, general and administrative expenses were $4,594,500 and $5,158,030, respectively, representing a decrease of $563,530 or 11%. The decrease is primarily due to a planned decrease in outsourced professional services of $533,052, a decrease of $56,538 for stock-based compensation, partially offset by an increase in building expenses of $53,254.

For the six months ended June 30, 2024 and 2023, selling, general and administrative expenses were $8,807,401 and $10,257,121, respectively, representing a decrease of $1,449,720 or 14%. The decrease is primarily due to a planned decrease in outsourced professional services of $1,106,778, a decrease in labor costs of $236,725 due to the workforce reduction in December of 2023 and a decrease of $48,412 for stock-based compensation.

Other (Expense) Income

For the three months ended June 30, 2024 and 2023, other expense, net, was a net expense of $563,470 and $255,012, respectively, representing an increase of $308,458, or 121%. The change is primarily attributable to an increase of $312,644 for amortization of debt discount in connection with the Prepaid Advance Liability and notes payable, an increase of $159,389 for the change in fair value of accrued issuable equity, partially offset by a decrease in interest recorded in connection with the Prepaid Advance Liability of $163,576.

For the six months ended June 30, 2024 and 2023, other expense, net, was a net expense of $915,609 and $597,155, respectively, representing an increase of $318,454, or 53%. The change is primarily attributable to an increase of $241,402 for amortization of debt discount in connection with the Prepaid Advance Liability and notes payable, an increase of $236,499 for the change in fair value of accrued issuable equity and $31,358 related to a 2024 loss on the extinguishment of debt related to the Prepaid Advance Liability, partially offset by a decrease of $190,805 in interest recorded in connection with the Prepaid Advance Liability.

Liquidity and Capital Resources

As of June 30, 2024 and December 2023, we had cash balances of $1,016,943 and $1,194,764, respectively, and a working capital deficit of $2,381,478 and $2,994,753, respectively.

For the six months ended June 30, 2024 and 2023, net cash used in operating activities was $9,198,453 and $9,858,687, respectively. Our net cash used in operating activities for the six months ended June 30, 2024, was primarily attributable to our net loss of $10,899,404, adjusted for non-cash expenses in the aggregate amount of $3,970,681, plus $2,269,730 of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the six months ended June 30, 2023, was primarily attributable to our net loss of $12,937,853, adjusted for non-cash expenses in the aggregate amount of $3,192,878, as well as $113,712 of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $163,023 and $894,976, respectively. Net cash used in investing activities during the six months ended June 30, 2024, was related to purchases of property and equipment. Net cash used in investing activities during the six months ended June 30, 2023, included $759,976 related to purchases of property and equipment and $135,000 for the acquisition of intangible assets.

For the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $9,183,655 and $1,740,751, respectively. Net cash provided by financing activities during the six months ended June 30, 2024, was due to proceeds from SEPA Advance Notices totaling $9,104,950, and net proceeds from notes payable totaling $1,730,000, partially offset by notes payable repayments of $1,525,195 and issuance costs on notes payable of $126,100. Net cash provided by financing activities during the six months ended June 30, 2023, was from proceeds from the second prepaid advance of $2,000,000, partially offset by $229,249 for the repurchase of common stock to pay tax on behalf of an employee for vested shares of restricted common stock and $30,000 for financing costs associated with the prepaid advance.

Future cash requirements for our current liabilities as of June 30, 2024, include $4,811,565 for accounts payable and accrued expenses, $784,006 for notes payable and $487,369 for operating leases.

Future cash requirements for long-term liabilities as of June 30, 2024, include $1,059,898 for operating leases, and $250,000 for notes payable.

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

On April 2, 2024, the Company received cash proceeds of $440,000 related to an unsecured Promissory Note comprised of an initial principal amount of $500,000 and discount of $60,000. The Promissory Note carries an annual interest rate of 0% and increases to 15% in the event of default and has a maturity date of October 2, 2024. This note was fully repaid on May 28, 2024. See Note 9 – Notes Payable for additional information.

On April 9, 2024, the Company received cash proceeds of $200,000 related to an unsecured Promissory Note which matures on the first anniversary of its issuance and carries an annual interest rate of 16%. In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount. See Note 9 – Notes Payable – for additional information.

Subsequent to June 30, 2024, the Company entered into an At the Market Offering agreement (the “ATM”) to raise up to $20,000,000 through sales of the Company’s common stock. During the period from July 3, 2024, through August 9, 2024, the Company has sold 4,953,867 shares of common stock pursuant to this offering, with gross proceeds of $1,416,940.

On July 11, 2024, the Company entered into a third merchant cash advance agreement (the “Third Cash Advance Agreement”) with a lender, pursuant to which the Company received $758,850 of cash (net of underwriting fees of $40,000 and $201,150 used to pay the remaining balance of the first merchant cash advance), with the obligation to repay a total of $1,350,000 over forty-three weekly payments of $31,395, beginning July 18, 2024. The Third Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts. In addition, on July 11, 2024, the Company fully repaid the balance on the first cash advance ($201,150) and amended the Second Cash Advance to reduce the weekly repayment amount from $26,820 to $15,620 and extend the repayment period from September 27, 2024 to November 15, 2024.

As of the date of the issuance of these consolidated financial statements, the Company has no additional commitments to obtain additional funding through future debt or equity financings, and there is no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all. Further, there is no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the notes to our financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the January 2024 and February 2024 Merchant Cash Advance Agreements, on April 4, 2024, the Company issued and delivered certain warrants to purchase up to 108,389 and 81,788 shares of the Company’s common stock, to the FINRA-registered financial advisor that assisted with arranging the facility in satisfaction of certain fee obligations to the advisor. The warrants can be exercised for the issuance of shares, at an exercise price of $0.1852 and $0.139 per share, with expiration dates of January 22, 2027 and February 26, 2027, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 12, 2024	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2024	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)