Form 10-Q
period 2024-09-30
KULR Technology Group, Inc.
filed 2024-11-13
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

001-40454

KULR TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1004273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Forge River Road, Webster, Texas	77598
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-663-5247

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	KULR	NYSE American LLC

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

As of November 12, 2024, there were 214,227,808 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets:
Cash	$912,417	$1,194,764
Accounts receivable, current portion	2,682,940	901,672
Inventory	606,255	1,149,047
Inventory deposits	20,925	27,500
Prepaid expenses and other current assets	603,528	631,361
Total Current Assets	4,826,065	3,904,344
Accounts receivable, non-current portion	366,274	—
Property and equipment, net	3,538,126	4,698,144
Equipment deposits	1,355,174	1,332,436
Security deposits	98,371	10,228
Intangible assets, net	612,673	719,395
Operating lease right-of-use asset	1,332,941	129,202
Finance lease right-of-use asset, net	6,992	—
Deferred financing costs	218,196	70,607
Total Assets	$12,354,812	$10,864,356

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,154,740	$2,769,544
Accrued expenses and other current liabilities	3,220,431	3,463,344
Accrued issuable equity	76,641	13,002
Operating lease liabilities, current portion	505,516	102,186
Finance lease liability, current portion	2,443	—
Notes payable, net of discount, current portion	991,281	—
Deferred revenue	32,768	551,021
Total Current Liabilities	5,983,820	6,899,097
Operating lease liabilities, non-current portion	925,886	—
Finance lease liability, non-current portion	4,475	—
Notes payable, non-current portion	266,604	250,000
Prepaid advance liability, net of discount	—	5,892,056
Accrued interest	—	5,899
Total Liabilities	7,180,785	13,047,052

Commitments and contingencies (Note 11)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 730,000 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively;	73	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 201,313,770 and 201,182,608 shares issued and outstanding at September 30, 2024, respectively; 134,031,669 and 133,900,507 shares issued and outstanding at December 31, 2023, respectively	20,131	13,403
Additional paid-in capital	84,640,807	64,387,717
Treasury stock, at cost; 131,162 shares held at September 30, 2024 and December 31, 2023	(296,222)	(296,222)
Accumulated deficit	(79,190,762)	(66,287,594)
Total Stockholders’ Equity (Deficit)	5,174,027	(2,182,696)
Total Liabilities and Stockholders’ Equity (Deficit)	$12,354,812	$10,864,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$3,185,778	$3,041,007	$7,366,887	$7,496,315
Cost of revenue	928,326	1,703,553	4,026,018	4,513,285
Gross Profit	2,257,452	1,337,454	3,340,869	2,983,030

Operating Expenses
Research and development	1,232,333	1,821,658	3,492,144	5,842,611
Selling, general, and administrative	2,735,419	4,612,824	11,542,820	14,578,145
Total Operating Expenses	3,967,752	6,434,482	15,034,964	20,420,756
Loss From Operations	(1,710,300)	(5,097,028)	(11,694,095)	(17,437,726)

Other (Expense) Income
Interest expense	(28,888)	(187,574)	(195,124)	(544,615)
Amortization of debt discount	(278,013)	(234,899)	(980,289)	(695,773)
Loss on debt extinguishment	—	—	(31,358)	—
Change in fair value of accrued issuable equity	13,437	(42,773)	(2,302)	177,987
Total Other Expense, net	(293,464)	(465,246)	(1,209,073)	(1,062,401)
Net Loss	$(2,003,764)	$(5,562,274)	$(12,903,168)	$(18,500,127)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.05)	$(0.07)	$(0.16)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	194,499,997	117,144,452	173,353,879	115,149,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	134,031,669	$13,403	$64,387,717	131,162	$(296,222)	$(66,287,594)	$(2,182,696)
Preferred stock issued for no consideration	730,000	73	—	—	(73)	—	—	—	—
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	—	—	21,798,830	2,180	6,052,650	—	—	—	6,054,830
Common stock issued for cash pursuant to Advance Notices (2)	—	—	19,228,351	1,923	2,904,490	—	—	—	2,906,413
Stock-based compensation:
Restricted stock awards exchanged for restricted stock units	—	—	(2,168,508)	(217)	217	—	—	—	—
Restricted stock units vested	—	—	384,627	38	(38)	—	—	—	—
Common stock issued for services	—	—	35,500	4	6,386	—	—	—	6,390
Amortization of restricted common stock	—	—	—	—	781,496	—	—	—	781,496
Amortization of stock options	—	—	—	—	32,041	—	—	—	32,041
Net loss	—	—	—	—	—	—	—	(5,008,876)	(5,008,876)
Balance - March 31, 2024	730,000	73	173,310,469	17,331	74,164,886	131,162	(296,222)	(71,296,470)	2,589,598
Warrants isued for consulting services in connection with issuance of notes payable	—	—	—	—	112,863	—	—	—	112,863
Common stock issued for cash pursuant to Advance Notices (3)	—	—	14,632,295	1,464	6,140,043	—	—	—	6,141,507
Stock-based compensation:
Restricted stock units vested	—	—	70,000	7	(7)	—	—	—	—
Common stock issued for services	—	—	74,150	7	38,143	—	—	—	38,150
Amortization of restricted common stock	—	—	—	—	814,338	—	—	—	814,338
Amortization of stock options	—	—	—	—	29,165	—	—	—	29,165
Net loss	—	—	—	—	—	—	—	(5,890,528)	(5,890,528)
Balance - June 30, 2024	730,000	73	188,086,914	18,809	81,299,431	131,162	(296,222)	(77,186,998)	3,835,093
Common stock issued for cash pursuant to ATM offering(4)	—	—	12,822,356	1,282	3,293,177	—	—	—	3,294,459
Stock-based compensation:
Restricted stock units vested	—	—	162,500	16	(16)	—	—	—	—
Common stock issued for services	—	—	242,000	24	60,396	—	—	—	60,420
Amortization of restricted common stock	—	—	—	—	(21,592)	—	—	—	(21,592)
Amortization of stock options	—	—	—	—	9,411	—	—	—	9,411
Net loss	—	—	—	—	—	—	—	(2,003,764)	(2,003,764)
Balance - September 30, 2024	730,000	$73	201,313,770	$20,131	$84,640,807	131,162	$(296,222)	$(79,190,762)	$5,174,027

(1) Represents gross proceeds of $6,068,407, less issuance costs of $13,577.

(2) Represents gross proceeds of $2,910,651, less issuance costs of $4,238.

(3) Represents gross proceeds of $6,194,299, less issuance costs of $52,792.

(4) Represents gross proceeds of $3,431,090, less issuance costs $136,631.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(12,903,168)	$(18,500,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	980,289	695,773
Non-cash operating lease expense	331,551	186,885
Loss on debt extinguishment	31,358	—
Depreciation and amortization expense	1,538,698	1,532,796
Change in fair value of accrued issuable equity	2,302	(177,987)
Stock-based compensation	1,811,156	2,730,989
Loss on disposal of property and equipment	26,490	—
Changes in operating assets and liabilities:
Accounts receivable	(2,147,542)	245,307
Inventory	542,792	410,636
Inventory deposits	6,575	194,227
Prepaid expenses and other current assets	27,833	667,705
Security deposits	(88,143)	50,213
Accounts payable	(1,748,580)	(103,457)
Accrued expenses and other current liabilities	(155,969)	1,003,244
Operating lease liabilities	(236,207)	(200,188)
Deferred revenue	(518,253)	370,934
Total Adjustments	404,350	7,607,077
Net Cash Used In Operating Activities	(12,498,818)	(10,893,050)

Cash Flows From Investing Activities:
Equipment deposits	(22,738)	(621,107)
Purchases of property and equipment	(188,267)	(237,592)
Acquisition of intangible assets	—	(135,000)
Net Cash Used In Investing Activities	(211,005)	(993,699)

Cash Flows from Financing Activities:
Proceeds from equity financing	—	2,875,000
Issuance costs on equity financing	—	(320,250)
Proceeds from ATM equity financing	3,431,090	—
Issuance costs on ATM equity financing	(103,718)	—
Proceeds from the SEPA	9,104,950	—
Proceeds from prepaid advance liability	—	2,000,000
Issuance costs on prepaid advance liability	—	(30,000)
Repayments of prepaid advance liability	—	(1,575,000)
Proceeds from notes payable (1)	2,730,000	—
Issuance costs on notes payable	(166,100)	—
Repayments of notes payable	(2,439,855)	—
Repurchase of common stock	—	(229,249)
Payments for deferred financing costs	(128,041)	—
Repayment of finance lease liabilty	(850)	—
Net Cash Provided By Financing Activities	12,427,476	2,720,501
Net Decrease In Cash	(282,347)	(9,166,248)
Cash - Beginning of Period	1,194,764	10,333,563
Cash - End of Period	$912,417	$1,167,315

(1) Face value of $3,659,200, less $929,200 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$17,505	$264,731
Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in satisfaction of prepaid advance liability and interest	$6,054,830	$4,466,626
Right-of-use asset for operating lease liability	$1,534,902	$51,154
Original issue discount on indebtedness	$929,200	$105,263
Deferred financing costs included in accounts payable	$123,068	$—
Value of warrants issued in connection with notes payable	$112,863	$—
Deferred financing costs charged to additional paid-in capital	$89,943	$—
Additions to property and equipment included in note payable	$42,788	$—
Additions to property and equipment included in accounts payable and accrued expenses	$36,483	$195,072
Common stock issued in satisfaction of accrued issuable equity	$26,400	$96,560
Right-of-use asset for finance lease liability	$7,768	$—
Restricted stock awards converted to restricted stock units	$217	$—
Preferred shares issued for no consideration	$73	$—
Common shares issued for restricted stock units vested	$61	$—
Deposits applied to purchases of property and equipment	$—	$2,716,057
Equipment deposits included in accounts payable	$—	$195,299
Accrual of equity financing issuance costs	$—	$267,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1  –  ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results for the full year ending December 31, 2024, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 12, 2024. The accompanying condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited financial statements included in the Form 10-K.

NOTE 2  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2023, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Going Concern and Management’s Liquidity Plans

As of September 30, 2024, the Company had cash of $912,417 and a working capital deficit of $1,157,755. For the nine months ended September 30, 2024, the Company incurred a net loss of $12,903,168 and used cash in operating activities of $12,498,818.

The Company’s primary source of liquidity has historically been cash generated from equity and debt offerings along with cash flows from revenue. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since the Company’s inception, it has had a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

Future cash requirements for our current liabilities include $4,375,171 for accounts payable and accrued expenses, $1,145,529 for secured promissory notes (see Note 9 – Notes Payable), $507,959 for future payments under financing and operating leases and $100,000 for unsecured promissory notes. Future cash requirements for long-term liabilities include $930,361 for future payments under financing and operating leases and $266,604 for unsecured promissory notes.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On December 20, 2023, the Company received a notice of noncompliance from NYSE Regulation (“NYSE”) stating that it is not in compliance with Section 1003(a)(iii) in the NYSE American Company Guide (the “Company Guide”) since the Company reported stockholders’ equity of $1,200,172 at September 30, 2023, and losses from continuing operations and/or net losses in its five most recent fiscal years. On February 12, 2024, the Company received a second notice letter from NYSE stating it is not in compliance with Section 1003 (f)(v) of the Company guide since the Company’s securities were trading at an average of less than $0.20 per share for 30 days.

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

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “Sales Agreement”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to $20,000,000 in “at the market” offerings through or to the Agent (the “ATM”). Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent receives a commission from the Company of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the period from July 3, 2024, through September 30, 2024, the Company issued a total of 12,822,356 shares of common stock pursuant to the Sales Agreement for aggregate gross proceeds of $3,431,090. Furthermore, the Company received aggregate gross proceeds of $4,319,699 for 13,045,200 shares issued during the period from October 1, 2024 through November 12, 2024. See Note 10 – Stockholders’ Equity (Deficit) – At the Market Offering for additional information.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $487,367 and $694,764 as of September 30, 2024 and December 31, 2023, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue				Accounts Receivable
	For the Three Months Ended		For the Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	*	56%	*	59%	*	*
Customer B	32%	*	14%	*	34%	*
Customer C	21%	*	*	*	*	*
Customer D	*	15%	13%	10%	*	*
Customer E	*	14%	*	*	*	*
Customer F	*	*	10%	*	27%	*
Customer G	*	*	*	*	10%	*
Customer H	*	*	*	*	*	52%
Customer I	*	*	*	*	*	20%
Customer J	*	*	*	*	*	14%
Total	53%	85%	37%	69%	71%	86%
*	Less than 10%

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

Vendor Concentrations

The Company had vendors whose purchases of inventory individually represented 10% or more of the Company’s total purchases of inventory, for the three and nine months ended September 30, 2024 and 2023, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Vendor A	*	25%	*	11%
Vendor B	*	*	*	11%
Vendor C	*	*	12%	*
	0%	25%	12%	22%
*	Less than 10%

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of September 30, 2024 and December 31, 2023, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Inventory

The Company capitalizes inventory costs associated with products when future commercialization is considered probable, and a future economic benefit is expected to be realized. These costs consist of finished goods, raw materials, manufacturing-related costs, transportation and freight, and other indirect overhead costs.

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of revenue and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company had inventory deposits of $20,925 and $27,500, respectively. Finished goods inventory is held on-site at the San Diego, California and Webster, Texas locations. Certain raw materials are held off-site with certain contract manufacturers.

Inventory at September 30, 2024 and December 31, 2023 was comprised of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$436,538	$322,111
Finished goods	169,717	826,936
Total inventory	$606,255	$1,149,047

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.
●	IP license – Revenue is recognized pursuant to the type of intellectual property (“IP”) being licensed for each individual contract when the company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. IP license revenue for the right to access symbolic IP is recognized over time and the right to use functional IP is recognized at a point in time.
a)	License fees – revenue from the right to use IP is recognized immediately at a point in time.
b)	Minimum royalty fees – revenue is recognized immediately at a point in time.
c)	Royalty fees above the minimum – revenue is recognized when and if amounts become probable and estimable.
d)	Software maintenance fees – revenue is recognized over time over the term of the agreement.

The following table summarizes the Company’s revenue recognized by type of contract in its condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue Recognized at a Point in Time:
Product sales	$765,201	$1,896,470	$2,515,063	$5,483,098
Contract services	1,149,667	692,566	2,851,374	1,093,586
IP license	1,028,767	—	1,028,767	—
Total	2,943,635	2,589,036	6,395,204	6,576,684
Revenue Recognized Over Time:
Contract services	242,143	451,971	971,683	919,631
Total Revenue	$3,185,778	$3,041,007	$7,366,887	$7,496,315

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

License Agreement

On September 29, 2024, the Company entered into a three-year licensing agreement (the “Agreement”) with a customer located in Japan to use its KULR VIBE software to measure and reduce fan vibration levels. The Agreement gives the customer the exclusive license to use the software in Japan (for Japanese customers) for the sole purpose of operating the Balancer. The Balancer is a hardware device used to measure vibration levels. Pursuant to this Agreement, the Company received a one-time, non-refundable license fee for the right to use the IP of $500,000 for which revenue was recognized immediately. The customer will pay royalty fees to the Company of $0.20 per unit of any rotational system balanced by a Balancer, and 3% of gross sales of all Balancers the customer manufactures and sells to a third party. The customer will make quarterly royalty payments to the company which may vary from period to period, but the minimum payment of $50,000 per quarter ($600,000 over the three-year life of the Agreement) is guaranteed. Since the payment of the minimum royalty occurs significantly after performance, this indicates a significant financing component. Therefore, the Company immediately recognized revenue in an amount equal to the present value ($528,767) of the $600,000 to be received, using the prevailing interest rate in the relevant market (prime rate) of 8.0%. Royalty fees above the minimum amount will be recognized when and if amounts become probable and estimable.

While the Agreement contains a software maintenance provision, the Company expects the resources that will be dedicated to the software maintenance services to be negligible and determined an amount to be allocated to this software maintenance performance obligation to be de minimis.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,003,764)	$(5,562,274)	$(12,903,168)	$(18,500,127)

Denominator (weighted average quantities):
Common shares issued	194,103,040	120,704,579	173,326,462	118,146,547
Less: Treasury shares purchased	(131,162)	(131,162)	(131,162)	(131,162)
Less: Unvested restricted shares	(427,174)	(3,433,400)	(728,533)	(2,952,892)
Add: Accrued issuable equity	205,293	4,435	137,112	87,268
Add: Vested unissued restricted stock units	750,000	—	750,000	—
Denominator for basic and diluted net loss per share	194,499,997	117,144,452	173,353,879	115,149,761

Basic and diluted net loss per common share	$(0.01)	$(0.05)	$(0.07)	$(0.16)

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Prepaid advance liability(1)	—	20,866,741
Unvested restricted stock awards	150,000	3,471,008
Unvested restricted stock units	3,537,611	3,000,000
Options	538,341	955,216
Warrants	2,714,587	2,524,410
Total	6,940,539	30,817,375

(1) Shares issuable estimated using the floor price of $0.75 per share pursuant to the supplemental agreement to the SEPA (see Note 6 – Prepaid Advance Liability).

Operating and Finance Leases

The Company determines if an arrangement is a lease or contains a lease at inception. For leases in effect upon adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” at January 1, 2020 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at either (1) the rate implicit in the lease, if available, or (2) the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset.

Classification criteria in Topic 842 is applied in order to determine whether the lease is a finance lease or an operating lease. Operating lease expense is recorded on a straight-line basis over the life of the lease and is included in research and development and general and administrative expenses on the accompanying statements of operations. Finance lease right-of-use assets are depreciated on a straight-line base over the estimated useful life of the asset; the depreciation expense is included in research and development expense on the accompanying statements of operations. Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during a period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases is included in interest expense on the statements of operations.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material impact on its financial condition, results of operations, or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023 – 09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material impact on its financial condition, results of operations, or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023–09.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
Compensation costs	$250,000	$375,000
Deferred expenses	184,406	59,089
Dues and subscriptions	50,244	50,689
Professional fees	37,831	24,125
Insurance	33,031	32,606
Vendor receivables	7,386	1,995
Security deposits	—	55,308
Conferences and seminars	—	19,338
Investor relations	—	1,512
Other	40,630	11,699
Total prepaid expenses and other current assets	$603,528	$631,361

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4  –  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Professional fees	$1,935,000	$1,875,000
Payroll and vacation	412,637	504,748
Research and development	341,192	441,192
Inventory purchases	223,674	145,949
Sales tax payable	111,297	46,901
Interest payable	57,166	—
Royalties	46,592	17,505
Board compensation	37,500	23,750
Refund due to customer	—	171,960
Legal fees	—	117,640
Cost of sales	—	28,663
Other	55,373	90,036
Total accrued expenses and other current liabilities	3,220,431	3,463,344
Add: Accrued interest, non-current	—	5,899
Total accrued expenses and other liabilities	$3,220,431	$3,469,243

NOTE 5 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the nine months ended September 30, 2024 is presented below:

For the Nine Months Ended
September 30, 2024
Beginning balance at January 1, 2024	$13,002
Additions	87,737
Mark-to-market	2,302
Shares issued in satisfaction of accrued issuable equity	(26,400)
Fair value at September 30, 2024	$76,641

During the nine months ended September 30, 2024, the Company became obligated to issue a fixed number of shares of common stock of the Company as consideration for services provided by an employee pursuant to a contractual arrangement previously entered into with the employee. On the date the contract was entered into, the estimated fair value of the shares to be issued was an aggregate of $87,737 based on the quoted market prices of the shares.

During the nine months ended September 30, 2024, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 80,000 of its shares for an aggregate fair value of $26,400, measured as of the settlement date based on the quoted market prices of the shares.

The Company recorded (losses) gains in the aggregate amount of $13,437 and $(2,302) during the three and nine months ended September 30, 2024, respectively, and recorded (losses) gains in the aggregate amount of $(42,773) and $177,987 during the three and nine months ended September 30, 2023, respectively, related to changes in the fair value of accrued issuable equity (see Note 10 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of September 30, 2024, was $76,641, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – PREPAID ADVANCE LIABILITY, NET OF DISCOUNT

The Company’s prepaid advance liability, net of discount, consists of the following:

	Gross Amount of	Less:	Prepaid Advance
	Prepaid Advance	Debt	Liability,
	Liability	Discount	net of discount
Balance, January 1, 2024	$5,918,430	$(26,374)	$5,892,056
Repayments pursuant to Advance Notices	(5,918,430)	—	(5,918,430)
Amortization of debt discount	—	26,374	26,374
Balance, September 30, 2024	$—	$—	$—

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

During the nine months ended September 30, 2024, the Company issued 55,659,476 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $15,173,357. Of the shares issued pursuant to the SEPA Advance Notices, 21,798,830 shares valued at $6,068,407 were issued in satisfaction of $5,918,430 of principal and $118,619 of accrued interest owed in connection with the Company’s prepaid advance liability. The Company recorded $31,358 in extinguishment loss and charged $13,577 of deferred financing costs to additional paid-in capital in connection with the shares issued in satisfaction of the prepaid advance liability. As of September 30, 2024, the Prepaid Advance Liability and the related accrued interest has been repaid in full and the SEPA has been terminated. See Note 10 – Stockholders’ Equity (Deficit) - Standby Equity Purchase Agreement (“SEPA”) and Supplemental SEPA for additional information.

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

NOTE 7 – LEASES

Operating Leases

On January 31, 2024, the initial lease for Webster, Texas dated January 18, 2023, expired.

On January 27, 2024, the Company entered into a lease agreement for new office space in Webster, Texas. The initial lease term is 63 months. The lease contains an option to renew for an additional 36 months, which is not reasonably certain to be exercised and therefore is not included in the measurement of the ROU asset and lease liability. Monthly rental payments under the new lease are $33,086, which is comprised of $21,950 of base rent and $11,136 of common area maintenance fees. No cash payments are due for the first three months of the lease. The Company determined that the value of the lease liability and related right-of-use asset at inception was $1,085,497, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster lease agreement which is recorded within the security deposits section of the balance sheet as of September 30, 2024.

The Company also leases office space at 4863 Shawline Street, San Diego, CA 92111, pursuant to an operating lease which expired May 31, 2024 (the “San Diego Lease”).

On January 25, 2024, the Company entered into an amendment to the lease dated April 5, 2021, for the facility located at 4863 Shawline Street, San Diego, CA 92111 (the “First Renewal”). Pursuant to the amendment, the lease was extended for a period of eighteen months commencing June 1, 2024, and terminating November 30, 2025. Monthly rental payments under the amendment are $29,337. The Company determined that the value of the modified lease liability and related right-of-use asset to be $490,422, using an incremental borrowing rate of 10%.

During the three and nine months ended September 30, 2024, operating lease expense was $150,846 and $377,554, respectively. During the three and nine months ended September 30, 2023, operating lease expense was $67,838 and $199,584, respectively.

Finance Lease

During July 2024, the Company entered into a three - year lease agreement, (the “Equipment Lease”) for the lease of a copy machine (the “Equipment”). The lease term began on July 18, 2024. The monthly fixed lease payment is $220. The Equipment Lease includes a purchase option pursuant to which the Company can purchase the Equipment at the end of the lease term for $1.

The Company recorded an ROU asset and lease liability in the amount of $7,768 upon the commencement of the Equipment Lease. The Company recorded depreciation expense in the amount of $388 in connection with ROU assets held under the finance lease during the three and nine months ended September 30, 2024. The Company recorded interest expense of $62 during the three and nine months ended September 30, 2024, in connection with its finance lease liability.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturities of lease liabilities as of September 30, 2024, were as follows:

Years	Operating Lease	Financing Lease	Total
October 1, 2024 through December 31, 2024	$153,862	$659	$154,521
2025	601,199	2,636	603,835
2026	280,228	2,636	282,864
2027	289,008	1,318	290,326
2028	297,788	—	297,788
Thereafter	101,702	—	101,702
Total future minimum lease payments	1,723,787	7,249	1,731,036
Less: amount representing imputed interest	(292,385)	(331)	(292,716)
Present value of lease liabilities	1,431,402	6,918	1,438,320
Less: current portion	(505,516)	(2,443)	(507,959)
Lease liabilities, non current portion	$925,886	$4,475	$930,361

Supplemental cash flow information related to the operating and finance lease was as follows:

	For the Nine Months Ended
	September 30,
	2024		2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$236,207		$200,188
Repayment of finance lease liability	$850		$—
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,534,902		$51,154
Financing leases	$7,768		$—
Weighted Average Remaining Lease Term (Years)
Operating leases	3.64	years	0.64	years
Financing leases	2.75	years	—
Weighted Average Discount Rate
Operating leases	10.0%		5.0%
Financing leases	10.0%		—

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2023, the Company recognized expenses of $4,845 and $32,055, respectively, for consulting services provided by the father of the Company’s Chief Technology Officer, which are included within selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, there were no expenses with related parties.

As of September 30, 2024 and December 31, 2023, the Company did not have any accounts payable outstanding with related parties.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9-NOTES PAYABLE

A summary of the notes payable activity during the nine months ended September 30, 2024 is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2024	$—	$—	$—
Proceeds from merchant cash advances	2,959,200	(879,200)	2,080,000
Proceeds from promissory notes	700,000	(50,000)	650,000
Equipment received for note payable	26,184	—	26,184
Issuance costs paid in cash	—	(53,200)	(53,200)
Issuance costs paid in equity	—	(112,863)	(112,863)
Underwriting fees	—	(112,900)	(112,900)
Repayments in cash	(2,439,855)	—	(2,439,855)
Amortization of debt discount	—	953,915	953,915
Notes payable, current-portion	1,245,529	(254,248)	991,281
Add: Notes payable, non-current portion	266,604	—	266,604
Total notes payable as of September 30, 2024	$1,512,133	$(254,248)	$1,257,885

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) whereby the Company received $504,900 of cash (net of underwriting fees of $35,100), and paid finder’s fees in cash of $21,600 and additional finder’s fees to be issued in equity, with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,144, beginning January 30, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount, and along with the finder’s fees, were being amortized over thirty-two weeks using the effective interest rate method and an annualized effective interest rate of 217%. The Cash Advance Agreement was secured by the Company’s accounts receivable and related cash receipts. On February 26, 2024, the parties added an addendum to the agreement for an early payoff discount whereby the Company will owe $756,000 if paid by March 22, 2024, or $783,000 if paid by April 22, 2024. The Company did not take advantage of the early payoff discount and continued making weekly payments over the original thirty-two week term. On July 11, 2024, the Company used proceeds from the Third Cash Advance Agreement to repay this cash advance in full.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the same lender mentioned above whereby the Company received $502,200 of cash (net of underwriting fees of $37,800), and paid finder’s fees in cash of $21,600 and additional finder’s fees to be issued in equity, with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount, and along with the finder’s fees, is being amortized over thirty weeks using the effective interest rate method and an annualized effective interest rate ranging from 240% to 249%. The Second Cash Advance is secured by the Company’s accounts receivable and related cash receipts. On July 11, 2024, the terms of this agreement were revised whereby the weekly repayment amounts were reduced from $26,820 to $15,620 and the repayment period was extended from September 27, 2024, to November 15, 2024.

On April 2, 2024, the Company entered into an agreement (the “Promissory Note”), with a lender (the “Lender”), pursuant to which the Lender purchased an unsecured promissory note with an initial principal amount of $500,000, for cash proceeds of $440,000. The Company recorded a debt discount of $60,000, which consists of an original issue discount of $50,000 and cash issuance costs of $10,000. The debt discount was amortized using the effective interest rate method and an annualized effective interest rate of 26%. The Promissory Note carries an annual interest rate of 0%, which shall increase to 15% in the event of default, and has a maturity date of October 2, 2024, after which all outstanding principal and accrued interest will become immediately due. On May 28, 2024, the Company repaid the Promissory Note in full, and recognized $60,000 of amortization expense related to the debt discount.

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

On April 9, 2024, the Company entered into a note purchase agreement pursuant to which the Company issued an unsecured promissory note with an initial principal amount of $200,000 and which matures on the first anniversary of its issuance. The Company received cash proceeds of $200,000. The promissory note carries an annual interest rate of 16%. In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount instead of 16%. As of September 30, 2024, the principal balance of this promissory note was $100,000.

On April 9, 2024, the Company entered into a Conditional Sale Agreement (the “Agreement”) to purchase a Haas Vertical Machining Center (the “Equipment”), pursuant to which the Company issued a promissory note with an initial principal amount of $42,788. The promissory note carries an imputed interest rate of 10%. The Company will make twenty four consecutive monthly installments of $2,003, beginnning thirty days after the delivery of the Equipment. The Equipment was received on June 17, 2024.

On July 11, 2024, the Company entered into a merchant cash advance agreement (the “Third Cash Advance Agreement”) whereby the Company received $758,850 of cash (net of underwriting fees of $40,000 and $201,150 used to pay the remaining balance of the first merchant cash advance), with the obligation to repay a total of $1,350,000 over forty - three weekly payments of $31,395, beginning July 18, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount and is being amortized over forty - three weeks using the effective interest rate method and an annualized effective interest rate of 86%. The Third Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts. The agreement contains an early payoff discount whereby the Company will owe $1,230,000 if paid by August 11, 2024, or $1,310,000 if paid by September 11, 2024. The Company did not take advantage of the early payoff discount and continued making weekly payments over the original forty - three week term. In addition, the Third Cash Advance Agreement amended the Second Cash Advance Agreement to revise the repayment terms, whereby the weekly repayment amounts were reduced from $26,820 to $15,620 and the repayment period was extended from September 27, 2024, to November 15, 2024.

See Note 12 - Subesequent Events, for details related to notes payable.

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

During the nine months ended September 30, 2024, the Company issued 55,659,476 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate gross proceeds of $15,173,357. Of the gross proceeds, $9,104,950 was retained by the Company to fund operations. The remaining proceeds were applied against the principal and interest owed in connection with the Prepaid Advance Liability. As of March 27, 2024, the Prepaid Advance Liability and the related accrued interest has been repaid in full and the SEPA terminated on June 1, 2024. See Note 6 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA.

At the Market Offering

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “ATM”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $20,000,000 in “at the market” offerings through or to the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3% of the gross proceeds of any shares of common stock sold pursuant to the ATM. During the nine months ended September 30, 2024, the Company issued a total of 12,822,356 shares of common stock pursuant to the ATM for aggregate gross proceeds of $3,431,090.

Common Stock

During the nine months ended September 30, 2024, the Company issued an aggregate of 241,650 shares of immediately vested common stock with a grant date value of $61,161 for legal services.

During the nine months ended September 30, 2024, the Company issued 30,000 shares of immediately vested common stock with a grant date value of $17,400 as equity compensation to its independent members of the Board of Directors.

During the nine months ended September 30, 2024, the Company issued an aggregate of 80,000 shares of immediately vested common stock with a grant date value of $26,400 for consulting services.

During the nine months ended September 30, 2024, the Company issued 617,127 shares of common stock upon the vesting of restricted stock units previously granted.

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

Treasury Stock

As of September 30, 2024 and December 31, 2023, the Company has 131,162 shares held in treasury recorded at their cost of $296,222.

Warrants

A summary of warrants activity during the nine months ended September 30, 2024, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	2,524,410	$1.02
Issued	190,177	0.16
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, September 30, 2024	2,714,587	$0.96	1.3	$23,036

Exercisable, September 30, 2024	2,714,587	$0.96	1.3	$23,036

A summary of outstanding and exercisable warrants as of September 30, 2024, is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$ 1.25	177,885	1.3	177,885
$ 1.00	2,346,525	1.3	2,346,525
$ 0.19	81,788	2.3	81,788
$ 0.14	108,389	2.4	108,389
	2,714,587	1.3	2,714,587

See Note 9 – Notes Payable for additional details related to the 2024 warrant issuances.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

A summary of stock options activity during the nine months ended September 30, 2024, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	722,716	$1.26
Granted	55,000	0.27
Forfeited	(239,375)	0.99
Outstanding, September 30, 2024	538,341	$1.27	2.3	$—

Exercisable, September 30, 2024	354,590	$0.81	1.3	$—

The following table presents information related to stock options as of September 30, 2024:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$0.28 - $0.99	255,841	0.7	155,840
$1.21 - $1.50	65,000	3.3	68,750
$1.55 - $1.99	75,000	2.6	40,000
$2.05 - $2.44	142,500	2.2	90,000
	538,341	1.3	354,590

For the nine months ended September 30, 2024, the weighted average grant date fair value per share of options granted was $0.20, compared to $0.30 and $0.52 for the three and nine months ended September 30, 2023, respectively. No options were granted during the three months ended September 30, 2024.

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Risk free interest rate	N/A	4.77% - 5.40%	4.27% - 4.81%	3.92% - 5.40%
Expected term (years)	N/A	3.5	3.8	3.5
Expected volatility	N/A	109%	110% - 114%	105% -109%
Expected dividends	N/A	0%	0%	0%

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

As of September 30, 2024, there was $146,091 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 1.89 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Awards

The following table presents information related to restricted stock awards activity during the nine months ended September 30, 2024:

	Shares of	Weighted Average
	Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2024	3,381,008	$1.53
RSAs exchanged for RSUs	(2,168,508)	0.94
Granted	—	—
Vested	(1,062,500)	2.60
Forfeited	—	—
Non-vested RSAs, September 30, 2024	150,000	$2.25

During the nine months ended September 30, 2024, the Company issued 2,168,508 restricted stock units in exchange for the same quantity of restricted stock awards. The exchange of RSAs for RSUs did not result in a modification of any other terms, such as the grant date fair value or vesting period.

As of August 20, 2024, the President and Chief Operating Officer (the “COO”) resigned from all positions held with the Company, and the Company agreed to provide the COO with certain separation benefits, which include accelerated vesting of the final tranche of his restricted stock award (“RSA”), consisting of 500,000 unvested shares, previously granted. As a result, the Company reversed $435,000 in amortization expense related to the unvested award. The fair value of the previously unvested modified award on the modification date was $110,000, which was calculated by multiplying the stock price on the modification date ($0.22) by the number of shares receiving accelerated vesting (500,000 shares). Accordingly, the Company recorded restricted stock expense related to the modification of the RSA. See Note - 11 Commitment and Contingencies - Separation and General Release Agreement.

As of September 30, 2024, there was $212,771 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 1.55 years.

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the nine months ended September 30, 2024:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSUs, January 1, 2024	2,250,000	$2.05
RSAs exchanged for RSUs	2,168,508	0.94
Granted	851,230	0.38
Vested	(607,127)	0.87
Forfeited	(1,125,000)	2.05
Non-vested RSUs, September 30, 2024	3,537,611	$1.18

Vested RSUs undelivered September 30, 2024	750,000	$2.05

To date, RSUs have only been granted to employees in accordance with the Company’s 2018 Equity Incentive Plan. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units are to be settled in November 24, 2024, and January 1, 2026.

As of September 30, 2024, there was $2,737,474 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 2.60 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-Based Compensation

During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $56,199 and $1,811,156, respectively, related to restricted stock awards, restricted stock units, stock options and stock issued for services, of which $25,561 and $1,704,505, respectively, is included within selling, general and administrative expenses, and $30,638 and $106,651, respectively is included within research and development expenses in the unaudited condensed consolidated statements of operations.

During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $846,633 and $2,730,989, respectively, related to restricted stock awards, restricted stock units, warrants and stock options, of which $560,139 and $2,391,509, respectively, is included within selling, general and administrative expenses, and $286,494 and $339,480, respectively, are included within research and development expenses on the unaudited condensed consolidated statements of operations.

The following table presents information related to stock-based compensation for the three and nine months ended September 30, 2024 and 2023:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Common stock for services	$49,220	$41,100	$93,760	$47,920
Accrued issuable equity (common stock)	19,160	24,635	72,537	145,130
True up to accrued issuable equity	—	(83,485)	—	—
Amortization of stock options	9,411	56,067	70,617	140,983
Amortization of restricted stock awards and units	(21,592)	808,316	1,574,242	2,396,956
Total	$56,199	$846,633	$1,811,156	$2,730,989

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of September 30, 2024, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Separation and General Release Agreement

On August 20, 2024, the Company entered into a Separation and General Release Agreement with the President and Chief Operating Officer of the Company, and resignation from all other appointments and positions held with the Company and any of its affiliated entities. The COO released the Company from any and all claims he may have against the Company, and the Company agreed to provide certain separation benefits, including (i) a one-time payment of $99,551, subject to legally required payroll withholdings/deductions, (ii) early settlement of 375,000 vested restricted stock units (“RSUs”) previously granted and (iii) accelerated vesting of the final tranche of a restricted stock award (“RSA”), consisting of 500,000 unvested shares, previously granted. The equity component of the Agreement is to be delivered on November 25, 2024. See Note 10 – Stockholders’ Equity (Deficit) – Restricted Stock Awards for additional information.

Contingent Loss

Equipment deposits at September 30, 2024, represent amounts paid to a vendor as a downpayment for the manufacture of an automated manufacturing system (the “System”). To date, the System has not been delivered and the Company and the vendor are in continuing discussions. There can be no assurance that the Company will recover the full amount of the equipment deposit. At this time a loss is not considered probable. Even if a loss were to occur, at this time the Company is not able to estimate the dollar amount of a potential loss.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Independent Contractor Agreement

Effective October 1, 2024, the Company entered into an independent contractor agreement whereby the contractor will provide consulting services for economic development incentives, grant review, and state governmental affairs within the state of Texas. The Company has agreed to compensate the contractor with a one-time retainer of $10,000, plus quarterly payments of 50,000 shares of common stock and a commission payout of up to 5% of awards the contractor secures for the Company. The agreement may be cancelled by either party by giving 10 days notice.

Repayment of Note Purchase Agreement

On October 31, 2024, the Company repaid the remaining balance of a note payable pursuant to a note purchase agreement entered into on April 9, 2024. The Company paid $102,033, of which $100,000 was applied to the principal balance and $2,033 was applied to the outstanding interest.

At the Market Offering

During the period from October 1, 2024 through November 12, 2024,  the Company issued 13,045,200 shares of common stock for gross proceeds of $4,319,699 pursuant to the ATM.

Repayment of Merchant Cash Advances

During the period from October 1, 2024 through November 12, 2024, the Company repaid $313,487 of the merchant cash advances. As of November 12, 2024, the outstanding balance of the merchant cash advances was $810,830.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 12, 2024, unless disclosed elsewhere in this Quarterly Report.

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

In addition to working with aviation applications, we have developed KULR Xero Vibration technology to eliminate vibration for cooling fans for data center server applications with the following key benefits:

1.We are eliminating wasted energy due to vibration

2.We will make cooling of AI servers more efficient with more airflow to the chips

3.Fans will produce less noise pollution for enhanced working environment in the data center environment

4.Fans will last longer due to less wear and tear caused by vibration

According to Technavio in an updated May 2024 report, the global wind turbine monitoring systems market is forecast to increase by USD 8.72 billion at a CAGR of 19.34% between 2023 and 2028. Per the report, the market is expected to experience significant growth due to the increasing demand for optimizing energy production and ensuring the reliable operation of wind farms. In particular, the vibration monitoring segment is estimated to witness significant growth during the forecast period.

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

Recent Developments

At the Market Offering

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “Sales Agreement”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $20,000,000 in “at the market” offerings through or to the Agent (the “ATM”). Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3% of the gross proceeds of any shares of common stock sold pursuant to the ATM. During the period from July 3, 2024, through September 30, 2024, the Company issued a total of 12,822,356 shares of common stock pursuant to the Sales Agreement for aggregate gross proceeds of $3,431,090. During the period from October 1, 2024 through November 12, 2024, the Company issued 13,045,200 shares of common stock pursuant to the Sales Agreement for aggregate gross proceeds of $4,319,699.

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

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the lender mentioned above, pursuant to which the Company received $502,200 of cash (net of underwriting fees of $37,800), with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024. On July 11, 2024, the parties amended the agreement whereby the weekly repayment amount was reduced from $26,820 to $15,620 and the repayment due date was extended from September 27, 2024 to November 15, 2024. The Second Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts. As of November 13, 2024, the Company is current with its payments and the outstanding principal balance is $13,388.

On July 11, 2024, the Company entered into a merchant cash advance agreement (the “Third Cash Advance Agreement”) whereby the Company received $758,850 of cash (net of underwriting fees of $40,000 and $201,150 used to pay the remaining balance of the first merchant cash advance), with the obligation to repay a total of $1,350,000 over forty-three weekly payments of $31,395, beginning July 18, 2024. The Third Cash Advance is secured by the Company’s accounts receivable and related cash receipts. As of November 13, 2024, the Company is current with its payments and the outstanding principal balance is $797,442.

Promissory Notes

On April 9, 2024, the Company entered into a note purchase agreement pursuant to which the Company issued an unsecured promissory note with an initial principal amount of $200,000 and which matures on the first anniversary of its issuance. The Company received cash proceeds of $200,000. The promissory note carries an annual interest rate of 16%. In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount. This promissory note was paid in full on October 31, 2024.

Resignation of COO

Effective August 20, 2024, the Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with Keith Cochran, pursuant to which Mr. Cochran resigned as President and Chief Operating Officer of the Company, and all other appointments and positions held with the Company. Mr. Cochran’s resignation from the Company is a result of his decision to pursue alternative professional and personal endeavors and not a result of any disagreements with the Company or the Board of Directors of the Company on any matter relating to its operations, policies or practices. Pursuant to the terms of the Separation Agreement, on the effective date, Mr. Cochran received termination benefits of (i) a lump sum payment of $99,551, (ii) early settlement of vested grants and accelerated vesting of a portion of Mr. Cochran’s outstanding equity awards in the aggregate amount of 875,000 shares of the Company’s common stock, deliverable no earlier than November 25, 2024, and (iii) continuation of COBRA health insurance premiums for four months, in exchange for a release of claims in favor of the Company and its affiliates.

License and Opportunities for KULR VIBE Fan Balancing Applications

On September 29, 2024, we entered into a licensing agreement for our proprietary vibration reduction technology named KULR Xero Vibe (“KXV”). The $2.35M landmark deal includes a $1.1M minimum guaranteed license and royalty fee, a unique opportunity for the licensee to purchase proprietary balancing equipment directly from the Company and additional revenue upside to the Company based on volume and technology upgrades. The licensee, a leading Japanese corporation, specializing in systems integration and the distribution of advanced semiconductor solutions, intends to use the KXV technology to balance industrial-scale fan systems used in data center computer cooling, HVAC and other industrial applications. The Company is exploring additional license opportunities based on geographic regions in tangential power-consuming applications, where the Company expects substantial upside revenue potential as product sales and royalty income scales along with its customers’ growth.

Change in Address of Principal Executive Offices

In the third quarter of 2024, we moved our principal executive offices to 555 Forge River Road, Suite 100, Webster, Texas 77598.

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

Results of Operations

Three and Nine Months Ended September 30, 2024, Compared With Three and Nine Months Ended September 30, 2023

Revenue

Our revenues consisted of the following contract types:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product sales	$765,201	$1,896,470	$2,515,063	$5,483,098
Contract services	1,391,810	1,144,537	3,823,057	2,013,217
IP license	1,028,767	—	1,028,767	—
Total Revenue	$3,185,778	$3,041,007	$7,366,887	$7,496,315

For the three months ended September 30, 2024 and 2023, we generated $3,185,778 and $3,041,007 of revenues from 33 and 18 customers, respectively, representing an increase of $144,771, or 5%. For the nine months ended September 30, 2024 and 2023, we generated $7,366,887 and $7,496,315 of revenues from 62 and 37 customers, respectively, representing a decrease of $129,428, or 2%.

Revenue from product sales during the three months ended September 30, 2024, decreased by $1,131,269 or 60% compared to the three months ended September 30, 2023. Product sales include the sales of our component product, internal short circuit (“ISC”) battery cells and devices, and safe cases. We had 20 product sales customers in the third quarter of 2024, compared with 13 in the third quarter of 2023. The decline in product revenue can be attributed to several expected third quarter 2024 orders, which management now expects to receive in a later period. We can provide no assurance as to when we will receive the expected orders.

Revenue from product sales during the nine months ended September 30, 2024, decreased by $2,968,035 or 54% compared to the nine months ended September 30, 2023. We had 47 product sales customers in the nine months of 2024, compared with 29 in the nine months of 2023. The decline in product revenue can be attributed to several expected third quarter 2024 orders, which management now expects to receive in a later period. We can provide no assurance as to when we will receive the expected orders.

Revenue from contract services during the three months ended September 30, 2024, increased by $247,273 or 22% compared to the three months ended September 30, 2023. Service revenues include certain research and development contracts and onsite engineering services. We had 17 contract services customers in the third quarter of 2024, compared with 7 in the third quarter of 2023. Contract services customers increased in both design and testing services for new and existing customers.

Revenue from contract services during the nine months ended September 30, 2024, increased by $1,809,840 or 90% compared to the nine months ended September 30, 2023. We had 30 contract services customers in the nine months of 2024, compared with 14 in the nine months of 2023. We expect to continue expansion in number of contract service customers and total revenue contribution.

Revenue from IP license agreement during the three months ended September 30, 2024, was $1,028,767. License revenue consists of a contract with a customer for the right to use our patented KULR VIBE technology. This contract was executed during the three months ended September 30, 2024. There was no license revenue recognized prior to this period.

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

For the three months ended September 30, 2024 and 2023, cost of revenues was $928,326 and $1,703,553, respectively, representing a decrease of $775,227 or 46%. For the three months ended September 30, 2024 and 2023, gross profit was $2,257,452 and $1,337,454, respectively, an increase of $919,998 or 69%. Our gross profit margins were 71% and 44%, during the three months ended September 30, 2024 and 2023, respectively. The increase in the current period profit margin resulted primarily from an IP licensing agreement that generated $1,028,767 of revenue which had no corresponding cost of revenue.

For the nine months ended September 30, 2024 and 2023, cost of revenues was $4,026,018 and $4,513,285, respectively, representing an decrease of $487,267 or 11%. For the nine months ended September 30, 2024 and 2023, gross profit was $3,340,869 and $2,983,030, respectively, an increase of $357,839 or 12%. Our gross profit margins were 45% and 40%, during the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase in the current period profit margin resulted primarily from an IP licensing agreement that generated $1,028,767 of revenue which had no corresponding cost of revenue.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery. Research and development expenses are charged to operations as incurred.

For the three months ended September 30, 2024 and 2023, R&D expenses were $1,232,333 and $1,821,658, respectively, representing a decrease of $589,325 or 32%. The decrease was comprised primarily of $538,784 of labor costs allocated to cost of revenue due to the increase in service revenue, $180,075 related to a planned decrease in R&D consulting services to conserve cash and a $69,267 decrease in stock-based compensation, partially offset by an increase in building related expenses of approximately $208,399 for the facility in Texas.

For the nine months ended September 30, 2024 and 2023, R&D expenses were $3,492,144 and $5,842,611, respectively, representing a decrease of $2,350,467 or 40%. The decrease was comprised primarily of $1,437,862 of labor and other R&D costs allocated to cost of revenue due to the increase in service revenue, $779,425 related to a planned decrease in R&D consulting services to conserve cash and a $232,829 decrease in stock-based compensation, partially offset by an increase in building related expenses of approximately $273,709 for the facility in Texas.

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

For the three months ended September 30, 2024 and 2023, selling, general and administrative expenses were $2,735,419 and $4,612,824, respectively, representing a decrease of $1,877,405 or 41%. The decrease is primarily due to a reduction in stock-based compensation due to clawing back amortization for unvested, cancelled restricted stock awards of $638,592, a decrease in advertising expense of $571,238 due to a sponsorship agreement terminating in 4Q23, and a decrease of $481,661 in depreciation expense primarily due to leasehold improvements for the San Diego facility being fully depreciated in 2Q24.

For the nine months ended September 30, 2024 and 2023, selling, general and administrative expenses were $11,542,820 and $14,578,145, respectively, representing a decrease of $3,035,325 or 21%. The decrease is primarily due to a planned decrease in advertising and marketing services of $1,345,581, a decrease in stock-based compensation of of $687,004 primarily due to clawing back amortization for unvested, cancelled restricted stock units, a planned decrease in outsourced professional services of $602,438, and a decrease in labor costs of $182,533 due to the workforce reduction in December of 2023.

Other (Expense) Income

For the three months ended September 30, 2024 and 2023, other expense, net, was a net expense of $293,464 and $465,246, respectively, representing a decrease of $171,782, or 37%. The change is primarily attributable to a decrease in interest expense of $158,686 due to the full repayment of the prepaid advance liability during 1Q24, a decrease of $56,210 due to the change in fair value of of accrued issuable equity, partially offset by an increase of $43,114 for amortization of debt discount in connection with merchant cash advances.

For the nine months ended September 30, 2024 and 2023, other expense, net, was a net expense of $1,209,073 and $1,062,401, respectively, representing an increase of $146,672, or 14%. The change is primarily attributable to an increase of $284,516 for amortization of debt discount in connection with merchant cash advances, an increase of $180,289 for the change in fair value of accrued issuable equity and $31,358 related to a 2024 loss on the extinguishment of debt related to the Prepaid Advance Liability, partially offset by a decrease of $349,491 in interest due to the full repayment of the prepaid advance liability during 1Q24.

Liquidity and Capital Resources

As of September 30, 2024 and December 2023, we had cash balances of $912,417 and $1,194,764, respectively, and a working capital deficit of $1,157,755 and $2,994,753, respectively.

For the nine months ended September 30, 2024 and 2023, net cash used in operating activities was $12,498,818 and $10,893,050, respectively. Our net cash used in operating activities for the nine months ended September 30, 2024, was primarily attributable to our net loss of $12,903,168, adjusted for non-cash expenses in the aggregate amount of $4,721,844, plus $4,317,494 of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the nine months ended September 30, 2023, was primarily attributable to our net loss of $18,500,127, adjusted for non-cash expenses in the aggregate amount of $4,968,456, as well as $2,638,621 of net cash provided by changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2024 and 2023, net cash used in investing activities was $211,005 and $993,699, respectively. Net cash used in investing activities during the nine months ended September 30, 2024, was related to purchases of property and equipment of $188,267 and deposits paid for purchases of property and equipment of $22,738. Net cash used in investing activities during the nine months ended September 30, 2023, was related to deposits paid for purchases of property and equipment of $621,107, purchases of property and equipment of $237,592, and an acquisition of intangible assets of $135,000.

For the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $12,427,476 and $2,720,501, respectively. Net cash provided by financing activities during the nine months ended September 30, 2024, was primarily due to proceeds from SEPA Advance Notices totaling $9,104,950, net proceeds from ATM equity financing totaling $3,327,372, and net proceeds from notes payable totaling $2,563,900, partially offset by notes payable repayments of $2,439,855, and payments for deferred financing costs of $128,041. Net cash provided by financing activities during the nine months ended September 30, 2023 was due to the net proceeds from a public offering of $2,554,750 and net proceeds from prepaid advances of $1,970,000, partially offset by repayments of the Prepaid Advance of $1,575,000, and repurchases of common stock of $229,249.

Future cash requirements for our current liabilities as of September 30, 2024, include $4,375,171 for accounts payable and accrued expenses, $1,245,529 for secured notes payable and $507,959 for payments under operating and finance leases.

Future cash requirements for long-term liabilities as of September 30, 2024, include $930,361 for operating and finance leases, and $266,604 for notes payable.

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

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “ATM”) to raise up to $20,000,000 through sales of the Company’s common stock. During the period from October 1, 2024 through November 12, 2024, the Company has sold 13,045,200 shares of common stock pursuant to this offering, with gross proceeds of $4,319,699.

As of the filing date of this Quarterly Report, our outstanding notes payable have been reduced to $1,060,831.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

10.1

Severance Agreement and General Release by and between the Company and Terry Keith Cochran dated August 20, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2024).

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

Dated: November 13, 2024	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)