Form 10-K
period 2024-12-31
KULR Technology Group, Inc.
filed 2025-03-31
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [            ] to [            ]

Commission file number 001-40454

KULR TECHNOLOGY GROUP, INC.

(Name of small business issuer in its charter)

Delaware	81-1004273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

555 Forge River Road, Webster, Texas
(Address of Principal Executive Offices)

Issuer’s telephone number: (408) 663-5247

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KULR	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. Yes ☒  No ☐

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $66,136,722 based on the closing price of $0.40 as of that date.

As of March 27, 2025, there were 284,389,637 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	new competitors are likely to emerge and new technologies may further increase competition;
●	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
●	our ability to obtain future financing or funds when needed;
●	our ability to implement our bitcoin treasury strategy;
●	our ability to successfully obtain and maintain a diverse customer base;
●	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
●	our ability to attract and retain a qualified employee base;
●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
●	our ability to maintain and execute a successful business strategy.

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

This annual report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

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

Active government initiatives propelled by industry and regulatory tailwinds are increasing demand for energy storage, battery recycling and clean energy, resulting in an expanding total addressable market for KULR’s solutions. According to Precedence Research, global energy storage systems market is to grow from $210B in 2021 to $435B by 2030. Global lithium-ion battery recycling industry is to grow from $4.6B in 2021 to $22.8B by 2030, according to Market and Markets Research. Additionally, the domain driving the growth of KULR’s battery design and production capabilities is the private space exploration market sector, which requires highly custom, safe, and reliable energy storage systems, and is expected to reach $1,110.8B by 2030 according to CoherentMI. The Company’s disruptive technologies strive to fulfill an addressable $40 billion thermal management market (estimated based on market data projections published by Precedence Research stating that the thermal management market size was projected to grow to $40 billion by 2034). E-aviation growth and continued reliance on traditional aviation vehicles drives an aircraft maintenance market size that is expected to reach $127.2B by 2032, an increase from $82.7B in 2023, according to Precedence Research. KULR VIBE, the Company’s rotary system vibration reduction software, positions KULR to access this market area.

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

KULR Engineering Technology Domains

The core engineering domains maintained within the organization to support the aforementioned market opportunities are (1) battery design and analysis, (2) cell and battery testing, (3) battery production, (4) battery storage & transportation, (5) advanced thermal solutions, and (6) rotary system vibration reduction. The expertise developed within these domains drive the product and service portfolio roadmaps. Diversification of offerings through these roadmaps is a part of the company’s strategy for revenue growth.

Items 1 through 4 reflect the primary technical domains of the KULR engineering team, 5 reflects the legacy technology from which KULR built many of its platforms, and 6 represents energy savings through vibration reduction.

KULR ONE and KULR ONE Design Solutions (K1-DS)

KULR’s primary technical domains (1 through 4 of the previous figure) that are shaping the future landscape of the Company are in direct relationship with developing safe, high-performance energy storage solutions. To effectively support and provide energy storage solutions, a holistic approach is necessary. Batteries are an interdisciplinary technology which require:

(1)	Multi-disciplinary expertise to address related electrical, thermal, mechanical, and electrochemical requirements,
(2)	Cell supply access to top-tier OEMs,
(3)	Cell level testing capabilities to characterize performance, quality, and safety behavior at the cell level,
(4)	Expertise in early concept design, modeling, and analysis,
(5)	Rapid prototyping and production capabilities,
(6)	Pack level thermal, mechanical, electrical, and abuse testing capabilities,
(7)	Battery system-level testing and characterization,
(8)	Expertise in battery management, controls, and monitoring,
(9)	Ability to support beginning of life to end of life requirements for transport and recycling.

The implementation of a holistic approach resulted in the onboarding and development of a product and service portfolio over the course of the last decade that provides products, safety testing services, modeling and analysis services, electrical testing services, transport and recycling packaging and logistics, and battery design solutions. Collectively, this is referred to as KULR ONE Design Solutions (K1-DS), which is actively leveraged by the Company to facilitate engagement with customers no matter the battery life cycle phase they are in.

Currently, the primary aspects of K1-DS utilized by industry are product sales of trigger cells and TRS, the safety testing methodologies, and the utilization of the K1-DS platform as a whole to develop customized energy storage solutions.

Internally, KULR has leveraged K1-DS to develop customization ready KULR ONE architectures which represent a groundbreaking innovation that is driving the world’s transition to a more sustainable electrification economy. These revolutionary designs offer a unique combination of cutting-edge features, including unparalleled safety, exceptional performance, intelligent functionality, reliability, and customizability. The KULR ONE battery packs have been engineered to meet the exacting demands of the world’s most demanding applications. As of now, the Company is focused on the KULR ONE Space for space exploration, the KULR ONE Guardian for military applications, and the KULR ONE Air for e-Aviation applications. These architectures collectively offer a comprehensive solution that addresses the critical need for safe and reliable energy storage in a wide range of industries, from aerospace and defense to electric vehicles and consumer electronics. One of the key features of the KULR ONE family of battery packs is the modularity and consistency of the architectures. This allows for greater flexibility as customers can easily adjust the size and configuration of the battery pack to suit their specific application requirements while still also benefitting from testing previously conducted by the KULR team for their specific architecture. In addition to offering exceptional performance and reliability, the KULR ONE battery packs are also designed with safety as a top priority. They incorporate state-of-the-art thermal management technology to prevent overheating and ensure safe operation even in the most challenging environments. Overall, the KULR ONE family of battery packs, depicted with the following picture, is at the forefront of the global drive towards sustainable electrification. With its unparalleled combination of safety, performance, intelligence, modularity, reliability, and customizability, KULR ONE is positioned to revolutionize the way we think about energy storage and powering the world’s most demanding applications.

KULR ONE Space

The KULR ONE Space (K1S) platform is the more mature of the KULR ONE architectures and is currently leveraged by multiple customers for upcoming space exploration missions which require energy storage with thermal runaway safe designs. The K1S is built upon a passively propagation resistant and flame arresting (PPRFA) architecture. This architecture, combined with KULR’s utilization of MOLICEL lithium-ion cells, provides one of the safest and highest performing off-the-shelf space flight battery designs available today. The 400 series of the K1S platform serves as the first ever commercial offering of a 20793 rated battery with final certification expected from NASA in Q2 2025.

KULR Battery Management System (BMS) + AI = KULR CoreTM

KULR’s path towards 20793 certification required the development of custom battery management system (BMS) technology built with radiation tolerant chipset. The development of the BMS in multiple forms is nearing completion of qualification campaigns at which point they will be added to KULR’s product offering. The ready to fly design posts radiation tolerance up to 75 kRad, 8 string control and passive balancing, and a listing of key safety features (e.g. overcharge, overdischarge, overcurrent protections).

Moving forward, this BMS will serve as a foundation for KULR’s step into facilitating edge-AI for space applications. KULR works to integrate the Company’s BMS, developed initially for space applications, with the Nvidia Jetson platform such that the processing and control of the BMS will be facilitated with the Jetson chipset. The resulting combination of computing and battery control capabilities is the KULR CoreTM. The all in one AI compute chipset combined with BMS controls for the batteries will result in every battery flown with the KULR CoreTM being AI enabled, thus providing KULR’s stepping stone into edge-AI. In addition to BMS functionality, the KULR CoreTM will provide every user with a flight (or mission) computer and additional data processing capabilities with the leading chipset available.

Additional targeted capabilities of the KULR CoreTM include the following:

●	Operation of the Jetson platform in a radiation tolerant enclosure,
●	Dual or triple redundant processing and fault checking for ensuring fault tolerance of critical operations,
●	AI driven battery state-of-health monitoring and subsequent optimization of related functionality (charging, discharging, solar array interaction),

The KULR CoreTM will first serve to replace the BMS and flight (mission) computer. Moving forward, the powerful capabilities of the Jetson platform will be leveraged to facilitate other spacecraft functions for GNC, thermal management, and communications. The end result will be a mission autonomous spacecraft.

Battery Design and Analysis

For the technology domain of battery design and analysis, KULR provides custom batteries, batteries designed based on KULR ONE architectures (Space, Guardian and Air), and related off-the-shelf products (such as trigger cells, NASA WI37A screened cells, and TRS). These product and service offerings are outlined with the following figure.

Custom Batteries

Industry Experts
- Designs by engineering team with space flight hardware and BMS dev. experience.
- Engineers with backgrounds from NASA, Axiom, commercial battery industry, small-sat industry

Computer Aided Design (CAD)
- Solidworks
- Design management w/ Solidworks PDM
- Autodesk Fusion 360
- Design management with Autodesk Fusion Manage
- ISO9000/AS9100 controlled design release processes

Finite Element Modeling (FEM) and Analysis
- ANSYS SpaceClaim & TD Direct
- Thermal Desktop
- SINDA/FLUINT
- GT-SUITEmp

KULR ONE

KULR ONE Space
- 18650/21700 architecture
- Thermal runaway safety achieved via passive propagation resistant (PPR) design architecture.
- Designed with intent for JSC 20793 Revision D satisfaction.

KULR ONE Guardian
- 18650/21700 architecture
- PPR safety strategy.
- Robust materials selection for extreme environments.
- Designed for DoD applications.
- MIL-STD-810H and MIL-PRF.

KULR ONE Air
- Pouch silicon cell architecture.
- Low mass / low volume structures for aerospace (eVTOL) applications.
- Module-to-module propagation resistance strategy.
- Consideration given to DO311 requirements.

Products

Radiation Tolerant Battery Management System (BMS)
- Designed for 20793 Rev. D battery systems
- Off-the-shelf, vacuum tolerant & radiation tolerant, flight ready system.
- Ground up safety first architecture.

CellCheck™
- Real time monitoring and logistics of battery performance.
- Safety and state-of-health monitoring.
- Fleet management.

WI-37A Screened Cells
- 18650 format li-ion cells.
- Pre-screened to NASA JSC EP-WI37A
- Cells arrive to customers pre-matched, screened, and ready to be installed.

Trigger Cells and ISC-Ds
- Internal short-circuiting device for implant.
- Pre-built trigger cells with ISC-D already implanted.
- Low temp trigger thermal runaway at 55 °C
- High temp trigger thermal runaway at 70 °C

Thermal Runaway Cell Body Heating Protection
- Thermal Runaway Shield (TRS) for rapid cooling of conducted thermal runaway heating.
- KULR core composite interstitial solution for operation heat management and thermal runaway heat management.

Thermal Runaway Ejecta Mitigation
- Side wall rupture tubing to protect from potential products expelled through an off-nominal failure.
- Burst covers to protect from flowing ejecta.
- Fibercore flame arrestor to ensure only smoke exits the pack for single cell TR.

Cell and Battery Testing

KULR has invested heavily in an expansive cell and battery testing suite of services over the last 3 years. Testing capabilities are grouped between abuse testing, electrical testing, and environmental testing and are reflected with the following figure.

Battery Production

A natural progression for the Company following the development of the KULR ONE platforms was to expand into the low volume production space for custom, high-end, and/or boutique lithium-ion batteries that require manual or semi manual assembly. Reducing pricing and lead times to a level suitable for the emerging commercialized space and defense sectors also required the onboarding of machining and fabrication equipment. KULR’s battery component fabrication and assembly production capabilities are highlighted with the following figure.

KULR VIBE Solution

In 2022, we acquired intellectual property from Vibetech International, LLC (“Vibetech”), which allows KULR to expand itself as a vertically integrated energy management company focused on sustainable energy solutions. For nearly twenty years, the primary application has been aviation. However, advances in measurement and computing technologies have allowed KULR VIBE to provide transformative and scalable solutions across transportation, renewable energy (wind farm), manufacturing, industrial, performance racing and autonomous aerial (drone) applications among others. KULR VIBE addresses one the most challenging issues with advanced machinery today; excessive energy robbing vibrations that are destructive to both the machinery and in many cases the operator. The KULR VIBE suite of technologies utilize proprietary sensor processes with advanced learning algorithms to both achieve precision balancing solutions, and successfully predict component failure based on its comprehensive database of vibration signatures. Its enhanced AI learning algorithms pinpoint areas where excess vibrations cause a loss of energy that can lead to system malfunctions, weakened performance, and maintenance issues.

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

KULR Xero Vibe Fan

Key challenges for server and data centers are cooling of components, power consumption, and acoustics. KULR has leveraged the KULR VIBE software, developed initially for helicopter balancing applications, to develop the Xero Vibe fan. The unprecedented low vibration levels of the Xero Vibe fan provide for increased cooling efficiency, higher fan RP, and decreased power consumption. KULR works actively to finalize the qualification of the Xero Vibe fan and automate the balancing techniques to facilitate enough meaningful throughput to be able to provide solution for the server and data center industry.

The Future is Energy + AI

We believe the future of KULR is Energy + AI. We are building our AI infrastructure on industry leading Nvidia and AMD semiconductor platforms, and they are hosted on a hybrid of private cloud and Microsoft Azure. As the world faces shortages of both technical expertise to design batteries and raw materials to build batteries, KULR aims to address this need with KULR ONE AI (K1AI). The Company is collecting large quantities of performance and safety test datasets for the most highly used commercial lithium-ion cells and combining that data with AI techniques to drive battery design and reduce engineering touch time to market. This product is to target the following markets:

●	Aerospace and defense systems, such as CubeSat batteries meeting JSC 20793 safety requirements by NASA
●	Power tools and industrial equipment
●	High-performance electric vehicles
●	Electric vertical take-off and landing (“eVTOL”)
●	Electric micro-mobility vehicles
●	Residential and commercial energy storage systems

Robotics, KULR ONE, and KULR CoreTM

KULR believes one of most logical terrestrial verticals for the KULR ONE platform and the KULR CoreTM is robotics; specifically battery powered exoskeletons. Right now, battery powered exosuits and exoskeletons rely on OTS batteries that are swappable in nature. This is a limiting factor. KULR will address this with the KULR ONE roadmap which focuses on high energy high power cell combinations, such as the MOLICEL 21700-P50B and its eventual successor. KULR believes this will address two limiting factors for the robotic industry (1) increasing energy and power needs and (2) heat generation and dissipation issues. A pack designed around the KULR ONE reference design, using MOLICEL power cells, means the utilization of a low heat generating pack due to significantly lower resistance of the cells. This “robotics” variation of the KULR ONE platform will be KULR CoreTM enabled.

Battery Recycling and Management

KULR’s SafeCASE technology provides a safe and cost-effective solution to commercially store and transport lithium batteries, which is increasing in frequency as supply chain challenges necessitate battery recycling and end-of-lifecycle management. Whether shipping a single battery, a battery-powered device or a load shipment of batteries, KULR’s technology mitigates the impacts of cell-to-cell thermal runaway propagation and ensures a safe journey. KULR’s Thermal Runaway Shield (TRS) technology is trusted by NASA to ship and store astronauts’ laptop batteries on the International Space Station. KULR is serving a total addressable market for a circular economic model for batteries that will reach over $21 billion by 2025 (estimated based on market data projections published by Grand View Research, Inc. stating that the global battery recycling market size is expected to reach $21.04 billion by 2025).

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

New Facility and IT-Systems

KULR currently maintains two facilities of operations. KULR California, located at 4863 Shawline St, San Diego, CA., supports our fully automated battery cell screening line and remains the only U.S. automated facility capable of executing the test requirements of NASA Work Instruction 37 (WI-037). WI-037 is the testing standard required for battery cells used on all manned missions for NASA. Additionally, the facility produces our patented Thermal Runaway Shields, Fiber Thermal Interface (FTI) materials, Cathodes, Phase Change Materials (PCMs), and heatsinks.

KULR, on February 1st, 2024, relocated the KULR Texas facility previously located at 1692 N. Texas Avenue, Webster, TX to a significantly larger facility located at 555 Forge River Road, Suite 100, Webster, TX. The previous location provided 4800 ft2, whereas the new facility provides 17,560 ft2 supporting the growth of our customer base and engineering team. The facility is conveniently located 2.1 miles from NASA Johnson Space Center and is surrounded by a large number of KULR existing and targeted customers. The facility will support research and development related activities for lithium-ion battery systems. This expanded space will provide room for additional personnel office space, an engineering design and prototyping sandbox, expansive shop area for 3D printing, CNCs, laser cutting systems, and other equipment, production space for low volume battery assembly and tab welding, infrastructure for volume scale TRS manufacturing and additional storage areas.

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

Our wholly-owned subsidiary, KULR Technology Corp, was formed in 2013 and is now based in Webster, Texas. Since its inception, KTC primarily focused on developing and commercializing its thermal management technologies, which it acquired through assignment from and license with KTC’s co-founder Dr. Timothy Knowles. Prior to 2013, KTC’s technologies were used in numerous advanced space and industrial applications for NASA, Boeing, and Raytheon. A few notable achievements were the use of KTC’s technologies in the X-31 aircraft (battery heat sink), Mercury Messenger (battery heat sink), and X-51 Scramjet (heat exchanger).

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

Recent Developments

Revenues

The Company reported record annual revenues of $10.7 million for 2024, as compared to its previous record revenues of $9.8 million for 2023.

Bitcoin Strategy

On December 4, 2024, the Board approved, and the Company publicly announced its decision to include Bitcoin (“BTC”) as a primary asset in its treasury program. On December 22, 2024, the Company completed its initial acquisition of BTC through Coinbase (the prime broker) and a total of 217.18 BTC was purchased at a weighted average price of approximately $96,696 per BTC, or an aggregate cost of $21 million. Subsequent to December 31, 2024, the Company purchased 449.45 Bitcoin via trade orders on Coinbase, at an average cost of $99,008 per Bitcoin, inclusive of fees and expenses, for an aggregate $44,499,352. Additionally, on March 7, 2025, the Company entered into a sixty-day Machine Lease Agreement with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on KULR’s behalf, at a total lease cost of $850,000. As of March 27, 2025, 2.48 bitcoin have been mined pursuant to the Machine Lease Agreement, at an average cost of $84,225 per bitcoin. See the section “Our Bitcoin Acquisition Strategy” on page 46 under “Item 7. Management’s Discussion and Analysis or Plan of Operation” for further information regarding our Bitcoin purchases, including the source of capital used to purchase Bitcoin.

At the Market Offering

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “Sales Agreement”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $20,000,000 in “at the market” offerings through or to the Agent (the “ATM”). Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3% of the gross proceeds of any shares of common stock sold pursuant to the ATM. On December 4, 2024, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM from approximately $20 million to $46 million. On December 26, 2024, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM by an additional $50 million, to $96 milllion, and the Company entered into an amendment (the “Amendment”) to the Sales Agreement with the Agent, entered into on July 3, 2024, to provide that the Agent’s compensation payable under the Sales Agreement shall be 2.5% of gross proceeds of any sales of shares of common stock sold under the Sales Agreement. During the year ended December 31, 2024, the Company issued a total of 74,781,217 shares of common stock pursuant to the ATM for aggregate gross proceeds of $61,912,798. During the period from January 2, 2025, through March 27, 2025, the Company has sold 19,387,610 shares of common stock pursuant to this offering, with gross proceeds of $ 51,122,190.

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

License and Opportunities for CF Cathode Design Technology

On December 29, 2024 the Company entered into a ten-year licensing agreement with a customer located in Japan, for the use of intellectual property in connection with its CF Cathode Design technology (including the specifications, diagrams, schematics and instructions (together the “KULR CF Intellectual Property”) for the production of the CF Cathode (the “License”). The Agreement gives the customer the exclusive license to use the KULR CF Intellectual Property to manufacture and sell CF Cathodes in Japan, and a non-exclusive license to manufacture and sell CF Cathodes in several other countries, including Taiwan, China, India and Korea.

Change in Address of Principal Executive Offices

In the third quarter of 2024, we moved our principal executive offices to 555 Forge River Road, Suite 100, Webster, Texas 77598.

Issuance of Non-Convertible Series A Voting Preferred Stock

On January 26, 2024, the Board of Directors (“Board”) of the Company, following extensive strategic evaluation, including consultation with advisors, approved, authorized, and ratified the issuance of 730,000 shares of previously designated Non-convertible Series A Voting Preferred Stock to the Chairman and Chief Executive Officer of the Company, Michael Mo, subject to certain limitations as set forth below, for no consideration. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock was previously approved and authorized by a vote of the majority stockholders of the Company. On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non - convertible Series A Voting Preferred Stock (“Series A Voting Preferred”) to the Chief Executive Officer, bringing his total holdings up to 1,000,000 shares of Series A Voting Preferred Stock.

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

Sales and Marketing Strategy

The Company employs a multi-faceted approach to market and sell its innovative products and solutions, leveraging both direct sales and partnerships with representatives and strategic allies. By establishing direct relationships with key accounts, we facilitate deeper technical collaborations, quicker turnaround times, and real-time feedback to drive continuous product improvement and marketing effectiveness.

To ensure target customers fully understand the distinct advantages of our offerings, we organize technology showcases and innovation days that demonstrate the value of our solutions in real-world applications. Our marketing strategies include leveraging employee and partner networks, maintaining a dynamic and resource-rich website, attending high-profile industry conferences, and performing in-depth market research to identify new opportunities and refine our approach.

In line with our growth strategy, we have appointed Jeong Song as Vice President of Business Development and Josh Steinmann as Vice President of AI. Mr. Song is spearheading our transition from a custom service revenue model to a scalable, product-oriented approach that can be sold across multiple channels. Mr. Steinmann is leading our effort to incorporate AI technologies into KULR’s product line-up. This shift integrates cutting-edge artificial intelligence and data management capabilities into our value proposition, enabling us to offer intelligent, high-performance solutions tailored to diverse customer needs.

Furthermore, the ramp-up of customized battery pack production has significantly accelerated market penetration, allowing us to capitalize on prior developments and rapidly meet the demands of emerging applications. This strategic pivot underscores our commitment to innovation and speed-to-market while maintaining the high safety and performance standards our customers expect.

Looking ahead, we are aggressively expanding our direct sales and marketing teams to deepen key account coverage while supporting a robust and growing network of representatives and distributors. These efforts are aligned with our overarching strategy to drive sustainable growth, broaden our market reach, and reinforce KULR’s position as a leader in energy management solutions.

Advertising and Communications Strategy

We employ a diverse range of advertising and communication tools to reach our audience. These include commissioning impartial white papers and technical papers, participating in industry events, conferences, and symposiums as attendees, sponsors, and guest speakers. We maintain a public relations consultant who oversees our press releases and media relations, ensuring that we maintain a positive presence in newspapers, magazines, and blogs. To bolster our social media outreach activities, we have a dedicated search engine optimization (“SEO”) specialist. We leverage our strong reputation within the thermal management and lithium-ion battery safety communities to spread positive feedback through word-of-mouth. Additionally, we utilize several social media platforms, such as LinkedIn, YouTube, Twitter, Instagram, and Facebook, to reach a broader audience.

Products

KULR ONE Space: The KULR ONE Space (K1S) has four variations that can facilitate an off the shelf model. A 100 series, centered around a 100 Wh threshold, 200 series for 200 Wh, 300 series for 300 Wh, and 400 series for 400 Wh. All variations are PPR and the 100, 200, and 400 variations include an external housing that facilitates flame arresting features. The 100, 200, 300 rely on external BMS while the 400 series includes integrated BMS. The primary configuration of the batteries utilizes MOLICEL 18650-M35A lithium-ion cells with high cell pedigree (NASA ILA, LAT qualification and WI 037 screening).

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

WI-037 Screened cells: KULR leverages the “Automated Battery Cell Screening and Test System” to provide pre-screened 18650 format lithium ion cells screened to the NASA WI-037 standard. KULR also maintains a lot of MOLICEL 18650-M35A cells which have a NASA associated Initial Lot Assessment (ILA) and Lot Acceptance Testing (LAT) set of data; memorandum of cell pedigree is provided to all customers of these cells.

SafeCASE: This product was developed for the commercial transportation and storage of Li-ion batteries. It is an extension of the product jointly developed with NASA, the TRS Bags which safely store and transport Li-ion batteries to and in the International Space Station. The cases have been tested and granted special permits by the Department of Transportation (DOT) for shipment of Li-ion batteries up to 2.5KWh for shipment of batteries classified as DDR (damaged, defective or recall), recycling and prototype. The Company currently maintains 3 different sizes of the SafeCASE and also a sleeve format of the product.

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

Phase Change Material (“PCM”) Heat Sink: KULR PCM composite heat sinks consist of a conductive carbon fiber velvet embedded with a proprietary heat dissipation medium having high latent heat at its melting point. Such heat sinks offer passive thermal control for instruments that would otherwise overheat or under-cool during periodic operations. A typical application involves lasers that dissipate heat but need tight thermal control where active cooling is unavailable.

Internal Short Circuit (“ISC”) Device and Trigger Cells: In March 2018, KULR reached an agreement with the National Renewable Energy Laboratory (“NREL”), a national laboratory of the U.S. Department of Energy, to be the exclusive manufacturing and distribution partner for the patented ISC device, which causes predictable battery cell failures in Li-ion batteries, making them easier to study and, therefore, safer. Li-ion batteries are the industry and consumer standard for portable power; billions of individual battery cells exist and billions more are planned for production. They provide power for everything from smart phones and laptops to electric cars and space crafts. But Li-ion batteries fail, sometimes with catastrophic results. Due to the relative rarity of cell failures, scientists and researchers had been unable to reliably or accurately replicate latent defect cell failures in lab settings, impeding research into safer battery technology.

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

Services

Automated Battery Cell Screening and Test System: The system fully supports the stringent requirements of NASA and the DOD. This platform has been designed to meet the entire specifications of NASA WI-037 battery testing requirements. This fully automated system is believed to be the only fully automated system capable of such performance. We have designed the system to be modular and have installed a minimum of 500K cell capacity annually capable of handling 18650 and 21700 cells.

Battery Design as a Service: KULR maintains a growing staff of expert engineers which are available to provide battery design services to the Customer based on unique requirements. This team has been leveraged to support space, defense, aviation, and sub-sea applications.

Battery Production as a Service: KULR’s battery production team and facilities can be used to support a build to print low volume production capability for our customers. Customer design, KULR build to print.

Precision Machining: KULR maintains a suite of CNCs, lasers, 3D printers, and other necessary equipment for on site battery component fabrication. Although this is not a core component to KULR’s service offering, this equipment is utilized to provide real time support services to KULR’s primary customer base.

Fractional Thermal Runaway Calorimetry: KULR licenses NASA’s small and large format fractional thermal runaway calorimeters. This NASA Invention of the Year Award (IOTYA) winning technology is used to characterize the total heat generated during lithium ion cell thermal runaway and also the fraction of which the total is released through the cell can vs. the ejecta material.

Bomb Calorimetry: KULR leverages widely accepted bomb calorimetry testing capability as a service to our customers for determining lithium-ion cell material decomposition thresholds, acceleration temperatures, and trigger temperature.

Impingement Zone Mapping (IZM): An emerging field is the study of thermal runaway ejecta behavior and how that behavior can be modeled. KULR pioneered the Impingement Zone Mapping technique which combines a 360 array of cameras with a backplate instrumented with thermocouples to provide comprehensive characterization of ejecta heating behavior. The easy to use apparatus supports rapid turnaround testing such that ejecta behavior variability can also be characterized.

Gas Analysis: Although KULR does not maintain gas analysis equipment on site, the majority of the Company’s testing apparatus is equipped for gas capture such that samples can be submitted for 3rd party analysis.

Pack and System Level Abuse Testing: KULR’s testing teams are equipped to perform lithium-ion cell thermal runaway abuse testing and propagation testing at the pack and system level. The engineering teams are equipped with all instruments required for temperature, current, and voltage measurement, cameras, IR cameras, and more. Our data acquisition systems are modular and support card swap out so that specialized sensors can be integrated into testing at the Customer’s request.

Thermal/Humidity Environmental Testing: KULR maintains environmental testing capabilities with a recently installed thermal/humidity test chamber. This testing technique is useful for battery environmental qualification testing and UL/UN certifications.

Thermal Vacuum (TVAC): KULR onboarded a TVAC chamber in Q4 2024 for simulating space environments. Specifically, the chamber can simulate the vacuum of space and the cold and hot temperature fluctuations experienced by spacecraft, and subsequently batteries, in space environments. This type of test is also critical for space flight hardware and battery acceptance testing prior to flight. Maintaining this capability internally is critical to maintaining a fast development pace for K1S. Additionally, the availability of TVAC creates a new service offering for KULR’s space customer base.

Competition

KULR Technology offers a suite of innovative solutions designed to address critical challenges in the battery and energy markets. By focusing on safety, reliability, and performance, KULR delivers differentiated value across a range of high-demand industries such as aerospace, defense, energy storage, and urban mobility. With unique technologies such as the Thermal Runaway Shield (TRS), advanced Thermal Interface Material (FTI), Internal Short Circuit (ISC) device, KULR ONE, KULR VIBE, and SafeCase, the company is positioned to lead in its target markets while providing competitive advantages over established players. Thermal interface material is a large and fragmented market with many large suppliers including Henkel Bergquist, Fujipoly, Laird, 3M, Honeywell and others. These solutions are typically based on silicone and thermal particles. KULR’s FTI offers high bulk thermal conductivity and low contact pressure requirements, which we believe gives us a competitive advantage over other thermal interface solutions.

KULR ONE

KULR ONE is a scalable, human-spaceflight-rated battery architecture offering unmatched performance in safety, reliability, and energy efficiency. It is designed to meet rigorous standards, including NASA JSC 20793, making it an ideal solution for aerospace, defense, and energy storage applications.

Competitors:

●	EaglePicher Technologies: Known for mission-critical batteries for aerospace and defense, EaglePicher excels in ruggedized designs and lifecycle performance, making it a leader in extreme environments.
●	Pumpkin Space Systems: Specializing in CubeSat-compatible power systems, Pumpkin focuses on compact and efficient energy solutions tailored to low-Earth orbit platforms.

KULR ONE’s advanced thermal management, modular scalability, and compliance with human spaceflight standards distinguish it from competitors.

KULR VIBE

KULR VIBE is an advanced vibration reduction technology that enhances operational availability, reduces maintenance costs, and minimizes accident risks in rotorcraft, wind turbines, and other mechanical systems. By addressing vibration at its source, KULR VIBE delivers measurable operational improvements.

Competitors:

●	GE Aerospace RADS Division: GE’s Rotorcraft Airframe Diagnostic System (RADS) offers state-of-the-art vibration analysis and diagnostics. Known for its precision and versatility, GE’s solutions are widely adopted in aerospace and industrial sectors.

KULR VIBE differentiates itself by actively correlating vibration data with maintenance savings, providing a tailored and cost-effective solution for high-performance environments.

SafeCase

SafeCase is a fireproof battery enclosure that prevents thermal runaway propagation, providing a secure containment solution for lithium-ion batteries. It is particularly suited for urban mobility, energy storage systems, and consumer electronics.

Competitors:

●	CellBlock FCS: A leader in fire containment and thermal mitigation products, CellBlock FCS serves industries requiring robust solutions for energy storage and transportation safety.

SafeCase exceeds industry standards, such as those under evaluation by FDNY, and offers customizable designs to meet specific use cases. Its superior thermal runaway protection sets it apart from competitors.

Passive Propagation Resistance

The battery industry currently employs a variety of solutions to mitigate thermal runaway propagation, offered by competitors such as Aspen Aerogel, Unifrax, Lydall, LHS, 3M, Engineered Syntactic Systems, Celono, AllCell, and others. These solutions often target specific applications and offer unique benefits. However, we believe our Passive Propagation Resistant (PPR) design provides a more flexible, lightweight, and effective solution for high-energy-density battery cells. KULR’s Thermal Runaway Shield (TRS) is ideal for applications requiring passive, lightweight thermal protection, delivering unmatched performance and versatility across different design configurations.

Thermal Interface Material (FTI)

Thermal interface material is a large and fragmented market with key players such as Henkel Bergquist, Fujipoly, Laird, 3M, and Honeywell. These materials, typically based on silicone and thermal particles, address heat transfer challenges in batteries and electronics. KULR’s FTI stands apart with high bulk thermal conductivity and low contact pressure requirements, offering superior performance and reliability compared to conventional solutions.

Internal Short Circuit (ISC) Device

KULR’s licensed ISC device provides a reliable method to trigger battery cell thermal runaway, surpassing traditional techniques such as nail penetration, over-charging, or overheating. Unlike other methods that rely on mechanical damage, the ISC device induces true internal shorts, enabling precise identification and resolution of failure points. This capability positions KULR’s ISC device as a critical tool for advancing battery safety and reliability testing.

Summary

KULR Technology’s portfolio addresses critical safety and performance challenges in the battery and energy sectors. By leveraging expertise in thermal management, vibration reduction, and battery safety testing, KULR delivers market-leading solutions tailored to high-demand industries. Products like the Thermal Runaway Shield, Thermal Interface Material, ISC device, KULR ONE, KULR VIBE, and SafeCase offer a unique combination of flexibility, reliability, and innovation. Against established competitors such as EaglePicher, Pumpkin Space Systems, GE Aerospace, and CellBlock FCS, KULR stands out by exceeding industry standards, providing adaptable designs, and ensuring unmatched performance. This positions KULR as a leader driving safety and efficiency advancements across the battery and energy markets.

Governmental Regulation and Environmental Compliance

Certain substances we use in our manufacturing process are subject to federal governmental regulations (such as Environmental Protect Agency regulations). We believe we are in material compliance with all applicable governmental regulations, and that the cost and effect of compliance with environmental laws is not material. As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as acetone that is used in very small quantities to manufacture our products. We are currently in compliance with these regulations. Most new materials sold in the U.S or in many other countries require regulation by government authorities. In most other countries, there are no specific regulations that require additional regulation, but some countries do have registration requirements with which we comply to the best of our ability.

Employees

As of December 31, 2024, we had 52 full-time employees and 3 contractors. We believe that we maintain a good working relationship with our employees, and we have not experienced any significant labor disputes. In addition, KULR leverages outsource partners for IT management, Software Development, Battery Cell R&D, and Machine Automation.

Independent Contractor Agreement

Effective October 1, 2024, the Company entered into an independent contractor agreement whereby the contractor will provide consulting services for economic development incentives, grant review, and state governmental affairs within the state of Texas.

Intellectual Property

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

As of December 31, 2024, KULR held five U.S. patents and one non-provisional pending U.S. patent applications with expiration dates ranging from 2037 to 2041. In addition, KULR has exclusive license on four patents from its partnerships. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks, and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. We also have trademarks that are used in the conduct of our business to distinguish genuine KULR products; KULR has been granted trademarks for Class 9 and Class 17 applications.

Our Bitcoin Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

In December 2024, we adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding bitcoin using cash flows that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. For example, we began issuing shares under an “at-the-market” offering program in the second half of 2024, and used proceeds from the capital markets transaction to acquire additional bitcoin. We view our bitcoin holdings as long term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional bitcoin purchases. This overall strategy also contemplates that we may periodically sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

This section summarizes our current treasury strategy for bitcoin, including our bitcoin holdings, trading execution, custody, storage, and accounting considerations. We reserve the right to update and alter our treasury strategy from time to time. We view bitcoin as a reliable store of value and a compelling investment. We believe it has unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. Bitcoin is often compared to gold, which has been viewed as a dependable store of value throughout history. Gold’s value has appreciated substantially over time. For example, 25 years ago, the price of gold was approximately $500 per ounce. In 2024, the price of gold has traded higher than $2,700 per ounce. As of December 31, 2024, the total market capitalization of gold was approximately $18.0 trillion compared to approximately $1.9 trillion for bitcoin. Bitcoin is a highly volatile asset that has traded below $51,800 per bitcoin and above $106,000 per bitcoin on Coinbase in the 12 months preceding the filing date of this annual report on Form 10-K. While highly volatile, bitcoin’s price has also appreciated significantly since bitcoin’s inception in January 2009 (at zero per bitcoin). We believe that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value. Like gold, bitcoin is also viewed as a scarce asset; the ultimate supply of bitcoin is limited to 21 million coins and approximately 94% of its supply already exists. We believe that bitcoin’s finite, digital and decentralized nature as well as its architectural resilience make it preferable to gold, which, as noted above, has a market capitalization over 10 times higher than the market capitalization of bitcoin as of December 31, 2024. Given our belief that bitcoin is a comparable and possibly better store of value than gold, we believe that bitcoin has the potential to approach or exceed the value of gold over time. Given the substantial gap in value between gold and bitcoin based on current market capitalization, we believe that bitcoin has the potential to generate outsize returns as it gains increasing acceptance as “digital gold.” We believe that the growing global acceptance and “institutionalization” of bitcoin supports our view that bitcoin is a reliable store of value. We believe that bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets, and for that reason, we have no plans to purchase cryptocurrency assets other than bitcoin.

Institutionalization of Bitcoin

We are encouraged by the growing global acceptance and “institutionalization” of bitcoin - reflected by the January 2024 Securities and Exchange Commission, or SEC, approval of 11 bitcoin exchange-traded funds. These funds have reported billions of dollars of net inflows, with investments from a large number of institutions, including global banks, pensions, endowments and registered investment advisors. It is currently estimated that more than 10% of all bitcoins are now held by institutions.

Our Bitcoin Holdings

As of December 31, 2024, we purchased a total of 217.18 bitcoins at an aggregate purchase price of approximately $21 million for an average purchase price of approximately $96,694 per bitcoin, inclusive of fees and expenses. We did not sell any bitcoin during 2024. During the period January 1, 2025 and March 27, 2025, we purchased a total of approximately 449.45 bitcoins at an aggregate purchase price of approximately $44 million for an average purchase price of approximately $99,008 per bitcoin. See Note 3-Digital Assets to our consolidated financial statements included in Part IV Item 15 of this annual report in Form 10-K for further information regarding our bitcoin purchases.

As of March 27, 2025, we held approximately 666.63 bitcoins that were acquired at an aggregate purchase price of $65 million and an average purchase price of approximately $98,255 per bitcoin, inclusive of fees and expenses. Additionally, 2.48 bitcoins acquired by us were through mining operations that we have leased. The per bitcoin price for each such coin mined was approximately $84,225. For details of the lease, please see Section “Recent Developments – Bitcoin Strategy” on page 46. As of March 27, 2025, the market price of one bitcoin reported on the Coinbase exchange (our principal market) was $87,209.

Accounting

Bitcoin accounting guidance has been evolving. According to the American Institute of Certified Public Accountants “Accounting for and auditing of Digital Assets practice aid,” bitcoin would satisfy the definition of an indefinite-lived intangible asset and would be accounted for under ASC 350, Intangibles - Goodwill and Other issued by the Financial Accounting Standards Board, or FASB. Under these guidelines, bitcoin holdings would be accounted for initially at cost and subject to impairment losses if their fair value fell below carrying value. In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (ASU 2023-08), which revised bitcoin accounting treatment. Under this new guidance, the valuation of bitcoin is to be measured based on fair value.

Hedging Strategy

We do not currently intend to hedge our bitcoin holdings and have not adopted a hedging strategy with respect to bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

Execution of Bitcoin Transactions

We have purchased bitcoin through multiple bitcoin trade orders executed on the Coinbase exchange. We may also in the future acquire or dispose of bitcoin via multiple trade executions, or liquidity providers, who may also serve as custodians of our bitcoin. Our liquidity providers and custodians, or our BTC Service Providers, are regulated and licensed entities that operate under high security, regulatory, audit and governance standards. We may transact with multiple BTC Service Providers for both trade execution and custodial services to spread our risk and to limit our exposure to any single service provider or counterparty.

In selecting our liquidity providers, we evaluated regulatory status, pricing, annual trading volume, security and customer service. Our current agreement with our liquidity provider is non-exclusive, may be terminated by us at any time, does not impose any requirements for minimum purchases or volumes with such provider, and generally provides that we are responsible for the costs associated with transfers of bitcoin.

Custody of our Bitcoin

We currently hold and intend to continue to hold all of our bitcoin in a custodial account at a U.S. based, institutional-grade custodian (who may hold our bitcoin in the United States or other territories) that has demonstrated records of regulatory compliance and information security. Our custodian may also serve as a liquidity provider. As of December 31, 2024, we have entered into a custodial agreement with Coinbase, Inc., acting for itself and on behalf of Coinbase Custody Trust Company, LLC, Coinbase Custody International Ltd., and Coinbase Credit, Inc., or Coinbase. As we further execute on our strategy, we may include additional custodians.

We carefully selected our custodian after undertaking a due diligence process pursuant to which we evaluated, among other things, the quality of their security protocols, including the multifactor and other authentication procedures designed to safekeep our bitcoin that they may employ, as well as other security, regulatory, audit and governance standards. Our custodian is required to hold our bitcoin in trust for our benefit in segregated accounts which are not commingled with their assets or the assets of its affiliates or other clients. Should we enter into custodial agreements with additional custodians, such agreements may not prohibit such custodians from commingling our bitcoin with the digital assets of others. Our custodial agreement with Coinbase Custody provides that Coinbase Custody will hold our bitcoin in an online “hot” wallet until it receives an instruction from us to effectuate a transfer of our bitcoin into cold storage. Cold storage is designed to mitigate risks that a system may be susceptible to when connected to the internet, including the risks associated with unauthorized network access and cyberattacks.

Our custodian has access to the private key information associated with our bitcoin, or private keys, and it deploys security measures to secure our bitcoin holdings such as advanced encryption technologies, multi-factor identification, and a policy of storing our private keys in redundant, secure and geographically dispersed facilities. We never store, view or directly access our private keys. The operational procedures of our custodian are reviewed periodically by third-party advisors. All movement of our bitcoin by our custodian is coordinated, monitored and audited. Our custodian’s procedures to prove control over the digital assets it holds in custody are also examined by their auditors. Going forward, we intend to periodically verify our bitcoin holdings by reconciling our custodial service ledgers to the public blockchain. Our custodial agreement is terminable by us at any time, for any or no reason, upon advance notice given to the custodian.

Risk Mitigation Practices Related to Our Liquidity and Custodial Arrangements

We believe that our primary counterparty risk with respect to our bitcoin holdings is performance obligations under our various custody arrangements. We may custody our bitcoin with multiple custodians to diversify our potential risk exposure to any one custodian. Our custodial services contracts do not restrict our ability to reallocate our bitcoin or require us to hold a minimum amount of bitcoin with any particular custodian. Our bitcoin holdings may be concentrated with a single custodian from time to time, particularly as we negotiate new arrangements or move our assets among our various service providers.

As regulated entities, our BTC Service Providers have policies, procedures and controls designed to comply with the Bank Secrecy Act, as amended by the USA PATRIOT Act, the implementing regulations of the U.S. Treasury Department’s FinCEN, the Executive Orders and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, as well as state Anti-Money Laundering, or AML laws. Pursuant to these policies, procedures and controls, our BTC Service Providers use information systems developed in-house and by third-party vendors to conduct know your customer, or KYC, identification verification, background checks and other due diligence on counterparties and customers, and on the affiliates, related persons and authorized representatives of their customers, and to screen these parties against published sanctions lists. These checks may, where appropriate, assess financial strength, reputation, trading capabilities and other risks that may be associated with a given customer or counterparty. Our BTC Service Providers perform these checks and screenings during initial onboarding or in advance of a transaction, as applicable, and periodically thereafter, particularly when the sanctions lists that they monitor are updated. Our BTC Service Providers also utilize systems that monitor and screen blockchain transactions and digital wallet addresses in their efforts to detect and report suspicious or unlawful activity.

We have engaged certain third-party bitcoin consultants to assist the Company in its due diligence process when selecting BTC service providers. The due diligence involves giving consideration to their reputation and security level, confirming their internal compliance with applicable laws and regulations and ensuring their undertakings of contractual obligations on compliance. With respect to our custodian, we also intend to conduct due diligence reviews during the custodial relationship to monitor the safekeeping of our bitcoin. As part of our process, we may obtain and review our custodian’s services organization controls reports if available. We are also contractually entitled to review our custodian’s relevant internal controls through a variety of methods. We expect to conduct in the future, supplemental due diligence when we believe it is warranted by market circumstances or otherwise. We negotiate liability provisions in our custodial contracts pursuant to which our custodian is held liable for failure to safekeep our bitcoin. For example, our custodial agreement with Coinbase Custody provides that Coinbase Custody will be liable to us for up to an amount equal to the greater of the aggregate amount of fees paid in the 12 month period preceding a liability event or the value, at the time of a liability event, of the supported digital assets in our vault account that are directly affected by the liability event, in either case subject to a cap of $100 million. In addition to custodial arrangements, we also intend to utilize affiliates of our bitcoin custodian to execute bitcoin acquisition and disposition transactions on our behalf (who may be our liquidity providers).

We also negotiate specific contractual terms and conditions with our custodian that we believe will help establish, under existing law, that our property interest in the bitcoin held by our custodian is not subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. Our current custodian, and intended future custodians, are U.S. based and are subject to U.S. regulatory regimes intended to protect customers in the event that a custodian enters bankruptcy, receivership or similar insolvency proceedings. Our custodian is required to comply with the Bank Secrecy Act, as amended by the USA PATRIOT Act, the implementing regulations of the U.S. Treasury Department’s FinCEN, the Executive Orders and economic sanctions regulations administered by the OFAC, as well as state AML laws. However, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodian’s estates in the event that the custodian were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of the custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Additionally, the bitcoin we hold with our custodian and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Regardless of efforts we have made to securely store and safeguard assets, there can be no assurance that our crypto assets will not be subject to loss or other misappropriation. Although our custodian is required to carry an insurance policy to cover losses for commercial crimes such as asset theft and other covered losses, such policy limits may be shared among all of their affected customers and be subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). As such, the insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that our custodian will maintain such insurance policies or that such policies will cover any or all of our losses with respect to our bitcoin. For a discussion of risks relating to the custody of our bitcoin, see Item 1A. “Risk Factors – Risks Related to Our Bitcoin Treasury Strategy and Holdings – Our bitcoin treasury strategy exposes us to various risks associated with bitcoin,” and “– Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.”

Bitcoin Regulation

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the United States, digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the CFTC, the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, and our activities in particular, our business and our bitcoin acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended, or CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws, and the approval of the spot bitcoin ETPs support this view. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets. In addition, in January 2025, the SEC acting Chairman announced a new Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets.

In addition, because transactions in bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of bitcoin and bitcoin platforms, and there is the possibility that law enforcement agencies could close bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, a January 2021 nomination hearing before the Senate Finance Committee, it was noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. The OFAC has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

Activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On March 9, 2022, an executive order relating to cryptocurrencies was signed. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. With the recent change in the U.S. administration, there is uncertainty about future regulatory oversight and enforcement and what rules and regulations may ultimately govern. For example, in January 2025, an executive order was issued that revoked the prior administration's executive order and Treasury Department's framework, and established the Presidential Working Group on Digital Asset Markets that will be tasked with developing a federal regulatory framework governing digital assets.

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

We could experience significant disruptions as a result of global supply chain issues and, in the event of a disruption, we cannot make any assurances that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or alternative purchasers of our products. Identifying suitable suppliers and purchasers is a resource-intensive process that requires us to become satisfied with quality control, responsiveness and service, financial stability and labor and other ethical practices.

In addition, any indirect supply chain disruptions due to United States trade policy with China or the ongoing military conflict in Ukraine may further complicate existing supply chain constraints and direct or indirect customers’ demand for our products. Interruption of our supplies and in demand of our products by our purchasers, or the loss of one or more key suppliers or purchasers, could have a negative effect on the Company’s business and operating results. Any delays, interruption or increased costs or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net sales and operating income both in the short and long term, which could in turn negatively impact our business, financial condition and the price of our shares. In addition, we cannot adequately predict the effects of the global supply chain disruptions on our customers or potential customers and the indirect effects such disruptions could have on our operations both in the short and long term, which could in turn negatively impact our business, financial condition and the price of our shares.

An additional negative affect on the supply chain is the “Tariff War”, especially with China, Canada and Mexico. The increased tariffs with these countries could have an adverse effect on our supply chain potentially causing financial difficulty for our direct or indirect customers and reduced demand of our products. A continuation of these conflicts could have adverse changes in international trade policies and relations. Tariffs could increase the cost of our products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to our operations.

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

The tensions between the U.S. and China, the Russia-Ukraine war and conflicts in the Middle East remain uncertain, and while it is difficult to predict the impact of any of the foregoing, any escalation or additional uncertainty in these situations could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. During 2024, we had 2 customers whose purchases, in the aggregate, accounted for 25% of total revenue. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity.

In this case, there would be a risk of significant loss of future revenues if one or more of these customers were to stop ordering our materials, which could in turn have a material adverse effect on our business and on your investment.

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

The Company’s operations and development are dependent upon the experience and knowledge of Michael Mo, our Chief Executive Officer, Shawn Canter, our Chief Financial Officer, Dr. William Walker, our Chief Technology Officer, Ted Krupp, our Vice President of Sales, and Michael Carpenter, our Vice President of Engineering. If the services of any of these individuals should become unavailable, the Company’s business operations might be adversely affected. If several of these individuals became unavailable at the same time, the ability of the Company to continue normal business operations might be adversely affected to the extent that revenue or profits could be diminished, and you could lose all or a significant amount of your investment.

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

We can give no assurances that we will be successful in obtaining government contracts. The process of applying for government contracts is lengthy, and we cannot be certain that we will be successful in complying with all requirements throughout the application process. Accordingly, we cannot be certain that we will be awarded any U.S. Government contracts utilizing our carbon fiber-based solutions.

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

Risks Relating to Our Bitcoin Treasury Strategy and Holdings

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our bitcoin acquisition strategy may expose us to various risks associated with bitcoin

Our bitcoin acquisition strategy may expose us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $38,000 per bitcoin and above $106,000 per bitcoin on Coinbase during 2024. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

While Bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of Bitcoins, the maintenance and development of the software protocol of the Bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, making prices more volatile.

Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us. At this time, we do not anticipate engaging in any hedging activities related to our holding of Bitcoin as this would expose us to substantial decreases in the price of Bitcoin.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

We purchase bitcoin using primarily proceeds from equity financings. Our ability to achieve the objectives of our bitcoin strategy depends in significant part on our ability to obtain equity financing. If we are unable to obtain equity financing on favorable terms or at all, we may not be able to successfully execute on our bitcoin strategy.

Our bitcoin acquisition strategy has not been tested. This bitcoin acquisition strategy has not been tested. Although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock would be materially adversely impacted.

We will be subject to counterparty risks, including in particular risks relating to our custodians. Although we intend to implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we may own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Any similar bankruptcies, closures, liquidations and other events may not result in any loss or misappropriation of our bitcoin holdings, or adversely impact our access to our bitcoin holdings. Or, any such bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry may negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the trading price of bitcoin could have significant accounting impacts, including increasing the volatility of our results. The Company has adopted ASU 2023-08, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Volatility in the price of bitcoin could have a material impact on the carrying value of our digital assets on our balance sheet, increase the volatility of our financial results, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently intend to own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively effected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin strategy.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets. In addition, while the current administration has expressed support regarding the development and use of digital assets as the industry has anticipated, the specific regulatory frameworks are still to be developed. Expectations around U.S. digital asset policy, including potential sentiments that the U.S. government is not moving quickly enough or not meeting policy expectations, may adversely affect the price of bitcoin.

The availability of spot bitcoin ETPs may adversely affect the market price of our common stock.

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, or NAV, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of approximately $4.6 billion on the first trading day. To the extent investors view our common stock as providing exposure to bitcoin, it is possible that the value of our common stock may also have included a premium over the value of our bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to bitcoin, and that the value declined due to investors now having a greater range of options to gain exposure to bitcoin and investors choosing to gain such exposure through ETPs rather than our common stock.

Although we are an operating company providing technology solutions, and we believe we offer a different value proposition than a passive bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable spot bitcoin ETPs to continuously align the value of their shares to the price of the underlying bitcoin they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles that offer economic exposure to bitcoin, such as bitcoin futures ETFs and leveraged bitcoin futures ETFs, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions. As a result of the foregoing factors, availability of spot bitcoin ETPs on U.S. national securities exchanges could have a material adverse effect on the market price of our common stock.

Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.

As noted above in these Risk Factors, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions may be subject to enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations. Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. U.S. and foreign regulators have also increased enforcement activity thereafter, and regulatory requirements continue to evolve in response to FTX Trading’s collapse as well as changes in government policies regarding cryptocurrencies. Changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may in the future take further actions that may have an adverse effect on our business or the market price of our common stock.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this prospectus supplement.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “— Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” above.

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock. See “— Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock” above. Moreover, the risks of us engaging in a bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, the majority of our cash is now concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this annual report on Form 10-K, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this annual report on Form 10-K, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

Our intended bitcoin holdings may be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we may hold with our custodians and transact with our trade execution partners may not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. The price of our common stock may be affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our common stock.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Currently, we intend to hold any bitcoin we may own, in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

Risks Relating to Our Common Stock and Preferred Stock

An active, liquid and orderly market for our common stock may not develop or be sustained, and you may not be able to sell your common stock without adversely affecting the price, or at all depending on volume offered for sale at any time.

Our common stock trades on the NYSE American LLC Exchange (“NYSE American”). We cannot assure you that an active trading market for our common stock will develop or be sustained. The lack of an active market may impair your ability to sell the common stock at the time you wish to sell or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling common stock and may impair our ability to acquire other businesses or technologies using our common stock as consideration, which, in turn, could materially adversely affect our business.

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

On May 6, 2024, the Company received a letter from the NYSE American indicating that the Company has regained compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock demonstrating sustained price improvement.

On December 18, 2024, the Company received a letter from the NYSE American indicating that the Company has regained compliance with the NYSE American continued listing standard set forth in Sections 1003(a)(i), (ii) and (iii) of the Company Guide. To resolve the deficiency, the Company demonstrated compliance with the applicable standards for two consecutive quarters, pursuant to Section 1009(f) of the Company Guide. Effective as of the opening of trading on December 17, 2024, the below compliance indicator was removed, and the Company’s name was removed from the list of NYSE American noncompliant issuers. The Company remains subject to the NYSE American’s continued listing standards.

If the NYSE American delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our common stock would qualify to be quoted on the OTC Bulletin Board ® or on the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our officers, directors and affiliates currently beneficially own approximately 32.21% of the voting power of our voting stock. Such concentrated control of the Company may adversely affect the value of our Common Stock. If you acquire our Common Stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our Common Stock.

We have 1,000,000 shares of Series A Voting Preferred Stock with super voting rights.

Our capital stock as of the date hereof consists of common stock and Series A Voting Preferred Stock. All 1,000,000 shares of Series A Voting Preferred Stock have been issued to Mr. Michael Mo, our Chairman, and Chief Executive Officer. Each share of common stock is entitled to one (1) vote and each share of Series A Voting Preferred Stock is entitled to one hundred (100) votes on any matter on which action of the stockholders of the corporation is sought. Approximately 24.18% of Mr. Mo’s voting power stems from his holdings of the Series A Voting Preferred Stock. The Series A Voting Preferred Stock will vote together with the common stock.

Our articles of incorporation or the Certificate of Designation of Preferences, Rights and Limitations of the Non-convertible Series A Voting Preferred Stock do not provide for any sunset provisions that limit the lifespan of our Series A Voting Preferred Stock, including in the case of the death of a Series A Voting Preferred Stock shareholder or intra-family transfers of shares of Series A Voting Preferred Stock. The holders of Series A Voting Preferred Stock shall not be entitled to receive dividends of any kind or be entitled to any liquidation preference. The Series A Voting Preferred Stock shall not be subject to conversion into common stock or other equity authorized to be issued by the Company. See “Description of Capital Stock” for additional information regarding our Series A Voting Preferred Stock.

In addition to the dilutive effect on the voting power and value of our common stock, the foregoing structure of our capital stock may render our common stock ineligible for inclusion in certain securities market indices, and thus adversely affect the price and liquidity of, and public sentiment regarding, our common stock or other securities. The existence of, and voting rights associated with, our Series A Voting Preferred Stock, either alone or in conjunction with certain of the other provisions of our articles of incorporation, could also have the effect of delaying, deterring or preventing a change in our control or make the removal of our management more difficult.

Our Chairman and CEO owns our Series A Voting Preferred Stock and will be able to exert significant control over matters subject to shareholder approval.

Michael Mo, our Chairman and CEO, currently beneficially owns common stock and Series A Voting Preferred Stock that provide him with 31.78% of the voting power of our voting stock. Therefore, even after further offerings, he will have the ability to substantially influence us through this ownership position. For example, he may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. His interests may not always coincide with our corporate interests or the interests of other shareholders, and he may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as he continues to own a significant amount of our equity, he will continue to be able to strongly influence or effectively control our decisions.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 20,000,000 shares of our preferred stock, terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock.

In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

On January 26, 2024, our Board of Directors approved, authorized, and ratified the issuance of 730,000 shares of previously designated Non-convertible Series A Voting Preferred Stock to the Chairman and Chief Executive Officer of the Company, Michael Mo, for no consideration, subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event Michael Mo is removed from any position with the Company or resigns from all positions with the Company. On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non-convertible Series A Voting Preferred Stock to the Chief Executive Officer, bringing his total holdings up to 1,000,000 shares of Series A Voting Preferred Stock.

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

KULR’s Chief Technology Officer (“CTO”), in conjunction with our third-party providers, is responsible for assessing and managing KULR’s cyber risk management program, informs senior Management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervises such efforts. In addition, KULR has made additional investment into cybersecurity by hiring an on-premises Information Technology (“IT”) Manager who will dedicate time weekly to supporting the development of KULR cyber related policies and working on enforcement with 3rd party managed solutions providers.

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

The Board of Directors oversees Management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Management briefs the Board of Directors on our cybersecurity and information security posture, and the Board of Directors is apprised of cybersecurity incidents at quarterly Board of Directors meetings.

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology (“IT”) environment and customer-facing products. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We conduct an annual assessment of our practices and standards against the NIST CSF. KULR is actively engaged with third-party specialists to update policies and institute controls that would ensure Cybersecurity Maturity Model Certification (“CMMC”) level 2 compliance.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, risk and compliance reviews, and meetings with KULR executives. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform vulnerability testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 555 Forge River Road, Suite 100, Webster, Texas 77598, and the telephone number at such address is 408-663-5247.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.

Stock Transfer Agent

Our stock transfer agent of our Common Stock is VStock Transfer LLC, located at 18 Lafayette Pl, Woodmere, NY 11598.

Common Shareholders

On March 27, 2025, we had approximately 106 record and street shareholders.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2024 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2024.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations, and as a result, we will eventually need to generate significant revenues to achieve profitability. Until that time, we may continue to raise cash, as and when required, through equity or debt financings.

Recent Developments

Annual Revenues

The Company reported record annual revenues of $10.7 million for 2024, as compared to its previous revenues of $9.8 million for 2023.

Bitcoin Strategy

On December 4, 2024, the Board approved, and the Company publicly announced its decision to include Bitcoin (“BTC”) as a primary asset in its treasury program. On December 22, 2024, the Company completed its initial acquisition of BTC through Coinbase (the primary broker) and a total of 217.18 bitcoin was purchased at a weighted average price of approximately $96,696 per bitcoin, or an aggregate cost of $21 million. Subsequent to December 31, 2024, the Company purchased 449.45 Bitcoin via trade orders on Coinbase, at an average cost of $99,008 per Bitcoin for an aggregate $44,499,352. Additionally, on March 7, 2025, the Company entered into a sixty-day Machine Lease Agreement with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on KULR’s behalf, at a total lease cost of $850,000. As of March 27, 2025, 2.48 bitcoin have been mined pursuant to the Machine Lease Agreement, at an average cost of $84,225 per bitcoin.

At the Market Offering

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “Sales Agreement”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $20,000,000 in “at the market” offerings through or to the Agent (the “ATM”). Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3% of the gross proceeds of any shares of common stock sold pursuant to the ATM. On December 4, 2024, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM from approximately $20 million to $46 million. On December 26, 2024, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM by an additional $50 million, to $96 million, and the Company entered into an amendment (the “Amendment”) to the Sales Agreement with the Agent, entered into on July 3, 2024, to provide that the Agent’s compensation payable under the Sales Agreement shall be 2.5% of gross proceeds of any sales of shares of common stock sold under the Sales Agreement. During the year ended December 31, 2024, the Company issued a total of 74,781,217 shares of common stock pursuant to the ATM for aggregate gross proceeds of $61,912,798. During the period from January 2, 2025, through March 27, 2025, the Company has sold 19,387,610 shares of common stock pursuant to this offering, with gross proceeds of $51,122,190.

License and Opportunities for KULR VIBE Fan Balancing Applications

On September 29, 2024, we entered into a licensing agreement for our proprietary vibration reduction technology named KULR Xero Vibe (“KXV”). The $2.35M agreement includes a $1.1M minimum guaranteed license and royalty fee, a unique opportunity for the licensee to purchase proprietary balancing equipment directly from the Company and additional revenue upside to the Company based on volume and technology upgrades. The licensee, a leading Japanese corporation, specializing in systems integration and the distribution of advanced semiconductor solutions, intends to use the KXV technology to balance industrial-scale fan systems used in data center computer cooling, HVAC and other industrial applications.

On December 29, 2024 the Company entered into a ten-year licensing agreement with a customer located in Japan, for the use of intellectual property in connection with its CF Cathode Design technology (including the specifications, diagrams, schematics and instructions (together the “KULR CF Intellectual Property”) for the production of the CF Cathode (the “License”). The Agreement gives the customer the exclusive license to use the KULR CF Intellectual Property to manufacture CF Cathodes in Japan, and a non-exclusive license to manufacture CF Cathodes in several other countries, including Taiwan, China, India and Korea. The Company is exploring additional license opportunities based on geographic regions in tangential power-consuming applications, where the Company expects substantial upside revenue potential as product sales and royalty income scales along with its customers’ growth.

Change in Address of Principal Executive Offices

In the third quarter of 2024, we moved our principal executive offices to 555 Forge River Road, Suite 100, Webster, Texas 77598.

Issuance of Non-Convertible Series A Voting Preferred Stock

On January 26, 2024, the Board of Directors (“Board”) of the Company, following extensive strategic evaluation, including consultation with advisors, approved, authorized, and ratified the issuance of 730,000 shares of previously designated Non-convertible Series A Voting Preferred Stock to the Chairman and Chief Executive Officer of the Company, Michael Mo, subject to certain limitations as set forth below, for no consideration. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock was previously approved and authorized by a vote of the majority stockholders of the Company. On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non-convertible Series A Voting Preferred Stock (“Series A Voting Preferred”) to the Chief Executive Officer, bringing his total holdings up to 1,000,000 shares of Series A Voting Preferred Stock.

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

Consolidated Results of Operations

Year Ended December 31, 2024 Compared With Year Ended December 31, 2023

Revenue

Our revenues consisted of the following types:

	For the Years Ended
	December 31,
	2024	2023
Product sales	$3,644,240	$6,903,988
Contract services	4,406,023	2,926,178
IP licensing	2,687,218	—
Total Revenue	$10,737,481	$9,830,166

For the years ended December 31, 2024 and 2023, we generated $10,737,481 and $9,830,166 of revenue from 71 and 53 customers, respectively, representing an increase of $907,315, or 9%.

Revenue from product sales during the year ended December 31, 2024 decreased by $3,259,748 or 47% compared to the year ended December 31, 2023. We had 53 product sales customers in 2024, compared with 39 in 2023. The decline in product revenue can be attributed to several expected 2024 orders, which management now expects to receive in a later period. We can provide no assurance as to when we will receive the expected orders. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit (“ISC”) battery cells and devices, patented TRS technology, and thermal fiber thermal interface (“FTI”) materials.

Revenue from contract services during the year ended December 31, 2024 increased by $1,479,845 or 51% compared to the year ended December 31, 2023. The increase in revenue for the year ended December 31, 2024 is primarily due to growth in customers to 34 in 2024 from 17 in 2023. This work includes unique engineering design and testing projects customized for specific customers.

Revenue from IP licensing during the year ended December 31, 2024, was $2,687,218. License revenue consists of contracts with customers for the rights to use our patented KULR VIBE technology and CF Cathode Design technology. This includes revenue from minimum royalty fees of $600,000. Minimum royalty fees consist of guaranteed amounts due to the Company for contracts with customers for the rights to use its patented KULR VIBE technology. These contracts were executed during the year ended December 31, 2024. There was no license revenue recognized prior to this period.

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

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consists of the cost of our products as well as labor expenses directly related to product sales or contract services.

Product mix plays an important part in our reported average margins for any period. Because we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

For the years ended December 31, 2024 and 2023, cost of revenues was $5,254,283 and $6,164,310, respectively, representing a decrease of $910,027, or 15%. During the years ended December 31, 2024 and 2023, gross profit was $5,483,198 and $3,665,856, respectively, an increase of $1,817,342 or 50%. Our gross profit margins were 51% and 37%, during the years ended December 31, 2024 and 2023, respectively. The increase in the current period profit margin resulted primarily from our licensing agreements that generated $2,687,218 of revenue in 2024, which had no corresponding cost of revenue.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery. Research and development expenses are charged to operations as incurred.

For the years ended December 31, 2024 and 2023, R&D expenses were $4,738,305 and $7,135,452, respectively, representing a decrease of $2,397,147 or 34%. The decrease was comprised primarily of $2,193,643 of engineering labor and other costs charged that were reduced or redeployed to revenue-generating activities and were charged to costs of revenue, $784,827 related to a planned decrease in R&D consulting services, partially offset by an increase in building related expenses of $335,142 for the new, larger facility in Texas, and an increase in stock-based compensation of $98,525.

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

For the years ended December 31, 2024 and 2023, selling, general and administrative expenses were $15,979,852 and $18,942,350, respectively, a decrease of $2,962,498, or 16%. The decrease is primarily due to a decrease in stock-based compensation of $908,574 primarily due to forfeited restricted stock units, a decrease of $881,950 in depreciation expense primarily due to leasehold improvements for the San Diego facility being fully depreciated as of June 30, 2024, a planned decrease in advertising and marketing services of $466,254, and a planned decrease in outsourced professional services of $399,508.

Other (Expense) Income

For the years ended December 31, 2024 and 2023, other expenses, net, were $2,288,670 and $1,281,610, respectively, representing an increase of $1,007,060 or 79%. The change is primarily attributable to an increase of $718,826 for the unrealized loss on Bitcoin holdings, an increase of $421,429 for amortization of debt discount in connection with merchant cash advances, an increase of $395,817 for the change in fair value of accrued issuable equity, partially offset by a decrease of $508,603 in interest expense due to the full repayment of the prepaid advance liability on March 27, 2024.

Our Bitcoin Acquisition Strategy

In December 2024, we adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding bitcoin using cash that exceeds our working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. For example, we began issuing shares under our “at-the-market” offering program in the second half of 2024, and used proceeds from this capital markets transaction to acquire bitcoin. We view our bitcoin holdings as long term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional bitcoin purchases. This overall strategy also contemplates that we may periodically sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

The following table presents a summary of our bitcoin holdings, including additional information related to our bitcoin purchases and change in fair value within the period.

			Weighted
		Approximate	Average Fair Value
	Digital Assets(1)	Bitcoin Held	Per Bitcoin (in $)
Beginning balance at January 1, 2024	$—	—	$—
Fair value of digital assets purchased	20,968,557	217.18	96,551
Cost to acquire digital assets	31,453
Cost basis of digital assets held	21,000,010
Change in fair value of digital assets	(718,826)
Balance as of December 31, 2024	$20,281,184	217.18	$93,384

(1)The source of capital used to purchase Bitcoin was primarily proceeds from ATM offerings.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash balances of $29,831,858 and $1,194,764, respectively, and working capital (deficit) of $29,498,421 and $(2,994,753), respectively. As of December 31, 2024 and 2023, we had Bitcoin holdings of $20,281,184 and $0, respectively.

For the years ended December 31, 2024 and 2023, cash used in operating activities was $17,341,675 and $11,965,387, respectively. Our cash used in operations for the year ended December 31, 2024 was primarily attributable to our net loss of $17,523,629, adjusted for non-cash expenses in the aggregate amount of $7,087,296, as well as $6,905,342 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2023 was primarily attributable to our net loss of $23,693,556, adjusted for non-cash expenses in the aggregate amount of $6,841,833, as well as $4,886,336 of net cash generated by changes in the levels of operating assets and liabilities.

For the years ended December 31, 2024 and 2023, cash used in investing activities was $21,596,192 and $1,046,113, respectively. Cash used in investing activities during the year ended December 31, 2024 was related to investments in digital assets of $21,000,010, purchases of property and equipment of $573,444 and deposits paid for purchases of property and equipment of $22,738. Cash used in investing activities during the year ended December 31, 2023 was related to deposits paid for purchases of property and equipment of $644,963, purchases of property and equipment of $266,150, and an acquisition of intangible assets of $135,000.

For the years ended December 31, 2024 and 2023, cash provided by financing activities was $67,574,961 and $3,872,701, respectively. Financing activities during the year ended December 31, 2024 was primarily due to net proceeds from ATM equity financing totaling $60,131,816, proceeds from SEPA Advance Notices totaling $9,104,949, net proceeds from notes payable totaling $2,563,900, and proceeds from the exercise of stock options totaling $23,455, partially offset by notes payable repayments of $3,341,597, repurchase of common stock of $500,000, and payments for deferred financing costs of $406,109. Financing activities during the year ended December 31, 2023 consisted primarily of net proceeds from equity financing totaling $3,456,950, net proceeds from prepaid advance liability debt financing totaling $1,970,000, and proceeds from notes payable of $250,000, partially offset by debt repayments totaling $1,575,000 and the repurchase of common stock totaling $229,249.

As of December 31, 2024, future cash requirements for our current liabilities include $3,199,961 for accounts payable and accrued expenses, $599,425 for secured promissory notes and $495,931 for future payments under operating and finance leases. Future cash requirements for long-term liabilities include $822,602 for future payments under operating and finance leases.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. We have a history of recurring net losses, recurring use of cash in operations and declining working capital. During the year ended December 31, 2024, the Company received gross proceeds of $61,912,798 pursuant to the ATM. Given our December 31, 2024 cash, Bitcoin and working capital balances, there is no substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these consolidated financial statements are available to be issued.

While no assurance can be provided that we will be successful in raising additional capital from the ATM. During the year ended December 31, 2024, we received aggregate gross proceeds of $61,912,798. During the period from January 1, 2025 through March 27, 2025, the Company issued 19,387,610 shares of common stock for gross proceeds of $51,122,190 pursuant to the ATM.

As of March 27, 2025, our cash and Bitcoin balances were approximately $25 million and $58 million, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting as of December 31, 2024 was effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors and their ages are as follows:

Name	Age	Office
Michael Mo	54	Chief Executive Officer and Chairman
Dr. William Walker	35	Director, Chief Technology Officer
Shawn Canter	54	Chief Financial Officer
Michael Carpenter	61	Vice President of Engineering
Dr. Joanna Massey	56	Lead Director
Donna Grier	67	Director

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Michael Mo was appointed CEO and Director of the Company on March 16, 2011. Mr. Mo is a technology entrepreneur and successful investor with over 20 years of experience in technology management, product development and marketing. In 2013, he co-founded KULR and has been serving as its CEO since then. From 2007 to 2015, Mr. Mo served as Senior Director of Business Development at Amlogic, Inc., a California high-tech company. Mr. Mo received his Master of Science in Electrical Engineering from the University of California at Santa Barbara in 1995.

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

Non-Executive Directors

Dr. Joanna Massey is a public company Board Director and communications executive at global Fortune 500 companies. She specializes in enterprise risk management, governance, and guiding organizations through transformative periods. Dr. Massey helps companies with operational efficiency, aligning strategic initiatives, and navigating complex transitions. In her board roles for public and private companies, Dr. Massey serves as Chair of Nominations & Governance, Chair of Compensation, and she sits on the Audit and M&A Committees. Dr. Massey has a PhD in psychology and 30 years of experience advising Chairmen and CEOs. She spent her operating career in the media and digital technology industries strategizing on global brand reputation management as Head of Communications at Condé Nast Entertainment and Senior Vice President of Corporate Communications at Lions Gate Entertainment (NYSE: LGF.A; LGF.B). She also held Senior Vice President positions in communications and media relations at CBS Corporation and

Viacom, Inc., now Paramount Global (Nasdaq: PARA), as well as at a joint venture between Discovery, Inc. (Nasdaq: WBD) and Hasbro, Inc. (Nasdaq: HAS).

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

Donna Grier has been a member of the Company’s Board of Directors since April 15, 2024, serving as Chair of the Audit Committee and a member of both the Nominating and Corporate Governance and Compensation Committees of the Board. Ms. Grier is a seasoned SEC-Qualified Financial Expert with extensive Audit Committee experience. She has held two Executive Finance leadership positions: Vice President-Treasurer and Vice President-General Auditor & Chief Ethics and Compliance Officer with E. I. DuPont de Nemours (NYSE: DD). At the time, DuPont was a diversified agricultural and manufacturing Fortune 100 Company focused on seed, crop chemicals, specialty chemicals and industrial materials. In addition to CFO roles in global and diverse business units, Ms. Grier has significant strategic M&A transaction experience, driving shareholder value. She also has international financial leadership experience in Europe and South America with demonstrated success in leading organizations and driving strategic and operational change while continuously improving cost and cash productivity. Ms. Grier currently serves as Board Director and Audit & Risk Management Committee Chair for Global Advanced Metals, a privately held tantalum producer. She previously served as Board Director and Audit Committee Chair of Pyxus International, a global agricultural company (NYSE:PYX until 2020). She also serves as Chair of the Board of Trustees for Washington & Jefferson College. Ms. Grier earned her MBA from the Booth School of Business at the University of Chicago and a BA in Economics and Psychology from Washington & Jefferson College.

Board Composition

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the board of directors and serve at the discretion of the board.

Our board currently consists of three directors, Michael Mo, Joanna Massey, and Donna Grier. Dr. Joanna Massey and Ms. Donna Grier are “independent” as defined under the NYSE American rules (as discussed below).

Family Relationships

There are no family relationships between any director and executive officer.

Director Independence

Our board of directors has determined that Donna Grier and Dr. Joanna Massey are “independent,” as defined under the NYSE American rules. For purposes of the NYSE American rules, an independent director means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations.

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

Audit Committee

The members of our Audit Committee are Donna Grier and Dr. Joanna Massey, with Ms. Grier serving as the Chairperson. Each of Donna Grier and Dr. Joanna Massey, is independent under the rules and regulations of the SEC and the listing standards of the NYSE American applicable to audit committee members. Our board of directors has determined that each of Donna Grier and Dr. Joanna Massey qualify as an audit committee financial expert within the meaning of SEC regulations and meet the financial sophistication requirements of the NYSE American.

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

Compensation Committee

The members of our Compensation Committee are Donna Grier and Dr. Joanna Massey, with Ms. Grier and Dr. Massey serving as Co-Chairpersons. Our Compensation Committee has the responsibility for, among other things, (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management the Company’s Compensation Discussion and Analysis and related information to be included in the annual report on Form 10-K and proxy statements, and (v) reviewing and recommending to the Board for approval procedures relating to Say on Pay Votes.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Donna Grier and Dr. Joanna Massey, with Dr. Massey serving as the Chairperson. Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things, (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (ii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of director.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2024, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements of Section 16(a).

Nomination Process

As of December 31, 2024, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and there is no specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with the Board of Directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2024 and 2023 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2024 and whose total compensation for the 2024 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2024 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

				Stock	Option	Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earned
Michael Mo	2024	$272,196	$100,000	$103,043	$—	$—	$475,239	(1)
Chief Executive Officer	2023	$333,649	$—	$—	$—	$—	$333,649
Shawn Canter	2024	$250,001	$45,000	$—	$—	$—	$295,001
Chief Financial Officer	2023	$188,369	$—	$1,380,000	$—	$—	$1,568,369	(2)
William Walker	2024	$228,270	$50,000	$—	$—	$—	$278,270
Chief Technology Officer	2023	$223,703	$—	$266,000	$—	$—	$489,703	(3)
Keith Cochran	2024	$186,658	$—		$—	$99,551	$286,209	(4)
Former Chief Operating Officer*	2023	$292,678	$—	$—	$—	$—	$292,678
(1)	Includes 286,230 shares of the Company’s common stock which vests over one year.
(2)	Includes cash compensation earned from date of hire March 31, 2023 through December 31, 2023. Also includes 1,500,000 shares of the Company’s common stock which vest in five equal increments over five years.
(3)	Includes 350,000 shares of the Company’s common stock which vest in four equal increments over four years.
(4)	Includes severance payment of $99,551.

*Resigned effective August 20, 2024

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We have not entered into employment agreements with our officers and directors and our Board of Directors has the sole discretion to pay salaries and incentive bonuses, including merit-based cash and equity bonuses.

During the year ended December 31, 2024, the Board, at the recommendation of the Compensation Committee, approved the following compensation for each of the following officers of the Company:

●	Effective May 23, 2024, the Board approved a $112,344 reduction in Michael Mo’s salary and granted 286,230 of the Company’s restricted stock units, which shall vest in one year. On December 26, 2024, the Board approved a cash bonus to Michael Mo in the amount of $100,000.
●	On October 4, 2024, the Board approved a cash bonus to Shawn Canter in the amount of $45,000.
●	On December 26, 2024, the Board approved a cash bonus to William Walker in the amount of $50,000.

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

Compensation of Directors

On November 1, 2022, the Board of the Company appointed a Lead Independent Director (“Lead Director”) and a non-Lead Independent Director (“non-Lead Director”) of the Board, to hold office until the earlier of the expiration of the term of office of the director whom they have replaced, successors are duly elected and qualified, or the earlier of such director’s death, resignation, disqualification, or removal. Furthermore, the Lead Director will receive annual cash compensation equal to $150,000 upon their appointment and the non-Lead Independent Director (“non-Lead Director”) will receive annual cash compensation equal to $70,000. Additionally, the Lead Director and non-Lead Director were each granted 140,000 shares of restricted stock units, which vested quarterly in 35,000 share installments, of which 105,000 units were fully vested as of December 31, 2024. The Lead Director also received 15,000 immediately vested shares of common stock.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2024, for our named executive officers.

Outstanding Equity Awards
Stock Awards
	Number of Shares or Units of	Market Value of Units of
	Stock that have not vested	Stock that have not vested
Name	(#)	($)
Michael Mo (Chief Executive Officer)	1,036,230	$3,678,617
Shawn Canter (Chief Financial Officer)	1,200,000	4,260,000
Dr. William Walker (Chief Technology Officer)	312,500	1,109,375

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us who own more than 5% of the outstanding common stock as of the date of this annual report, and by our officers and directors as of March 27, 2025. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated, the address of each of the persons shown is c/o KULR Technology Group, Inc., 555 Forge River Road, Suite 100, Webster, TX. Each record holder of Non-convertible Series A Voting Preferred Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled to vote at any regular or special meeting of the shareholders or by written consent) equal to one hundred (100) votes per share of Non-convertible Series A Voting Preferred Stock held by such record holder.

	Amount of
	Beneficial	Percentage	Vote With
Name of Beneficial Owner	Ownership	Ownership (1)	Series A
Michael Mo (2) - CEO and Chairman	21,727,570	7.64%	31.69%
Shawn Canter (3) - CFO	600,000	*	*
Dr. William Walker (4) - CTO	175,000	*	*
Michael Carpenter (5) - VP of Engineering	500,000	*	*
Donna Grier (6) - Director	140,000	*	*
Dr. Joanna Massey (7) - Director	222,500	*	*
All directors and executive officers as a group (6 persons)	23,365,070	8.21%	32.11%
*	Less than 1%
(1)	The percent of class is based on 284,389,637 shares outstanding and entitled to vote, which excludes 158,698 treasury shares and 62,500 outstanding shares that are not vested and are not entitled to vote. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through the vesting of restricted equity grants. Shares underlying such equity grants, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person.
(2)	Consists of 20,327,570 shares held directly by Mr. Mo and 1,400,000 shares held jointly by Mr. Mo and his spouse, Linda Mo, and excludes shares held by Mr. Mo’s son Alexander Mo and shares held by Mr. Mo’s son Brandon Mo, over which shares Mr. Mo disclaims beneficial ownership, as Mr. Mo has no control over the dispositive or voting power over the shares and his sons no longer live in the same household as Mr. Mo. Does not include a restricted stock award of 3,500,000 shares of the Company’s common stock that does not vest or settle within 60 days. Mr. Mo beneficially owns an aggregate of 1,000,000 shares of Non-Convertible Series A Voting Preferred Stock (the “Preferred Stock”). Each share of the Preferred Stock entitles Mr. Mo to votes equal to one hundred votes per share of Preferred Stock held.
(3)	Does not include a restricted stock award of 2,400,000 shares of the Company’s common stock that does not vest or settle within 60 days.
(4)	Does not include 1,325,000 restricted stock grants that do not vest within 60 days.
(5)	Does not include a restricted stock grant of 200,000 shares of the Company’s common stock that does not vest or settle within 60 days.
(6)	Consists of 140,000 vested shares granted by the Company on April 15, 2024.
(7)	Consists of 20,000 vested shares of common stock granted by the Company, on June 7, 2021, the effective date of Dr. Massey’s appointment as a director of the Company, 37,500 vested shares granted by the Company on November 1, 2022, 155,000 vested shares granted by the Company on April 15, 2024, and 10,000 shares of common stock acquired in open market purchases.

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

The following table sets forth, as of December 31, 2024, our securities authorized for issuance under any equity compensation plans approved by our stockholders:

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise	compensation plans
	outstanding	price of	(excluding securities
	options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,820,111	$1.49	5,095,017
Equity compensation plans not approved by security holders	—	—	—
Total	6,820,111	$1.49	5,095,017

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below and compensation arrangements, including employment, and indemnification arrangements, discussed, there have been no transactions since January 1, 2023, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

Our board of directors has determined that Dr. Joanna Massey and Ms. Donna Grier are “independent,” as defined under the NYSE American rules. For purposes of the NYSE American rules, an independent director means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended December 31, 2024 and 2023:

	For the Fiscal Year Ended
	December 31,
	2024	2023
Audit Fees	$294,135	$339,025
Tax Fees	—	—
Total	$294,135	$339,025

Audit Fees

Audit fees consist of fees billed for services rendered by our independent auditors during the years ended December 31, 2024 and 2023 for the audit and review of our financial statements.

Tax Fees

Tax fees consist of fees billed for services rendered by our tax preparers during the years ended December 31, 2024 and 2023 in connection with the preparation and filing of our income tax returns.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated June 8, 2017 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2017 and incorporated herein by reference)

3.1

Certificate of Incorporation of the Company (previously filed as Exhibit 3 to the General form for Registration of Securities on Form 10-12G, filed with the SEC on January 7, 2016 and incorporated herein by reference)

3.2	Bylaws of the Company (previously filed as Exhibit 4 to the General form for Registration of Securities on Form 10-12G, filed with the SEC on January 7, 2016 and incorporated herein by reference

3.3

Certificate of Incorporation of KULR Technology Corporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2017 and incorporated herein by reference)

3.4

Amended and Restated Certificate of Incorporation of KULR Technology Corporation (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2017 and incorporated herein by reference)

3.5	By-laws of KULR Technology Corporation (previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2017 and incorporated herein by reference)

3.6

Certificate of Designation of Series A Voting Preferred Stock, filed on June 6, 2017 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2017 and incorporated herein by reference)

3.7

Certificate of Amendment to the Certificate of Incorporation, effective August 30, 2018 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2018 and incorporated herein by reference)

3.8

Certificate of Designation of Series B Convertible Preferred Stock, filed on November 30, 2018 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2018 and incorporated herein by reference)

3.9

Certificate of Amendment to the Certificate of Incorporation, effective December 31, 2018 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2019 and incorporated herein by reference)

3.10

Certificate of Designation of Series C Convertible Preferred Stock, filed on August 19, 2019 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2019 and incorporated herein by reference)

3.11

Form of Certificate of Designation for Series D Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2021 and incorporated herein by reference)

4.1	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1

License and Development Agreement, dated April 15, 2013 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2017 and incorporated herein by reference)

10.3

Letter of Intent by and between the Company and E3 Enterprise, dated April 20, 2016 (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 28, 2016 and incorporated herein by reference)

10.4

Letter of Intent by and between the Company and KULR Technology Corporation (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2016 and incorporated herein by reference)

10.5

Patent Assignment Agreement, dated November 10, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2017 and incorporated herein by reference)

10.9

2018 KULR Technology Group Equity Incentive Plan (previously filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed with the SEC on October 9, 2018 and incorporated herein by reference)

10.13	Form of Subscription Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2019 and incorporated herein by reference)

10.20	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020 and incorporated herein by reference)

10.21	Form of Warrant (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020 and incorporated herein by reference)

10.23

Form of Securities Purchase Agreement dated May 19. 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2021 and incorporated herein by reference)

10.24	Form of Warrant (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2021 and incorporated herein by reference)

10.25

Standby Equity Purchase Agreement, dated May 13, 2022, by and between KULR Technology Group, Inc. and YA II PN, Ltd. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2022 and incorporated herein by reference)

10.26

Note Purchase Agreement, dated May 13, 2022, by and between KULR Technology Group, Inc. and YA II PN, Ltd. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2022 and incorporated herein by reference)

10.27	Promissory Note, dated May 13, 2022 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2022 and incorporated herein by reference)

10.28

Amendment dated June 3, 2022, to the Standby Equity Purchase Agreement by and between KULR Technology Group, Inc. and YA II PN, Ltd. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 03, 2022 and incorporated herein by reference)

10.29

Supplemental Agreement dated as of September 23, 2022 to the Standby Equity Purchase Agreement dated as of May 16, 2022 between KULR Technology Group, Inc. and YA II PN, LTD. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2022 and incorporated herein by reference)

10.30

Asset Purchase Agreement, effective as of October 6, 2022, by and among KULR Technology Group, Inc., Vibetech International, LLC, and Norman Serrano (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2022 and incorporated herein by reference)

10.31

Underwriting Agreement dated December 20, 2023 by and between KULR Technology Group, Inc. and R.F. Lafferty & Co., Inc. (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023 and incorporated herein by reference)

10.32

Letter Agreement dated August 16, 2023, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2023 and incorporated herein by reference)

10.33

Amendment Letter Agreement dated August 22, 2023, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2023 and incorporated herein by reference)

10.34

Amendment Letter Agreement dated August 30, 2023, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2023 and incorporated herein by reference)

10.35

Amendment Letter Agreement dated December 19, 2023, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2023 and incorporated herein by reference)

10.36

Amendment Letter Agreement dated January 9, 2024, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2024 and incorporated herein by reference)

10.37

Amendment Letter Agreement dated February 13, 2024, by and among KULR Technology Group, Inc., YA II PN, LTD, and Yorkville Advisors Global, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2024 and incorporated herein by reference)

10.38

At The Market Offering Agreement, dated July 3, 2024, by and between the Company and Craig-Hallum Capital Group LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2024 and incorporated herein by reference)

10.39

Severance Agreement and General Release, dated August 20, 2024 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2024 and incorporated herein by reference)

10.40	Amendment Agreement dated December 26, 2024 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024 and incorporated herein by reference)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy, effective November 29, 2023 (previously filed as Exhibit 97 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 12, 2024 and incorporated herein by reference)

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labels*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025	KULR Technology Group, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	March 31, 2025
Michael Mo

By:	/s/ Shawn Canter	Chief Financial Officer	March 31, 2025
Shawn Canter

By:	/s/ William Walker	Chief Technology Officer	March 31, 2025
William Walker

By:	/s/ Joanna Massey	Lead Director	March 31, 2025
Joanna Massey

By:	/s/ Donna Grier	Director	March 31, 2025
Donna Grier

KULR TECHNOLOGY GROUP INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

KULR Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, CA

March 31, 2025

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current Assets:
Cash	$29,831,858	$1,194,764
Accounts receivable billed, current portion	1,984,518	901,672
Accounts receivable unbilled, current portion	660,672	—
Inventory	545,467	1,149,047
Inventory deposits	—	27,500
Prepaid expenses and other current assets	1,141,540	631,361
Total Current Assets	34,164,055	3,904,344
Digital assets	20,281,184	—
Accounts receivable, non-current portion	1,446,489	—
Property and equipment, net	3,676,544	4,698,144
Equipment deposits	1,355,174	1,332,436
Security deposits	48,158	10,228
Intangible assets, net	577,099	719,395
Operating lease right-of-use assets	1,216,772	129,202
Finance lease right-of-use asset, net	6,215	—
Deferred financing costs	155,497	70,607
Total Assets	$62,927,187	$10,864,356

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,061,266	$2,769,544
Accrued expenses and other current liabilities	1,138,695	3,463,344
Accrued issuable equity	420,427	13,002
Operating lease liabilities, current portion	493,468	102,186
Finance lease liability, current portion	2,463	—
Notes payable, net of discount, current portion	516,547	—
Deferred revenue	32,768	551,021
Total Current Liabilities	4,665,634	6,899,097
Operating lease liabilities, non-current portion	818,750	—
Finance lease liability, non-current portion	3,852	—
Notes payable, non-current portion	10,966	250,000
Prepaid advance liability, net of discount	—	5,892,056
Accrued interest	—	5,899
Total Liabilities	5,499,202	13,047,052
Commitments and contingencies (Note 19)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 730,000 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	73	—
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at December 31, 2024 and 2023	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at December 31, 2024 and 2023	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 264,801,650 and 264,670,488 shares issued and outstanding at December 31, 2024, respectively; 134,031,669 and 133,900,507 shares issued and outstanding at December 31, 2023, respectively	26,480	13,403
Additional paid-in capital	141,508,877	64,387,717
Treasury stock, at cost; 131,162 shares held at December 31, 2024 and 2023	(296,222)	(296,222)
Accumulated deficit	(83,811,223)	(66,287,594)
Total Stockholders’ Equity (Deficit)	57,427,985	(2,182,696)
Total Liabilities and Stockholders’ Equity (Deficit)	$62,927,187	$10,864,356

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Revenue	$10,737,481	$9,830,166
Cost of revenue	5,254,283	6,164,310
Gross Profit	5,483,198	3,665,856

Operating Expenses
Research and development	4,738,305	7,135,452
Selling, general, and administrative	15,979,852	18,942,350
Total Operating Expenses	20,718,157	26,077,802
Loss From Operations	(15,234,959)	(22,411,946)

Other (Expense) Income
Interest expense	(209,817)	(718,420)
Interest income	10,575	—
Amortization of debt discount	(1,151,659)	(730,230)
Gain on debt extinguishment, net	9,834	—
Change in fair value of accrued issuable equity	(228,777)	167,040
Change in fair value of digital assets	(718,826)	—
Total Other Expense, net	(2,288,670)	(1,281,610)
Net Loss	$(17,523,629)	$(23,693,556)

Net Loss Per Share
- Basic and Diluted	$(0.09)	$(0.20)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	186,597,133	117,820,740

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	134,031,669	$13,403	$64,387,717	131,162	$(296,222)	$(66,287,594)	$(2,182,696)
Preferred stock issued for no consideration	730,000	73	—	—	(73)	—	—	—	—
Common stock issued upon the exercise of options	—	—	25,841	3	23,452	—	—	—	23,455
Common stock issued upon the exercise of warrants	—	—	1,472,460	147	(147)	—	—	—	—
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices(1)	—	—	21,798,830	2,180	6,052,650	—	—	—	6,054,830
Common stock issued for cash pursuant to Advance Notices(2)	—	—	33,860,646	3,386	9,044,533	—	—	—	9,047,919
Common stock issued for at the market offering(3)	—	—	74,781,217	7,478	59,873,726	—	—	—	59,881,204
Shares repurchased and canceled			(878,005)	(88)	(499,912)	—	—	—	(500,000)
Warrants issued in connection with notes payable	—	—	—	—	112,863	—	—	—	112,863
Stock-based compensation:
Restricted stock awards granted converted to restricted stock units	—	—	(2,168,508)	(217)	217	—	—	—	—
Restricted stock awards forfeited and returned to the Company	—	—	(50,000)	(5)	5	—	—	—	—
Restricted stock units vested	—	—	1,102,127	110	(110)	—	—	—	—
Common stock issued for services	—	—	825,373	83	464,995	—	—	—	465,078
Amortization of restricted common stock	—	—	—	—	1,960,083	—	—	—	1,960,083
Amortization of stock options	—	—	—	—	88,878	—	—	—	88,878
Net loss	—	—	—	—	—	—	—	(17,523,629)	(17,523,629)
Balance - December 31, 2024	730,000	$73	264,801,650	$26,480	$141,508,877	131,162	$(296,222)	$(83,811,223)	$57,427,985
(1)	Represents gross proceeds of $6,068,407 less issuance costs of $13,577.
(2)	Represents gross proceeds of $9,104,950 less issuance costs of $57,031.
(3)	Represents gross proceeds of $61,912,798 less issuance costs of $2,031,594.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2023

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2023	113,202,749	$11,320	$53,372,673	131,162	(296,222)	$(42,594,038)	$10,493,733
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Investor Notices	4,078,971	408	4,466,219	—	—	—	4,466,627
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	905,833	90	165,036	—	—	—	165,126
Shares repurchased for payroll taxes and canceled	(175,000)	(17)	(229,232)	—	—	—	(229,249)
Common stock issued pursuant to the equity financing for cash, net of issuance costs (2)	13,389,285	1,339	3,062,631	—	—	—	3,063,970
Stock-based compensation:
Restricted stock awards granted	2,218,508	222	(222)	—	—	—	—
Unvested restricted stock awards canceled	(140,000)	(14)	14	—	—	—	—
Common stock issued for services	551,323	55	268,765	—	—	—	268,820
Amortization of restricted common stock	—	—	3,124,174	—	—	—	3,124,174
Amortization of stock options	—	—	157,659	—	—	—	157,659
Net loss	—	—	—	—	—	(23,693,556)	(23,693,556)
Balance - December 31, 2023	134,031,669	$13,403	$64,387,717	131,162	(296,222.00)	$(66,287,594)	$(2,182,696)
(1)	Represents gross proceeds of $166,337 less $1,211 amortization of deferred financing costs.
(2)	Represents gross proceeds of $3,910,000 less issuance costs of $846,030.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(17,523,629)	$(23,693,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,151,659	730,230
Non-cash operating lease expense	447,332	250,893
Gain on debt extinguishment	(9,834)	—
Depreciation and amortization expense	1,800,838	2,214,095
Change in fair value of accrued issuable equity	228,777	(167,040)
Change in fair value of digital assets	718,826	—
Stock-based compensation	2,692,687	3,502,736
Provision for credit losses	—	16,978
Write down inventory to net realizable value	—	293,941
Loss on disposal of property and equipment	26,490	—
Changes in operating assets and liabilities:
Accounts receivable billed	(2,529,335)	623,473
Accounts receivable unbilled	(660,672)	—
Inventory	603,580	519,047
Inventory deposits	27,500	257,760
Prepaid expenses and other current assets	(510,179)	981,647
Security deposits	(37,930)	50,213
Accounts payable	(708,275)	754,056
Accrued expenses and other current liabilities	(2,216,387)	1,442,690
Operating lease liabilities	(324,870)	(270,571)
Deferred revenue	(518,253)	528,021
Total Adjustments	181,954	11,728,169
Net Cash Used In Operating Activities	(17,341,675)	(11,965,387)

Cash Flows From Investing Activities:
Equipment deposits	(22,738)	(644,963)
Purchases of property and equipment	(573,444)	(266,150)
Acquisition of intangible assets	—	(135,000)
Purchases of digital assets	(21,000,010)	—
Net Cash Used In Investing Activities	(21,596,192)	(1,046,113)

Cash Flows from Financing Activities:
Proceeds from equity financing	—	3,910,000
Issuance costs on equity financing	—	(453,050)
Proceeds from ATM equity financing	61,912,798	—
Issuance costs on ATM equity financing	(1,780,982)	—
Proceeds from the SEPA	9,104,949	—
Proceeds from prepaid advance liability	—	2,000,000
Issuance costs on prepaid advance liability	—	(30,000)
Repayments of prepaid advance liability	—	(1,575,000)
Proceeds from exercise of stock options	23,455	—
Proceeds from notes payable (1)	2,730,000	250,000
Issuance costs on notes payable	(166,100)	—
Repayments of notes payable	(3,341,597)	—
Repurchase and cancellation of common stock	(500,000)	(229,249)
Payments for deferred financing costs	(406,109)	—
Repayment of finance lease liability	(1,453)	—
Net Cash Provided By Financing Activities	67,574,961	3,872,701

Net Increase (Decrease) In Cash	28,637,094	(9,138,799)
Cash - Beginning of Year	1,194,764	10,333,563
Cash - End of Year	$29,831,858	$1,194,764
(1)	Face value of $3,659,200, less $929,200 original issue discount for 2024.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years Ended
	December 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$62,380	$314,731
Taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in satisfaction of prepaid advance liability and interest pursuant to Investor Notices	$6,054,830	$4,466,627
Right-of-use asset for operating lease liability	$1,534,902	$51,154
Original issue discount on indebtedness	$929,200	$—
Common stock issued in satisfaction of accrued issuable equity	$386,516	$206,047
Warrants issued in connection with notes payable	$112,863	$—
Deferred financing costs charged to additional paid-in capital	$307,642	$1,211
Accounts payable and accrued expenses for property and equipment	$45,646	$489,211
Notes payable for property and equipment	$42,788	$—
Right-of-use asset for finance lease liability	$7,768	$—
Restricted stock awards converted to restricted stock units	$217	$—
Common shares issued for restricted stock units vested	$110	$—
Preferred shares issued for no consideration	$73	$—
Common stock issued pursuant to cashless warrant exercises	$(147)	$—
Common stock issued in satisfaction of prepaid advance liability and interest pursuant to Advance Notices	$—	$165,126
Original issue discount on prepaid advance liability	$—	$105,263
Deposits applied to purchases of property and equipment	$—	$2,827,464
Accrual of equity financing issuance costs	$—	$392,980

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

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both high performance aerospace and Department of Defense applications, such as space exploration, satellite communications, and underwater vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, fifth generation (“5G”) communication, cloud computer infrastructure, consumer and industrial devices.

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

The “Tariff War”, especially with China, Canada and Mexico, could have an adverse effect on the Company’s supply chain potentially causing financial difficulty for the Company’s direct or indirect customers and reduced demand of the Company’s products. A continuation of these conflicts could have adverse changes in international trade policies and relations. Tariffs could increase the cost of the Company’s products and the components that go into making them. These increased costs could adversely impact the gross margin that the Company earns on its products. Tariffs could also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Changing the Company’s operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to the Company’s operations.

In addition, the Company has invested in Bitcoin, which is a digital asset. Digital assets are loosely regulated and there is no central marketplace for asset exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Certain digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Company’s digital assets that reside on an exchange that shuts down may be lost. Several factors may affect the price of digital assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of digital assets, and the use of digital assets as a form of payment. There is no assurance that digital assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow.

As digital assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the digital asset industry. To the extent future regulatory actions or policies limit the ability to exchange digital assets or utilize them for payments, the demand for digital assets could be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert digital assets into fiat currency (e.g., U.S. dollars) or use digital assets to pay for goods and services. Such regulatory actions or policies could result in a reduction of demand, and in turn, a decline in the underlying digital asset unit prices.

The effect of any future regulatory change on digital assets in general is impossible to predict, but such change could be substantial and adverse to the Company and the value of the Company’s investments in digital assets.

Digital assets are not insured or protected under the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Company (“SIPC”). Accordingly, with respect to its Bitcoin investment, the Company does not enjoy the same protection as other assets covered by the FDIC or SIPC.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

Financial assets that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable and Bitcoin held at Coinbase. The Company’s concentrations of credit risk also include concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the FDIC up to $250,000 at each institution. There were uninsured balances of $29,331,858 and $694,763 as of December 31, 2024 and 2023, respectively.

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue		Accounts Receivable
	For the Year Ended		As of	As of
	December 31,		December 31,	December 31,
	2024	2023	2024	2023
Customer A	15%	*	41%	*
Customer B	*	51%	*	*
Customer C	10%	*	25%	*
Customer D	*	*	16%	*
Customer E	*	*	*	52%
Customer F	*	*	*	20%
Customer G	*	*	*	14%
Total	25%	51%	82%	86%

*   Less than 10%

There is no assurance the Company will continue to receive significant revenue from any of these customers. Any reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer, or termination of agreements with significant customers, could materially harm the Company’s business and prospects. During the year ended December 31, 2024, the Company had two customers that made up 100% of its license revenue. As a result of the Company’s significant customer concentrations, its gross profit and results from operations could fluctuate significantly due to changes in political,

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

environmental, or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company’s significant customers.

Custody of Bitcoin

The Company currently holds and intends to continue to hold all of its bitcoin in a custodial account at a U.S. based, institutional-grade custodian (who may hold the Company’s bitcoin in the United States or other territories) that has demonstrated records of regulatory compliance and information security. The custodian may also serve as a liquidity provider.

If the Company’s custodially-held bitcoin were considered to be the property of the custodian’s estates in the event that the custodian were to enter bankruptcy, receivership or similar insolvency proceedings, the Company could be treated as a general unsecured creditor of the custodian, inhibiting the Company’s ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin.

Additionally, the bitcoin the Company holds with our custodian and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Vendor Concentrations

During the year ended December 31, 2023, the Company had vendors whose purchases individually represented 23% and 15% of the Company’s total purchases of inventory. There were no vendors whose purchases represented more than 10% of the Company’s total purchases of inventory during the year ended December 31, 2024.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of December 31, 2024 and 2023, no allowances for credit losses were determined to be necessary. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which provides an update to existing digital asset guidance and requires an entity to measure certain digital assets at fair value. In addition, this guidance requires disclosures related to digital assets once it is adopted. As of January 1, 2024, the Company has adopted ASU 2023-08.

The Company reflects digital assets held at fair value on the consolidated balance sheets and consolidated statements of cash flows, the activity from the remeasurement of digital assets at fair value on the consolidated statements of operations, and the required expanded disclosures in Note 3, Digital Assets. There was no cumulative effect adjustment to the Company’s retained earnings balance as a result of the adoption of ASU 2023-08.

Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve using an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination. Since the digital assets are traded on a 24-hour period, the Company uses the price at 4:00pm Eastern Standard Time (“EST”) to value its digital assets.

Inventory

The Company capitalizes inventory costs associated with products when future commercialization is considered probable, and a future economic benefit is expected to be realized. These costs consist of finished goods, raw materials, manufacturing – related costs, transportation and freight, and other indirect overhead costs.

Inventory is comprised of carbon fiber velvet (“CFV”) thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of revenue and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the consolidated balance sheets. As of December 31, 2024 and 2023, inventory deposits were $0 and $27,500, respectively.

Inventory at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$363,224	$322,111
Finished goods	182,243	826,936
Total inventory	$545,467	$1,149,047

Finished goods inventory is held on-site at the San Diego, California and Webster, Texas locations. Certain raw materials are held off-site with certain contract manufacturers.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 3 to 7 years (see Note 7 – Property and Equipment for additional details). Leasehold improvements are amortized over the shorter of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. Vendor deposits toward the purchase of property and equipment are reflected as equipment deposits on the accompanying balance sheets (See Note 9 - Equipment Deposits).

The Company reviews long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. There was no impairment charge during the years December 31, 2024 and 2023, respectively.

Intangibles

Intangible assets are stated at fair value as of the date acquired, less accumulated amortization for finite-lived intangible assets. Amortization is calculated based on the estimated useful lives of the assets, using the straight-line method or another method that more fairly represents the utilization of the assets, as follows:

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

The Company’s finite-lived intangible assets are tested for impairment based on undiscounted cash flows when triggering events occur. Indefinite-lived intangible assets are subject to impairment testing annually or whenever events or circumstances indicate that its carrying value may not, based on future undiscounted cash flows or market factors, be recoverable. An impairment loss, the recorded amount of which would be based on the fair value of the intangible asset at the measurement date, is recorded in the period in which an impairment determination is made. There was no impairment charge during the years ended December 31, 2024 and 2023, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets, such as cash, accounts receivable, accrued expenses and other current liabilities, notes payable and Prepaid Advance Liability approximate fair values due to the short-term nature of these instruments.

The carrying amount of the Company’s digital assets are recorded at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that the Company has determined is the principal market for such assets (Level I inputs). The cost basis of digital assets is determined using the specific identification of each unit received. Realized and unrealized gains and losses are now recorded to other (expense) income, net in our consolidated statement of operations.

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

For sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the consolidated statements of operations and included in other income.

The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.
●	IP license – Revenue is recognized pursuant to the type of intellectual property (“IP”) being licensed for each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. IP license revenue for the right to access IP is recognized over time and the right to use IP is recognized at a point in time.
a)	License fees – revenue from the right to use IP is recognized immediately at the point in time that the control of the license is transferred to the customer
b)	Minimum royalty fees – revenue is recognized at the point in time that control of the license is transferred to the customer.
c)	Sales based royalty fees above the minimum – are recognized when the sale occurs.

IP license agreements (“License Agreements”) have payment terms of 3-5 years. As a result, the License Agreements contain a significant financing component. Accordingly, a portion of the consideration in connection with the License Agreements is recognized as interest income.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Years Ended
	December 31,
	2024	2023
Revenue Recognized at a Point in Time:
Product sales	$3,644,240	$6,903,988
Contract services	3,412,030	1,166,168
IP license	2,687,218	—
Total	9,743,488	8,070,156
Revenue Recognized Over Time:
Contract services	993,993	1,760,010
Total Revenue	$10,737,481	$9,830,166

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities) on the Consolidated Balance Sheet. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers resulting in contract liabilities (See Deferred Revenue, below). As of December 31, 2024, the Company had billed accounts receivable of $1,984,518 and unbilled accounts receivables of $660,672. As of December 31, 2023, the Company had billed accounts receivable of $901,672 and no unbilled accounts receivable. Deferred revenues were $32,768 and $551,021 as of December 31, 2024 and 2023, respectively.

IP License Agreements

On September 29, 2024, the Company entered into a three-year licensing agreement (the “KULR VIBE Agreement”) with a customer located in Japan to use its KULR VIBE software to measure and reduce fan vibration levels. The Agreement gives the customer the exclusive license to use the software in Japan (for Japanese customers) for the sole purpose of operating the Balancer. The Balancer is a hardware device used to measure vibration levels. Pursuant to this Agreement, the Company received a one-time, non-refundable license fee for the right to use the IP of $500,000 for which revenue was recognized immediately. The customer will pay royalty fees to the Company of $0.20 per unit of any rotational system balanced by a Balancer, and 3% of gross sales of all Balancers the customer manufactures and sells to a third party. The customer will make quarterly royalty payments to the company which may vary from period to period, but the minimum payment of $50,000 per quarter ($600,000 over the three-year life of the Agreement) is guaranteed. Since the payment of the minimum royalty occurs significantly after performance, this indicates a significant financing component. Therefore, the Company immediately recognized revenue in an amount equal to the present value ($528,767) of the $600,000 minimum royalty to be received, using the prevailing interest rate in the relevant market (prime rate) of 8.0%. Royalty fees above the minimum amount will be recognized when and if amounts become probable and estimable.

While the Agreement contains a software maintenance provision, the Company expects the resources that will be dedicated to the software maintenance services to be negligible and determined an amount to be allocated to this software maintenance performance obligation to be de minimis.

On December 29, 2024, the Company entered into a ten-year licensing agreement (the “CF Cathode Agreement”) with a different customer located in Japan, for the use of intellectual property in connection with its CF Cathode Design technology (including the specifications, diagrams, schematics and instructions (together the “KULR CF Intellectual Property”) for the production of the CF Cathode. The Agreement provides an exclusive license to use the KULR CF Intellectual Property to manufacture and sell CF Cathodes in Japan, and a non-exclusive license to manufacture and sell CF Cathodes in several other countries, including Taiwan, China, India and Korea. The license fee is $1.8 million to be paid over 5 years as follows:

●	2/15/25 $300,000
●	6/15/25 $150,000
●	12/15/25 $150,000

Then $150,000 on each of 6/15 and 12/15 in 2026 through 2029 (the last $150,000 payment is due 12/15/2029). The CF Cathode Agreement contains a significant financing component. Therefore, the Company immediately recognized revenue in an amount equal to the present value ($1,658,451) of the $1,800,000 license fee, using the prevailing interest rate in the relevant market (prime rate) of 7.5%.

Deferred Revenue

As of December 31, 2024 and 2023, the Company had $32,768 and $551,021 of deferred revenue, respectively, from contracts with customers. The contract liabilities included in deferred revenue represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. During the year ended December 31, 2024 and 2023, the Company recognized $529,880 and $3,000 of revenue that was deferred at the previous year end. The Company did not recognize revenue from performance obligations satisfied in prior periods during the years ended December 31, 2024 or 2023.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Labor Costs

As of December 31, 2024 and 2023, the Company had $356,030 and $41,625, respectively, of deferred labor costs, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. Deferred labor costs represent costs incurred to fulfill the Company’s deferred contract service revenue. The Company will recognize the deferred labor costs as cost of revenue at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Shipping and Handling Costs

The Company has elected to treat shipping and handling activities as fulfillment costs. Accordingly, amounts billed to a customer in a sales transaction related to shipping and handling are recorded as revenue. Costs incurred for shipping and handling are included as cost of revenue on the accompanying consolidated statements of operations.

Research and Development

Research and development include expenses incurred in connection with the research and development of our CFV thermal management solution, high-areal-capacity battery electrodes and 3D engineering for a rechargeable battery. Research and development expenses are recognized as incurred.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2024 and 2023 were $2,825,351 and $1,801,144, respectively, and are included in selling, general and administrative expense in the consolidated statements of operations.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2024	2023
Numerator:
Net loss	$(17,523,629)	$(23,693,556)

Denominator (weighted average quantities):
Common shares issued	186,408,097	120,756,776
Less: Treasury shares purchased	(131,162)	(131,162)
Less: Unvested restricted shares	(563,575)	(3,079,374)
Add: Accrued issuable equity	107,134	274,500
Add: Vested unissued restricted stock units	776,639	—
Denominator for basic and diluted net loss per share	186,597,133	117,820,740

Basic and diluted net loss per common share	$(0.09)	$(0.20)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2024	2023
Prepaid advance liability(1)	—	28,015,465
Unvested restricted stock awards	75,000	3,381,008
Unvested restricted stock units	5,742,611	2,250,000
Options	327,500	722,716
Warrants	711,219	2,524,410
Total	6,856,330	36,893,599
(1)	Shares issuable estimated using the floor price of $0.75 per share pursuant to the supplemental agreement to the SEPA (see Note 12 – Prepaid Advance Liability).

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed. See Note 20 – Subsequent Events.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the consolidated Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for the Company in financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted this ASU on January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of December 31, 2024. Since this new ASU addresses only disclosures, the adoption of this ASU did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which provides an update to existing crypto asset guidance and requires (1) crypto assets measured at fair value separately from other intangible assets in the balance sheet and (2) changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement and (3) specific presentation of cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). The Company adopted ASU 2023-08 as of January 1, 2024.

NOTE 3 – DIGITAL ASSETS

The Company’s digital assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted price at 4:00pm EST on the measurement date for a single Bitcoin on an active trading platform, Coinbase. Management has determined that Coinbase, an active exchange market, represents a principal market for Bitcoin and at 4:00pm EST, the price is both readily available and representative of fair value (Level 1 inputs). The following table sets forth the units held, cost basis, and fair value of Bitcoin held, as shown on the consolidated balance sheet as of December 31, 2024. There was no Bitcoin held as of December 31, 2023.

	Units	Cost Basis	Fair Value
Crypto assets held:
Bitcoin	217.18	$21,000,010	$20,281,184
Total	217.18	$21,000,010	$20,281,184

The following table presents a reconciliation of the fair values of the Company’s Bitcoin as of December 31, 2024:

Beginning balance at January 1, 2024	$—
Additions	21,000,010
Dispositions	—
Unrealized loss, net	(718,826)
Balance, December 31, 2024	$20,281,184

Additions are the result of the Company acquiring Bitcoin with cash, while dispositions are the result of sales of Bitcoin. During the year ended December 31, 2024, the Company had no Bitcoin dispositions. Bitcoin is included in non-current assets in the consolidated balance sheet due to the Company’s intent to not liquidate its Bitcoin to support operations in the next twelve to fifteen months. The Company has ownership and control over its Bitcoin and uses third-party custodial services at Coinbase.

NOTE 4 – ASSET ACQUISITION

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

NOTE 5 – INVENTORY DEPOSITS

Inventory deposits consist of amounts paid in advance to vendors to secure future deliveries of specific finished goods and raw materials, which will be received and sold in future periods.

As of December 31, 2024 and December 31,2023, the Company had outstanding inventory deposits of $0 and $27,500, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2024 and 2023, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2024	2023
Deferred expenses	$405,463	$59,089
Marketing and advertising	285,000	—
Compensation costs	275,000	375,000
Other receivables	52,981	871
Security deposits	50,213	55,308
Professional fees	40,142	24,125
Dues and subscriptions	25,355	50,689
Vendor receivables	7,386	1,995
Insurance	—	32,606
Conferences and seminars	—	19,338
Investor relations	—	1,512
Other	—	10,828
Total prepaid expenses and other current assets	$1,141,540	$631,361

NOTE 7 – PROPERTY AND EQUIPMENT

As of December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31,
	2024	2023	Estimated Useful Life
Machinery & equipment	$4,012,527	$3,864,009	5 years
Leasehold improvement	2,144,565	2,043,672	Lesser of the useful life of the asset or remaining life of the lease
Construction in progress	750,236	408,076
Software	314,932	314,932	3 years
Research and development equipment	216,525	167,517	5 years
Computer equipment	212,616	212,616	3 years
Research and development laboratory	77,700	101,053	10 years
Furniture and fixtures	22,642	6,968	3 years
	7,751,743	7,118,843
Less: accumulated depreciation	(4,075,199)	(2,420,699)
Property and equipment, net	$3,676,544	$4,698,144

Depreciation expense amounted to $1,656,988 and $2,077,722, respectively, for the years ended December 31, 2024 and 2023, respectively, which is included in selling, general and administrative, cost of revenue, and research and development expenses in the consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the following:

	December 31,
	2024	2023
Patent	$218,000	$218,000
Intellectual property	618,572	618,572
Technology license	60,000	60,000
	896,572	896,572
Less: accumulated amortization	(319,473)	(177,177)
Intangible assets, net	$577,099	$719,395

In February 2023, the Company entered into an agreement and paid $60,000 for exclusive use of a technology license. The technology license asset is being amortized on a straight-line basis over its useful life of ten years.

On May 4, 2023, the Company acquired intellectual property with an aggregate cost of $75,000 (see Note 4 - Asset Acquisition). The intellectual property is being amortized on a straight-line basis over its useful life of five years.

During the years ended December 31, 2024 and 2023, the Company recognized amortization expense related to intangible assets of $142,296 and $136,373, respectively. During the years ended December 31, 2024 and 2023, the Company had no impairments of its intangible assets.

The weighted average remaining amortization period of the Company’s intangible assets is 6.83 years. Future amortization of intangible assets is as follows:

For the Years Ended December 31,
2025	$142,293
2026	142,293
2027	115,112
2028	23,579
2029	18,579
Thereafter	135,243
$577,099

NOTE 9 – EQUIPMENT DEPOSITS

The Company entered into an agreement with a third party contractor for the design and construction of an automated manufacturing system. To date, this equipment has not been delivered. The Company is involved in continuing discussions with the vendor regarding delivery of this equipment. As of December 31, 2024 and 2023, the Company had outstanding deposits of $1,355,174 and $1,332,436, respectively, in connection with these agreements. See Note 19 – Commitment and Contingencies – Contingent Loss.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2024 and 2023, accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2024	2023
Payroll and vacation	$369,847	$504,748
Inventory purchases	332,094	145,949
Professional fees	176,875	1,875,000
Sales tax payable	111,732	46,901
Royalties	48,402	17,505
Research and development	50,000	441,192
Interest payable	24,102	—
Refund due to customer	—	171,960
Legal fees	—	117,640
Cost of sales	—	28,663
Board compensation	—	23,750
Other	25,643	90,036
Total accrued expenses and other current liabilities	1,138,695	3,463,344
Add: Accrued interest, non-current	—	5,899
Total accrued expenses and other liabilities	$1,138,695	$3,469,243

On December 16, 2024, the Company settled $241,192 of outstanding liabilities in connection with a research agreement for $200,000 and recorded a gain on extinguishment of debt in the amount of $41,192.

NOTE 11 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the years ended December 31, 2024 and 2023 is presented below:

	For the Year Ended December 31,
	2024	2023
Beginning balance at January 1, 2024	$13,002	$227,956
Additions	565,164	158,133
Mark-to-market	228,777	(167,040)
Shares issued in satisfaction of accrued issuable equity	(386,516)	(206,047)
Fair value at December 31, 2024	$420,427	$13,002

During the years ended December 31, 2024 and 2023, the Company entered into certain contractual arrangements for consulting services in exchange for a fixed number of shares of common stock of the Company. On the respective dates the contracts were entered into, the estimated fair value of the shares to be issued was an aggregate of $565,164 and $158,133, respectively, based on the quoted market prices of the shares.

During the year ended December 31, 2024, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 553,723 of its shares with an aggregate fair value of $386,516, remeasured as of the date of settlement based on the quoted market prices of the shares.

During the years ended December 31, 2024 and 2023, the Company recorded gains (losses) in the aggregate amount of $(228,777) and $167,040, respectively, related to the changes in fair value of accrued issuable equity (see Note 17 – Stockholders’ (Deficit) Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of December 31, 2024 was $420,427, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PREPAID ADVANCE LIABILITY, NET OF DISCOUNT

The Company’s prepaid advance liability consists of the following:

	Gross Amount of	Less:	Prepaid Advance
	Prepaid Advance	Debt	Liability,
	Liability	Discount	net of discount
Balance, December 31, 2022	$9,473,631	$(621,341)	$8,852,290
Proceeds from prepaid advance	2,000,000	—	2,000,000
Original issue discount on prepaid advance	105,263	(105,263)	—
Legal fees	—	(30,000)	(30,000)
Repayments in cash	(1,575,000)	—	(1,575,000)
Repayments pursuant to Advance Notices	(52,806)	—	(52,806)
Repayments pursuant to Investor Notices	(4,032,658)	—	(4,032,658)
Amortization of debt discount	—	730,230	730,230
Balance, December 31, 2023	5,918,430	(26,374)	5,892,056
Repayments pursuant to Advance Notices	(5,918,430)	—	(5,918,430)
Amortization of debt discount	—	26,374	26,374
Balance, December 31, 2024	$—	$—	$—

On September 23, 2022, the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to its Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Under the Supplemental Agreement, the Company may from time-to-time request advances of up to $15,000,000 (each, a “Prepaid Advance”) from Yorkville with a limitation on the aggregate amount of such advances of $50,000,000. At any time that there is a balance outstanding under a Prepaid Advance, the Company is not permitted to deliver Advance Notices (as defined in Note 17, Stockholders’ (Deficit) Equity) under the SEPA, without prior consent from Yorkville.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company recorded interest expense in the amount of $714,117 and recorded amortization of debt discount in the amount of $730,230 in connection with the Prepaid Advance liability.

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

During the year ended December 31, 2024, the Company issued 55,659,476 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate proceeds of $15,173,357 (see note 17 – Stockholders’ Equity (Deficit)). Of the shares issued pursuant to the SEPA Advance Notices, 21,798,830 shares valued at $6,068,407 were issued in satisfaction of $5,918,430 of principal and $118,619 of accrued interest owed in connection with the Company’s prepaid advance liability. The Company recorded $31,358 in extinguishment loss and charged $13,577 of deferred financing costs to additional paid-in capital in connection with the shares issued in satisfaction of the prepaid advance liability. As of December 31, 2024, the Prepaid Advance Liability and the related accrued interest has been repaid in full and the SEPA has been terminated. See Note 17 – Stockholders’ Equity (Deficit) - Standby Equity Purchase Agreement (“SEPA”) and Supplemental SEPA for additional information.

The remaining 33,860,646 shares issued pursuant to the SEPA Advance Notices were issued for cash proceeds of $9,104,950, which was used to fund the operations of the Company. Deferred financing costs in the amount of $57,030 were charged to additional paid-in capital in connection with the shares issued for cash.

NOTE 13 – LEASES

On January 18, 2023, the Company entered into a lease agreement for office space in Webster, Texas. The initial lease term is twelve months and thirteen days. Monthly rental payments under the lease are $5,047, which is comprised of $4,245 of base rent plus $802 of common area maintenance fees. The Company determined that the value of the lease liability and the related right-of-use asset at inception was $51,154, using an estimated incremental borrowing rate of 5%.

On January 31, 2024, the initial lease for Webster, Texas dated January 18, 2023, expired. On January 27, 2024, the Company entered into a new lease agreement for new office space in Webster, Texas. The initial lease term is 63 months. The lease contains an option to renew for an additional 36 months, which is not reasonably certain to be exercised and therefore is not included in the measurement of the operating lease ROU asset and related lease liability. Monthly rental payments under the new lease are $33,086, which is comprised of $21,950 of base rent and $11,136 of common area maintenance fees. No cash payments are due for the first three months of the lease. The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $1,085,498, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster lease agreement which is recorded within the security deposits section of the balance sheet as of December 31, 2024.

The Company also leases office space at 4863 Shawline Street, San Diego, CA 92111, pursuant to an operating lease which originally expired May 31, 2024 (the “San Diego Lease”). On January 25, 2024, the Company entered into an amendment to the lease dated April 5, 2021, for the facility located at 4863 Shawline Street, San Diego, CA 92111 (the “First Renewal”). Pursuant to the amendment, the lease was extended for a period of eighteen months commencing June 1, 2024, and terminating November 30, 2025. Monthly rental payments under the amendment are $29,337. The Company determined that the value of the modified operating lease liability and related right-of-use asset to be $449,404, using an incremental borrowing rate of 10%. The Company paid a security deposit of $50,213 in connection with the San Diego lease agreement which is recorded within the prepaid expenses and other current assets section of the balance sheet as of December 31, 2024.

During the years ended December 31, 2024 and 2023, operating lease expense was $576,332 and $265,457, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During July 2024, the Company entered into a three - year lease agreement, (the “Equipment Lease”) for the lease of a copy machine (the “Equipment”). The lease term began on July 18, 2024. The monthly fixed lease payment is $220. The Equipment Lease includes a purchase option pursuant to which the Company can purchase the Equipment at the end of the lease term for $1.

The Company recorded a finance lease ROU asset and related lease liability in the amount of $7,768 upon the commencement of the Equipment Lease. The Company recorded depreciation expense in the amount of $1,554 in connection with ROU assets held under the finance lease during the year ended December 31, 2024. The Company recorded interest expense of $118 during the year ended December 31, 2024, in connection with its finance lease liability.

Lease liabilities mature during the year ended December 31, 2024, as follows:

For the years ended December 31,	Operating Lease	Financing Lease	Total
2025	$601,199	$2,636	$603,835
2026	280,228	2,636	282,864
2027	289,008	1,318	290,326
2028	297,788	—	297,788
2029	101,702	—	101,702
Thereafter	—	—	—
Total future minimum lease payments	1,569,925	6,590	1,576,515
Less: amount representing imputed interest	(257,707)	(275)	(257,982)
Present value of lease liabilities	1,312,218	6,315	1,318,533
Less: current portion	(493,468)	(2,463)	(495,931)
Lease liabilities, non-current portion	$818,750	$3,852	$822,602

Supplemental cash flow information related to the lease was as follows:

	For the Years Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$324,870	$270,570
Repayment of finance lease liability	$1,453	N/A

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,534,902	$51,154
Financing leases	$7,768	N/A

Weighted Average Remaining Lease Term (Years)
Operating leases	3.51 years	0.4 years
Financing leases	2.49 years	N/A

Weighted Average Discount Rate
Operating leases	10.0%	5.0%
Financing leases	10.0%	N/A

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS

Effective August 26, 2022, the Company entered into an eight-month consulting agreement with the father of the Company’s Chief Technology Officer (the “Related Consultant”), which shall automatically renew for an additional four months unless otherwise terminated. During the years ended December 31, 2024 and 2023, expense recognized for services provided by the Related Consultant were $0 and $32,055, respectively, and is included within selling, general and administrative expenses in the consolidated statements of operations. On July 24, 2023, the Related Consultant accepted an employment offer by the Company, which became effective on August 7, 2023.

As of December 31, 2024 and December 31, 2023, the Company did not have material accounts payable outstanding with related parties.

NOTE 15 – NOTES PAYABLE

A summary of the notes payable activity during the year ended December 31, 2024 is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2024	$250,000	$—	$250,000
Obligations in connection with merchant cash advances	2,959,200	(1,148,163)	1,811,037
Proceeds from promissory notes	742,788	(60,000)	682,788
Repayments in cash	(3,341,597)	—	(3,341,597)
Amortization of debt discount	—	1,125,285	1,125,285
Total notes payable as of December 31, 2024	610,391	(82,878)	527,513
Less: notes payable, current portion	(599,425)	82,878	(516,547)
Notes payable, noncurrent as of December 31, 2024	$10,966	$—	$10,966

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

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the same lender mentioned above whereby the Company received $502,200 of cash (net of underwriting fees of $37,800), and paid finder’s fees in cash of $21,600 and additional finder’s fees to be issued in equity, with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount, and along with the finder’s fees, is being amortized over thirty weeks using the effective interest rate method and an annualized effective interest rate ranging from 240% to 249%. The Second Cash Advance is secured by the Company’s accounts receivable and related cash receipts. On July 11, 2024, the terms of this agreement were revised whereby the weekly repayment amounts were reduced from $26,820 to $15,620 and the repayment period was extended from September 27, 2024, to November 15, 2024. On November 15, 2024, this merchant cash advance was repaid in full.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 4, 2024, the Company and the finder of the First and Second Cash Advance Agreements determined that the equity compensation would be by issuance of warrants to purchase up to 81,788 shares (the “First Warrant”) and up to 108,389 shares (the “Second Warrant”), respectively, of the Company’s common stock at an exercise price of $0.1852 per share and $0.139 per share, respectively. The First Warrant and the Second Warrant (collectively the “Warrants”) were exercisable immediately and expire on January 22, 2027 and February 26, 2027, respectively. The Warrants had a grant date fair value of $112,863. The value of the Warrants was recognized as additional debt discount, which was amortized over the repayment period.

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

The following assumptions were used in the Black-Scholes Model to measure the fair value of the warrants:

Market price at measurement date	$0.70
Exercise price	$0.14 -$0.19
Risk free interest rate	4.52%
Expected term (years)	2.8 - 2.9
Expected volatility	93%

On December 27, 2024, the holder elected the cashless exercise and exercised all the Warrants and received 183,882 shares of the Company’s common stock. Pursuant to the cashless exercise, 6,295 shares were withheld from the holder to cover taxes and fees.

On April 9, 2024, the Company entered into a note purchase agreement pursuant to which the Company issued an unsecured promissory note with an initial principal amount of $200,000 and which matures on the first anniversary of its issuance. The Company received cash proceeds of $200,000. The promissory note carries an annual interest rate of 16%. In the event the promissory note is prepaid within 9 months of its issuance, the holder is entitled to the repayment of principal and cash payment of interest equal to 12% of the prepayment amount instead of 16%. On October 31, 2024, this promissory note was repaid in full.

On April 9, 2024, the Company entered into a Conditional Sale Agreement (the “Agreement”) to purchase a Haas Vertical Machining Center (the “Equipment”), pursuant to which the Company issued a promissory note with an initial principal amount of $42,788. The promissory note carries an imputed interest rate of 10%. The Company will make twenty-four consecutive monthly installments of $2,003, beginning thirty days after the delivery of the Equipment. The Equipment was received on June 17, 2024.

On July 11, 2024, the Company entered into a merchant cash advance agreement (the “Third Cash Advance Agreement”) whereby the Company received $758,850 of cash (net of underwriting fees of $40,000 and $201,150 used to pay the remaining balance of the first merchant cash advance), with the obligation to repay a total of $1,350,000 over forty - three weekly payments of $31,395, beginning July 18, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount and is being amortized over forty - three weeks using the effective interest rate method and an annualized effective interest rate of 86%. The Third Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts. The agreement contains an early payoff discount whereby the Company will owe $1,230,000 if paid by August 11, 2024, or $1,310,000 if paid by September 11, 2024. The Company did not take advantage of the early payoff discount and continued making weekly payments over the original forty-three-week term. In addition, the Third Cash Advance Agreement amended the Second Cash Advance Agreement to revise the repayment terms, whereby the weekly repayment amounts were reduced from $26,820 to $15,620 and the repayment period was extended from September 27, 2024, to November 15, 2024. This Third Cash Advance was repaid in full on January 8, 2025. See Note 20 – Subsequent Event, for full repayment disclosure.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2024 and 2023 consists of the following:

	For The Years Ended
	December 31,
	2024	2023
Federal
Current	$—	$—
Deferred	(2,289,224)	(4,772,247)

State and Local
Current	—	—
Deferred	(454,177)	(405,473)
	(2,743,401)	(5,177,720)
Change in valuation allowance	2,743,401	5,177,720
Income tax provision	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2024	2023
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(2.6)%	(3.5)%
Permanent differences	0.0%	0.9%
Stock-based compensation	4.9%	0.1%
Other and prior year true-ups	3.0%	2.3%
Rate and apportionment changes	0.0%	(0.6)%
Change in valuation allowance	15.7%	21.9%
Effective income tax rate	0.0%	0.0%

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$15,514,550	$12,665,029
Research and development credit carryforwards	222,645	101,422
Capitalized research and development costs	2,587,355	1,949,748
Stock-based compensation	461,408	1,687,091
Property and equipment	268,474	87,018
Intangible assets	42,312	24,945
Lease liability	313,458	—
Accruals and other	187,823	50,149
Gross deferred tax assets	19,598,025	16,565,402
Valuation allowance	(19,307,367)	(16,563,966)
Deferred tax assets, net of allowance	290,658	1,436
Deferred Tax Liabilities:
Right of use asset	(290,658)	—
Debt discount	—	(1,436)
Net deferred tax liabilities	$—	$—
Changes in valuation allowance	$2,743,401	$5,177,720

At December 31, 2024 and 2023, the Company had federal net operating loss carry forwards of approximately $61.0 million and $49.0 million, respectively. At December 31, 2024, approximately $3.3 million of federal net operating losses will expire from 2033 to 2037, and approximately $57.7 million will have no expiration. At December 31, 2024 and 2023, the Company had state net operating loss carry forwards of approximately $34.9 million and $33.3 million, respectively, of which $33.5 million of which will expire between 2034 and 2044 and $1.3 million have no expiration.

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

No tax audits were commenced or were in process during the years ended December 31, 2024 and 2023. No tax related interest or penalties were incurred during the years ended December 31, 2024 and 2023. The Company’s federal and state income tax returns beginning with the year ended December 31, 2021 remain subject to examination.

NOTE 17 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2024, there were 5,095,017 shares available for issuance under the 2018 Plan.

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

Each sale (an “Advance”) that the Company requests under the SEPA (via an “Advance Notice”) may be for a number of shares of common stock with an aggregate value of up to $5,000,000. Shares are sold under the SEPA at 98.0% of the average of the VWAPs during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance Notice to Yorkville. Advances are subject to certain limitations, including that Yorkville will not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance, or more than the amount of shares registered under the registration statement in effect at the time of the Advance. Under the terms of the Supplemental Agreement, the aggregate number of shares purchased under the SEPA could not initially exceed 19.9% of the Company’s outstanding common stock as of the date of the SEPA (“Exchange Cap”). Pursuant to its obligations under the agreement, on February 9, 2024, the Company obtained stockholder approval for the issuance of shares of common stock to Yorkville beyond the Exchange Cap.

During the year ended December 31, 2024, the Company issued 55,659,476 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate gross proceeds of $15,173,357. Of the shares issued pursuant to the SEPA Advance Notices, 21,798,830 shares valued at $6,068,407 were issued in satisfaction of $5,918,430 of principal and $118,619 of accrued interest owed in connection with the Company’s prepaid advance liability. The Company recorded $31,358 in extinguishment loss and charged $13,577 of deferred financing costs to additional paid-in capital in connection with the shares issued in satisfaction of the prepaid advance liability. The remaining 33,860,646 shares were issued for cash proceeds of $9,104,950, which was retained by the Company to fund operations. Deferred financing costs in the amount of $57,030 were charged to additional paid-in capital in connection with the shares issued for cash. As of March 27, 2024, the Prepaid Advance Liability and the related accrued interest has been repaid in full and the SEPA terminated on June 1, 2024.

See Note 12 – Prepaid Advance Liability, for details related to a supplemental agreement to the SEPA.

At the Market Offering

On July 3, 2024, the Company entered into an At the Market Offering agreement (the “ATM Agreement”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $20,000,000 in “at the market” (“ATM”) offerings through or to the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3% of the gross proceeds of any shares of common stock sold pursuant to the ATM Agreement. On December 4, 2024, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM Agreement from approximately $20 million to $46 million. On December 26, 2024, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM Agreement by an additional $50 million and the Company entered into an amendment (the “Amendment”) to the ATM Agreement, to provide that the Agent’s compensation payable under the Sales Agreement shall be 2.5% of gross proceeds of any sales of shares of common stock sold under the ATM Agreement. During the year ended December 31, 2024, the Company issued a total of 74,781,217 shares of common stock pursuant to the ATM Agreement for aggregate gross proceeds of $61,912,798. (See Note 20, Subsequent Events)

Series A Preferred Stock

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There are no Series B Convertible shares outstanding or available to issue at December 31, 2024.

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

There are no Series C Convertible shares outstanding or available to issue at December 31, 2024.

Series D Convertible Preferred Stock

Holders of the Series D Preferred shall vote on an as-if-converted basis and are entitled to receive cumulative dividends annually at an annual rate equal to ten percent (10%).

There are no Series D Convertible shares outstanding or available at December 31, 2024.

Common Stock

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

During the year ended December 31, 2024, the Company issued an aggregate of 795,373 shares of common stock valued at $447,677 for legal and consulting services, of which 68,431 shares valued at issuance at $13,002 were accrued at January 1, 2024 for services rendered in prior years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company issued 30,000 shares of immediately vested common stock with a grant date value of $17,400 as equity compensation to its independent members of the Board of Directors.

During the year ended December 31, 2024, the Company issued 1,472,460 shares of common stock upon the cashless exercise of 2,003,368 warrants with a weighted average exercise price of $0.92.

During the year ended December 31, 2024, the Company issued 25,841 shares of common stock upon the exercise of stock options.

During the year ended December 31, 2024, the Company issued 1,102,127 shares of common stock upon the vesting of restricted stock units previously granted.

See At The Market Offering, above, and Note 12 - Prepaid Advance Liability for details related to additional share issuances.

During the year ended December 31, 2024, the Company repurchased and cancelled 875,000 shares issued in connection with vested equity awards held by the Company’s Former COO in exchange for a cash payment of $500,000. In addition, 3,005 shares withheld for payroll taxes were cancelled by the Company.

Treasury Stock

As of December 31, 2024 and 2023, the Company has 131,162 shares held in treasury recorded at their cost of $296,222.

Warrants

A summary of warrants activity during the year ended December 31, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	2,524,410	$1.02
Issued	190,177	0.16
Exercised	(2,003,368)	(0.92)
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2024	711,219	$1.06	1.0	$1,769,137
Exercisable, December 31, 2024	711,219	$1.06	1.0	$1,769,137

A summary of outstanding and exercisable warrants as of December 31, 2024 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	177,885	1.0	177,885
$1.00	533,334	1.0	533,334
	711,219	1.0	711,219

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The following table presents information related to stock-based compensation expense for the years ended December 31, 2024 and 2023:

	For The Year Ended
	December 31,
	2024	2023
Shares issued for legal services	$61,161	$62,770
Shares issued to Directors	17,400	—
Accrued issuable equity (common stock)	565,165	158,133
Amortization of stock options	88,878	157,659
Amortization of restricted stock awards and units	1,960,083	3,124,174
Total	$2,692,687	$3,502,736

During the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $2,692,687 and $3,502,736, respectively, of which $2,319,207 and $3,227,782, respectively, are included within selling, general and administrative expenses, and $373,480 and $274,954, respectively are included within research and development expenses in the consolidated statements of operations.

Stock Options

A summary of options activity during the year ended December 31, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	722,716	$1.26
Granted	55,000	0.27
Forfeited	(424,375)	0.97
Exercised	(25,841)	0.92
Outstanding, December 31, 2024	327,500	$1.49	2.8	$676,193

Exercisable, December 31, 2024	149,999	$1.69	2.3	$259,123

The following table presents information related to stock options as of December 31, 2024:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$0.28 - $0.99	112,500	3.3	22,499
$1.21 - $1.50	25,000	2.8	12,500
$1.55 - $1.99	70,000	2.3	40,000
$2.05 - $2.44	120,000	1.9	75,000
	327,500	2.3	149,999

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023, the weighted average grant date fair value per share of options was $0.20 and $0.52, respectively. The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Year Ended
	December 31,
	2024	2023
Risk free interest rate	4.27% - 4.81%	3.92% - 5.40%
Expected term (years)	3.8	0.5 - 3.5
Expected volatility	110% - 114%	105% - 109%
Expected dividends	0%	0%

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

As of December 31, 2024, there was $115,741 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 1.7 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards as of December 31, 2024:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2024	3,381,008	$1.53
RSAs exchanged for RSUs	(2,168,508)	0.94
Granted	200,000	0.10
Vested	(1,287,500)	2.23
Forfeited	(50,000)	2.62
Non-vested RSAs, December 31, 2024	75,000	$2.06

On March 31, 2023, the Company granted 1,500,000 restricted shares of common stock with a grant date value of $1,380,000 to the Company’s Chief Financial Officer. The restricted shares vest in five (5) equal annual installments.

During the year ended December 31, 2023, the Company granted RSAs of 668,508 restricted shares of common stock with an aggregate grant date value of $685,400 to employees which vest in four (4) equal annual installments.

As of August 20, 2024, the President and Chief Operating Officer (the “Former COO”) resigned from all positions held with the Company, and the Company agreed to provide the Former COO with certain separation benefits, which include accelerated vesting of the final tranche of his restricted stock award (“RSA”), consisting of 500,000 unvested shares, previously granted. The Company recorded a credit in the amount of $325,000 to stock-based compensation as a result of this modification, consisting of reversal of $435,000 of amortization related to the unvested award, net of $110,000 equal to the fair value of shares vested on an accelerated basis. See Note - 19 Commitment and Contingencies - Separation and General Release Agreement.

During the year ended December 31, 2024, the Company issued 2,168,508 restricted stock units (“RSUs”) in exchange for the same quantity of restricted stock awards. The exchange of RSAs for RSUs did not result in a modification of any other terms, such as the grant date fair value or vesting period.

As of December 31, 2024, there was $127,958 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 1.69 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table presents information related to RSUs as of December 31, 2024:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSUs, January 1, 2024	2,250,000	$2.05
RSAs exchanged for RSUs	2,168,508	0.94
Granted	3,541,230	1.27
Vested	(1,092,127)	1.24
Forfeited	(1,125,000)	2.05
Non-vested RSUs, December 31, 2024	5,742,611	$1.31

Vested RSUs undelivered December 31, 2024	750,000	$2.05

During the year ended December 31, 2024, the Company granted RSUs of 3,441,230 restricted shares of common stock with an aggregate grant date value of $4,382,643 to employees and consultants which vest in four (4) equal annual installments.

During the year ended December 31, 2024, the Company granted RSUs of 100,000 restricted shares of common stock with an aggregate grant date value of $118,000 to employees which vest in two (2) biannual installments.

During the year ended December 31, 2024, the Company cancelled 1,125,000 of unvested restricted stock units, upon the resignation of the Former COO. See Note 19 – Commitments and Contingencies – Separation and General Release Agreement.

To date, RSUs have only been granted to employees in accordance with the Company’s 2018 Equity Incentive Plan. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units are to be settled on January 1, 2026.

As of December 31, 2024, there was $6,543,446 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.35 years.

NOTE 18 – SEGMENT REPORTING

The Company has one operating and reporting segment (energy management platform), namely, the development and commercialization of energy management technologies, batteries and other components across a range of applications. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, reviews profit and loss information on a consolidated basis in order to assess performance, make decisions about the allocation of operating and capital resources, and evaluate pricing strategies. The CODM is not regularly provided disaggregated expense information, other than the expense information included in the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company does not have intra-entity sales or transfers.

Effective December 2024, digital assets became a primary asset of the Company’s treasury program. The CODM does not consider gains and losses associated with digital assets when reviewing the results of, or allocating resources to, the energy management platform segment. Gains and losses associated with the Company’s digital assets (which is not considered an operating segment) are presented separately from segment net income.

Geographic Information

As of December 31, 2024, all the Company’s license revenue is generated from Japan.

As of December 31, 2024, the Company’s long-lived assets are located in the U.S.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Patent License Agreement

During April 2023, the Company entered into a licensing agreement whereby the Company obtained an exclusive license to commercialize its patented Format Fractional Thermal Runaway Calorimeter. The agreement is effective as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay the following: (i) a cash payment of $60,000 payable upon the execution of the agreement (which was capitalized as an intangible asset and will be amortized over its useful life), and (ii) royalties of 5.5% on the net sales price of royalty-based products and services for each accounting period, as defined in the agreement, with minimum annual royalty payments of $20,000 beginning in the 2024 calendar year. As of December 31, 2024, the Company owed a total of $20,000 pursuant to this agreement.

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of December 31, 2024, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Separation and General Release Agreement

On August 20, 2024, the Company entered into a Separation and General Release Agreement (“Separation Agreement”) with the Former COO of the Company, and resignation from all other appointments and positions held with the Company and any of its affiliated entities. The Former COO released the Company from any and all claims he may have against the Company, and the Company agreed to provide certain separation benefits, including (i) a one-time payment of $99,551, subject to legally required payroll withholdings/deductions, (ii) early settlement of 375,000 of vested RSUs previously granted and (iii) accelerated vesting of the final tranche of a restricted stock award (“RSA”), consisting of 500,000 unvested shares, previously granted. On November 27, 2024, the Company and Former COO amended the Separation Agreement and agreed to settle the equity component with a cash payment of $500,000 in lieu of the 875,000 shares of common stock and these shares are deemed canceled.

Contingent Loss

Equipment deposits at December 31, 2024, represent amounts paid to a vendor as a downpayment for the manufacture of an automated manufacturing system (the “System”). To date, the System has not been delivered and the Company and the vendor are in continuing discussions. There can be no assurance that the Company will recover the full amount of the equipment deposit. At this time, a loss is not considered probable. Even if a loss were to occur, at this time the Company is not able to estimate the dollar amount of a potential loss.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SUBSEQUENT EVENTS

Repayment of Merchant Cash Advances

During January 2025, the remaining $577,675 balance on the third merchant cash advance was paid in full.

At the Market Offering

On January 24, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, issuable under the ATM by an additional $50 million. During the period from January 1, 2025 through March 27, 2025, the Company issued 19,387,610 shares of common stock for gross proceeds of $51,122,190 pursuant to the ATM.

Digital Assets

During the period from January 1, 2025 through March 27, 2025, the Company purchased 449.45 Bitcoin, at an average cost of $99,008 per Bitcoin. As of March 27, 2025, the Company owns 666.63 Bitcoin with a current market value of approximately $58.1 million.

Adjustments to Executive Cash Compensation and RSU Grants

On January 16, 2025, the Board of Directors approved certain adjustments to the cash compensation, and the grant of restricted stock units to the executive officers of the Company. The following Restricted Stock Units (“RSUs”) grants were approved; (i) the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer were granted an aggregate of 4,700,000 RSUs that vest over four years; and (ii) the VP of Engineering was granted 200,000 RSU’s that vest on June 30, 2025.

Issuance of Non-Convertible Series A Voting Preferred Stock

On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non-convertible Series A Voting Preferred Stock (“Series A Preferred”) to the Chief Executive Officer, bringing his total holdings up to 1,000,000 shares of Series A Preferred Stock.

Bitcoin Mining

On March 7, 2025, the Company entered into a sixty-day Machine Lease Agreement with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on KULR’s behalf, at a total lease cost of $850,000.

As of March 27, 2025, the Company has earned a total of 2.48 Bitcoin from mining services.

Treasury Stock

The Company’s equity-based compensation plan allows for the grant of non-vested stock options, RSUs and RSAs to its employees pursuant to the terms of its equity incentive plan. Under the provision of the plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld are then transferred to the Company’s treasury stock. On January 16, 2025, the Company withheld 27,536 shares in connection with the vesting of restricted common stock units. As of March 27, 2025, the Company holds 158,698 treasury shares.