Form 10-Q
period 2025-03-31
KULR Technology Group, Inc.
filed 2025-05-15
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 15, 2025, there were 298,466,335 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets:
Cash	$24,449,297	$29,831,858
Accounts receivable billed, current portion	2,943,151	1,984,518
Accounts receivable unbilled, current portion	196,695	660,672
Inventory	485,791	545,467
Inventory deposits	787,626	—
Prepaid expenses and other current assets	1,903,824	1,141,540
Total Current Assets	30,766,384	34,164,055
Digital assets	55,281,690	20,281,184
Accounts receivable, non-current portion	1,402,960	1,446,489
Property and equipment, net	3,654,320	3,676,544
Equipment deposits	883,335	1,355,174
Security deposits	48,158	48,158
Intangible assets, net	541,525	577,099
Operating lease right-of-use assets	1,097,295	1,216,772
Finance lease right-of-use asset, net	6,603	6,215
Deferred financing costs	121,800	155,497
Total Assets	$93,804,070	$62,927,187

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,212,108	$2,061,266
Accrued expenses and other current liabilities	1,511,775	1,160,446
Accrued issuable equity	180,658	420,427
Operating lease liabilities, current portion	419,227	493,468
Finance lease liability, current portion	2,484	2,463
Notes payable, net of discount, current portion	—	494,796
Deferred revenue	21,141	32,768
Total Current Liabilities	3,347,393	4,665,634
Operating lease liabilities, non-current portion	769,036	818,750
Finance lease liability, non-current portion	3,223	3,852
Other non-current liabilities	5,180	10,966
Total Liabilities	4,124,832	5,499,202

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 1,000,000 and 730,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively;	100	73
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 284,679,792 and 284,521,094 shares issued and outstanding at March 31, 2025, respectively; 264,801,650 and 264,670,488 shares issued and outstanding at December 31, 2024, respectively	28,468	26,480
Additional paid-in capital	192,628,105	141,508,877
Treasury stock, at cost; 158,698 and 131,162 shares held at March 31, 2025 and December 31, 2024, respectively.	(359,554)	(296,222)
Accumulated deficit	(102,617,881)	(83,811,223)
Total Stockholders’ Equity	89,679,238	57,427,985
Total Liabilities and Stockholders’ Equity	$93,804,070	$62,927,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue	$2,448,606	$1,749,104
Cost of revenue	2,242,261	1,238,315
Gross Profit	206,345	510,789

Operating Expenses
Research and development	2,449,900	954,625
Selling, general, and administrative	7,200,250	4,212,898
Total Operating Expenses	9,650,150	5,167,523
Loss From Operations	(9,443,805)	(4,656,734)

Other (Expense) Income
Interest expense	(10,397)	(132,702)
Interest income	168,424	—
Amortization of debt discount	(82,878)	(175,080)
Gain (loss) on debt extinguishment, net	50,000	(31,358)
Change in fair value of accrued issuable equity	260,598	(13,002)
Change in fair value of digital assets	(9,748,600)	—
Total Other Expense, net	(9,362,853)	(352,142)
Net Loss	$(18,806,658)	$(5,008,876)

Net Loss Per Share
- Basic and Diluted	$(0.07)	$(0.04)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	279,373,293	142,361,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2025	730,000	$73	264,801,650	$26,480	$141,508,877	131,162	$(296,222)	$(83,811,223)	$57,427,985
Preferred stock issued for no consideration	270,000	27	—	—	(27)	—	—	—	—
Shares returned to treasury for employee payroll tax obligations	—	—	—	—	—	27,536	(63,332)	—	(63,332)
Common stock issued upon the exercise of options	—	—	8,500	1	7,564	—	—	—	7,565
Common stock issued for at the market offering(1)	—	—	19,407,622	1,941	49,640,989	—	—	—	49,642,930
Common stock issued upon vesting of restricted stock units	—	—	500,877	50	(50)	—	—	—	—
Shares withheld for employee payroll tax obligations	—	—	(99,857)	(10)	(145,781)	—	—	—	(145,791)
Stock-based compensation:
Common stock issued for services	—	—	61,000	6	82,034	—	—	—	82,040
Amortization of restricted common stock	—	—	—	—	1,518,895	—	—	—	1,518,895
Amortization of stock options	—	—	—	—	15,604	—	—	—	15,604
Net loss	—	—	—	—	—	—	—	(18,806,658)	(18,806,658)
Balance - March 31, 2025	1,000,000	$100	284,679,792	$28,468	$192,628,105	158,698	$(359,554)	$(102,617,881)	$89,679,238

(1) Represents gross proceeds of $51,152,353, less issuance costs of $1,509,423.

The accompanying notes are an integral part of these condensed consolidated financial statement

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

			FOR THE THREE MONTHS ENDED MARCH 31, 2024
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	134,031,669	$13,403	$64,387,717	131,162	$(296,222)	$(66,287,594)	$(2,182,696)
Preferred stock issued for no consideration	730,000	73	—	—	(73)	—	—	—	—
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	—	—	21,798,830	2,180	6,052,650	—	—	—	6,054,830
Common stock issued for cash pursuant to Advance Notices (2)	—	—	19,228,351	1,923	2,904,490	—	—	—	2,906,413
Stock-based compensation:
Restricted stock awards exchanged for restricted stock units	—	—	(2,168,508)	(217)	217	—	—	—	—
Restricted stock units vested and issued	—	—	384,627	38	(38)	—	—	—	—
Common stock issued for services	—	—	35,500	4	6,386	—	—	—	6,390
Amortization of restricted common stock	—	—	—	—	781,496	—	—	—	781,496
Amortization of stock options	—	—	—	—	32,041	—	—	—	32,041
Net loss	—	—	—	—	—	—	—	(5,008,876)	(5,008,876)
Balance - March 31, 2024	730,000	$73	173,310,469	$17,331	$74,164,886	131,162	$(296,222)	$(71,296,470)	$2,589,598

(1) Represents gross proceeds of $6,068,407, less issuance costs of $13,577.

(2) Represents gross proceeds of $2,910,651, less issuance costs of $4,238.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(18,806,658)	$(5,008,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	82,878	175,080
Non-cash operating lease expense	119,477	115,117
Gain on debt extinguishment	(50,000)	31,358
Depreciation and amortization expense	294,365	672,867
Write down equipment deposits	568,777	—
Change in fair value of accrued issuable equity	(260,598)	13,002
Change in fair value of digital assets	9,748,600	—
Stock-based compensation	1,637,368	845,930
Mining of digital assets	(249,754)	—
Changes in operating assets and liabilities:
Accounts receivable billed	(254,432)	(81,638)
Accounts receivable unbilled	(196,695)	—
Inventory	59,676	96,623
Inventory deposits	(787,626)	—
Prepaid expenses and other current assets	(908,075)	124,829
Security deposits	—	(88,143)
Accounts payable	(849,157)	(425,563)
Accrued expenses and other current liabilities	215,485	(16,662)
Operating lease liabilities	(123,955)	(54,139)
Deferred revenue	(11,627)	(307,191)
Total Adjustments	9,034,707	1,101,470
Net Cash Used In Operating Activities	(9,771,951)	(3,907,406)

Cash Flows From Investing Activities:
Equipment deposits	(96,938)	—
Purchases of property and equipment	(120,229)	(13,400)
Purchases of digital assets	(44,499,352)	—
Net Cash Used In Investing Activities	(44,716,519)	(13,400)

Cash Flows from Financing Activities:
Proceeds from ATM equity financing	51,152,353	—
Issuance costs on ATM equity financing (1)	(1,280,726)	—
Proceeds from the SEPA	—	2,910,651
Proceeds from exercise of stock options	7,565	—
Proceeds from notes payable (2)	—	1,080,000
Issuance costs on notes payable	—	(116,100)
Repayments of notes payable	(577,675)	(349,666)
Payments for deferred financing costs	(195,000)	—
Repayment of finance lease liabilty	(608)	—
Net Cash Provided By Financing Activities	49,105,909	3,524,885
Net Decrease In Cash	(5,382,561)	(395,921)
Cash - Beginning of Period	29,831,858	1,194,764
Cash - End of Period	$24,449,297	$798,843
(1)	Excludes $228,697 amortization of deferred financing costs.
(2)	Face value of $1,609,200, less $529,200 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$30,221	$314,731
Taxes	$—	$—

Non-cash investing and financing activities:
Deferred financing costs charged to additional paid-in capital	$228,697	$17,815
Shares withheld for employee payroll tax obligations	$145,791	$—
Accounts payable and accrued expenses for property and equipment	$116,726	$32,765
Common stock issued in satisfaction of accrued issuable equity	$69,500	$—
Shares returned to treasury for employee payroll tax obligations	$63,332	$—
Common shares issued for restricted stock units vested	$50	$38
Preferred shares issued for no consideration	$27	$—
Right-of-use asset for lease liability	$—	$1,575,919
Restricted stock awards converted to restricted stock units	$—	$217
Original issue discount on indebtedness	$—	$529,200
Common stock issued pursuant to Advance Notices in satisfaction of prepaid advance liability and interest	$—	$6,054,830
Additions to property and equipment included in accrued purchases	$—	$71,043
Accrued underwriting fees for notes payable	$—	$18,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both high performance aerospace and Department of Defense (“DOD”) applications, such as space exploration, satellite communications, and underwater vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, fifth generation (“5G”) communication, cloud computer infrastructure, consumer and industrial devices. During the first quarter of 2025, the Company commenced digital asset mining operations.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for the full year ending December 31, 2025, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 31, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited financial statements included in the Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2024, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, digital assets and accounts receivable. The Company’s concentrations of credit risk also include concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $23,949,297 and $29,331,858 as of March 31, 2025 and December 31, 2024, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue		Accounts Receivable
	For the Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2025	2024	2025	2024
Customer A	21%	*	*	*
Customer B	14%	*	11%	*
Customer C	13%	35%	*	*
Customer D	10%	*	11%	*
Customer E	21%	*	*	*
Customer F	*	13%	*	*
Customer G	*	*	*	16%
Customer H	*	*	30%	41%
Customer I	*	*	18%	25%
Total	79%	48%	70%	82%
*	Less than 10%

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

Custody of Digital Assets

The Company currently holds and intends to continue to hold all of its digital assets in a custodial account at a U.S. based, institutional-grade custodian (who may hold the Company’s digital assets in the United States or other territories) that has demonstrated records of regulatory compliance and information security. The custodian may also serve as a liquidity provider.

If the Company’s custodially-held digital assets were considered to be the property of the custodian’s estates in the event that the custodian were to enter bankruptcy, receivership or similar insolvency proceedings, the Company could be treated as a general unsecured creditor of the custodian, inhibiting the Company’s ability to exercise ownership rights with respect to such digital assets and this may ultimately result in the loss of the value related to some or all of such digital assets.

Additionally, the digital assets the Company holds with our custodian and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Vendor Concentrations

The Company had vendors whose purchases of inventory individually represented 10% or more of the Company’s total purchases of inventory, as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Vendor A	26%	*
Vendor B	18%	*
Vendor C	15%	*
Vendor D	*	14%
	59%	14%
*	Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of March 31, 2025 and December 31, 2024, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

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

Mining of Digital Assets

The Company leased digital asset mining equipment, which provides hashrates to a mining pool operator. The Company derives a portion of its revenue from its digital asset mining activities by providing hashrates as part of transaction verification services within the digital currency networks of cryptocurrencies, such as bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital awards which are recorded as revenue, based on the daily amount of bitcoin earned. The Company’s digital assets are recorded on the balance sheet at their fair value according to the Company’s accounting practices for digital assets. Unrealized gains or losses on the remeasurement of digital assets mined are recorded in the statement of operations. Lease costs associated with the digital asset mining operation are recorded as cost of revenue.

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

Inventory is comprised of carbon fiber velvet thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the condensed consolidated balance sheet.

Inventory at March 31, 2025 and December 31, 2024 was comprised of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$357,131	$363,224
Finished goods	128,660	182,243
Total inventory	$485,791	$545,467

As of March 31, 2025 and December 31, 2024, inventory deposits were $787,626 and $0, respectively, which consists of inventory purchases of goods that were paid for but not received as of period end.

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

During the three months ended March 31, 2025 and 2024, the Company recognized revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer. For certain product sales contracts, the Company acts as an agent and revenue in connection with these contracts is presented net of the related costs.
●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time, may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.
●	Mining of digital assets – The Company has entered into a lease agreement with a digital asset mining services company to operate digital asset mining machines on behalf of the Company and provide mining pool operating and hosting services. Pursuant to the agreement, the Company provides computing power to the mining pool operator. The Company is entitled to digital asset awards once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications. The Company’s fractional share is based on the total blocks expected to be generated on the Bitcoin network for the daily 24-hour period. Revenue from digital assets is considered non-cash consideration.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s revenue recognized in its condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2025	2024
Revenue Recognized at a Point in Time:
Product sales	$1,160,559	$615,093
Contract services	865,161	516,471
Total	2,025,720	1,131,564
Revenue Recognized Over Time:
Mining of digital assets	249,754	—
Contract services	173,132	617,540
Total Revenue	$2,448,606	$1,749,104

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities) on the Consolidated Balance Sheet. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers resulting in contract liabilities. As of March 31, 2025, the Company had billed accounts receivable of $4,346,111 and unbilled accounts receivable of $196,695. As of December 31, 2024, the Company had billed accounts receivable of $3,431,007 and unbilled accounts receivable of $660,672. Deferred revenues were $21,141 and $32,768 as of March 31, 2025 and December 31, 2024, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss	$(18,806,658)	$(5,008,876)

Denominator (weighted average quantities):
Common shares issued	278,749,777	143,496,225
Less: Treasury shares purchased	(153,803)	(131,162)
Less: Unvested restricted shares	(75,000)	(1,071,495)
Add: Accrued issuable equity	102,319	68,431
Add: Vested unissued restricted stock units	750,000	—
Denominator for basic and diluted net loss per share	279,373,293	142,361,999

Basic and diluted net loss per common share	$(0.07)	$(0.04)

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2025	2024
Unvested restricted stock awards	75,000	712,500
Unvested restricted stock units	10,111,365	4,268,881
Options	349,000	670,216
Warrants	711,219	2,524,410
Total	11,246,584	8,176,007

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

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management has determined that the Company has two significant operating segments: Energy Management Platform and Mining of Digital Assets, as discussed more fully in Note 11. In determining the appropriateness of segment definition, the Company considers the criteria of Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Recent Issued Accounting Pronouncements

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – DIGITAL ASSETS

The Company’s digital assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted price at 4:00pm EST on the measurement date for a single Bitcoin on an active trading platform, Coinbase. Management has determined that Coinbase, an active exchange market, represents a principal market for Bitcoin and at 4:00pm EST, the price is both readily available and representative of fair value (Level 1 inputs). The following table sets forth the units held, cost basis, and fair value of Bitcoin held, as shown on the consolidated balance sheet as of March 31, 2025 and as of December 31, 2024.

	Units	Cost Basis	Fair Value
Digital assets held:
Digital assets purchased	666.63	$65,499,352	$55,036,820
Digital assets mined	2.97	249,754	244,870
Total	669.60	$65,749,106	$55,281,690

During the first three months of March 31, 2025, the Company purchased 449.45 Bitcoin at an average cost of $99,008 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $44,499,352. Additionally, on March 7, 2025, the Company entered into a sixty-day lease agreement (the “Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $850,000. As of March 31, 2025, 2.97 Bitcoin have been earned pursuant to the Machine Lease Agreement, at an average value of $84,186 per Bitcoin. During the three months ended March 31, 2025, the Company recognized revenue of $249,754, and recognized a loss of $90,237, in connection with its digital assets mining operations.

The following table presents a reconciliation of the fair values of the Company’s Bitcoin as of March 31, 2025:

Bitcoin
Beginning balance at January 1, 2025	$20,281,184
Additions - purchased	44,499,352
Additions - mined	249,754
Dispositions	—
Unrealized loss, net	(9,748,600)
Balance, March 31, 2025	$55,281,690

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Deferred expenses	$759,779	$405,463
Digital assets mining lease	330,000	—
Compensation costs	250,000	275,000
Marketing and advertising	200,000	285,000
Insurance	130,251	—
Professional fees	82,405	40,142
Security deposits	50,213	50,213
Vendor receivables	7,386	7,386
Dues and subscriptions	7,076	25,355
Other	86,714	52,981
Total prepaid expenses and other current assets	$1,903,824	$1,141,540

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

As of March 31, 2025 and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Payroll and vacation	$632,305	$369,847
Professional fees	489,945	176,875
Inventory purchases	200,863	332,094
Sales tax payable	110,909	111,732
Equipment purchases	29,226	32,717
Royalties	10,337	48,402
Research and development	—	50,000
Interest payable	—	24,102
Other	43,370	25,643
Total accrued expenses and other liabilities	1,516,955	1,171,412
Less: current portion	(1,511,775)	(1,160,446)
Other non-current liabilities	$5,180	$10,966

NOTE 6 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the three months ended March 31, 2025 is presented below:

For the Three Months Ended
March 31, 2025
Beginning balance at January 1, 2025	$420,427
Additions	90,329
Mark-to-market	(260,598)
Shares issued in satisfaction of accrued issuable equity	(69,500)
Fair value at March 31, 2025	$180,658

During the three months ended March 31, 2025, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. The estimated fair value of the shares to be issued was an aggregate of $90,329 based on the quoted market prices of the shares as of the respective contract dates.

During the three months ended March 31, 2025, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 50,000 of its shares of common stock with an aggregate fair value of $69,500, remeasured as of the date of settlement based on the quoted market prices of the shares.

During the three months ended March 31, 2025 and 2024, the Company recorded gains (losses) in the aggregate amount of $260,598 and $(13,002), respectively, related to changes in the fair value of accrued issuable equity (see Note 9 – Stockholders’ Equity (Deficit), Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of March 31, 2025, was $180,658, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

NOTE 7 – LEASES

Operating Leases

On January 31, 2024, the initial lease for Webster, Texas dated January 18, 2023, expired. On January 27, 2024, the Company entered into a new lease agreement for new office space in Webster, Texas. The initial lease term is 63 months. The lease contains an option to renew for an additional 36 months, which is not reasonably certain to be exercised and therefore is not included in the measurement of the operating lease ROU asset and related lease liability. Monthly rental payments under the new lease are $33,818, which is comprised of $22,682 of base rent and $11,136 of common area maintenance fees. No cash payments are due for the first three months of the lease.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $1,085,498, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster lease agreement which is recorded within the security deposits section of the balance sheet as of March 31, 2025.

The Company also leases office space at 4863 Shawline Street, San Diego, CA 92111, pursuant to an operating lease which originally expired May 31, 2024 (the “San Diego Lease”). On January 25, 2024, the Company entered into an amendment to the lease dated April 5, 2021, for the facility located at 4863 Shawline Street, San Diego, CA 92111 (the “First Renewal”). Pursuant to the amendment, the lease was extended for a period of eighteen months commencing June 1, 2024, and terminating November 30, 2025. Monthly rental payments under the amendment are $29,337. The Company determined that the value of the modified operating lease liability and related right-of-use asset to be $449,404, using an incremental borrowing rate of 10%. The Company paid a security deposit of $50,213 in connection with the San Diego lease agreement which is recorded within the prepaid expenses and other current assets section of the balance sheet as of March 31, 2025.

During the three months ended March 31, 2025 and 2024, operating lease expense was $150,846 and $111,902, respectively.

Finance Lease

The Company recorded depreciation expense in the amount of $388 in connection with ROU assets held under the finance lease during the three months ended March 31, 2025. The Company recorded interest expense of $117 during the three months ended March 31, 2025, in connection with its finance lease liability.

Maturities of lease liabilities as of March 31, 2025, were as follows:

Year	Operating Lease	Financing Lease	Total
4/1/25 to 12/31/25	$445,874	$1,977	$447,851
2026	280,228	2,636	282,864
2027	289,008	1,318	290,326
2028	297,788	—	297,788
2029	101,702	—	101,702
Total future minimum lease payments	1,414,600	5,931	1,420,531
Less: amount representing imputed interest	(226,337)	(224)	(226,561)
Present value of lease liabilities	1,188,263	5,707	1,193,970
Less: current portion	(419,227)	(2,484)	(421,711)
Lease liabilities, non current portion	$769,036	$3,223	$772,259

Supplemental cash flow information related to the leases are as follows:

	For the Three Months Ended
	March 31,
	2025		2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$123,955		$54,139
Repayment of finance lease liability	$608		N/A
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—		$1,575,919
Financing leases	$—		N/A
Weighted Average Remaining Lease Term (Years)
Operating leases	3.41	years	3.94	years
Financing leases	2.25	years	N/A
Weighted Average Discount Rate
Operating leases	10.0%		5.0%
Financing leases	10.0%		N/A

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8-NOTES PAYABLE

A summary of the notes payable activity during the three months ended March 31, 2025, is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2025	$577,675	$(82,878)	$494,797
Repayments in cash	(577,675)	—	(577,675)
Amortization of debt discount	—	82,878	82,878
Total notes payable as of March 31, 2025	—	—	—

On July 11, 2024, the Company entered into a merchant cash advance agreement (the “Third Cash Advance Agreement”) whereby the Company received $758,850 of cash (net of underwriting fees of $40,000 and $201,150 used to pay the remaining balance of the first merchant cash advance), with the obligation to repay a total of $1,350,000 over forty - three weekly payments of $31,395, beginning July 18, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount which is amortized over the term of the Third Cash Advance Agreement. The Third Cash Advance Agreement was secured by the Company’s accounts receivable and related cash receipts. The Third Cash Advance was repaid in full on January 8, 2025.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of March 31, 2025, there were 718,457 shares available for issuance under the 2018 Plan.

At the Market Offering

On January 24, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under its At the Market Offering agreement (the “ATM Agreement”) by an additional $50 million. During the three months ended March 31, 2025, the Company issued a total of 19,407,622 shares of common stock pursuant to the ATM Agreement for aggregate gross proceeds of $51,152,353 with cash issuance costs of $1,509,423.

Common Stock

During the three months ended March 31, 2025, the Company issued an aggregate of 61,000 shares of common stock valued at $82,040 for legal and consulting services, of which 50,000 shares valued at issuance at $69,500 were accrued at January 1, 2025 for services rendered in prior years.

During the three months ended March 31, 2025, the Company issued 8,500 shares of common stock upon the exercise of stock options for gross proceeds of $7,565.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended March 31, 2025, the Company issued 500,877 shares of common stock upon the vesting of restricted stock units previously granted, of which 127,393 shares were withheld to cover payroll tax obligations.

See At The Market Offering, above, for share issuances pursuant to the Company’s ATM Agreement.

Treasury Stock

The Company’s equity-based compensation plan allows for the grant of non-vested stock options, RSUs and RSAs to its employees pursuant to the terms of its equity incentive plan. Under the provision of the plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld are then transferred to the Company’s treasury stock at cost. During the three months ended March 31, 2025, the Company withheld 27,536 shares valued at $63,332 in connection with the vesting of restricted common stock units during the period.

The Company had 158,698 and 131,162 shares held in treasury as of March 31, 2025 and December 31, 2024, respectively, recorded at their cost of $359,554 and $296,222, respectively.

Preferred Stock

On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non-convertible Series A Voting Preferred Stock (“Series A Preferred”) to the CEO, such that the total shares of Series A Preferred held by the CEO as of March 31, 2025 is 1,000,000 shares. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock to the CEO was previously approved and authorized by a vote of the majority stockholders of the Company, subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event the CEO is removed from any position with the Company or resigns from all positions with the Company.

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

Warrants

A summary of warrants activity during the three months ended March 31, 2025, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2025	711,219	$1.06
Issued	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2025	711,219	$1.06	0.8	$183,119

Exercisable, March 31, 2025	711,219	$1.06	0.8	$183,119

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of March 31, 2024, is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	177,885	0.8	177,885
$1.00	533,334	0.8	533,334
	711,219	0.8	711,219

Stock-Based Compensation

The following table presents information related to stock-based compensation for the three months ended March 31, 2025 and 2024:

	For The Three Months Ended
	March 31,
	2025	2024
Shares issued for legal services	$12,540	$6,390
Accrued issuable equity (common stock)	90,329	26,003
Amortization of stock options	15,604	32,041
Amortization of restricted stock awards and units	1,518,895	781,496
Total	$1,637,368	$845,930

During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $1,637,368 and $845,930 respectively, of which $1,233,235 and $808,106, respectively, are included within selling, general and administrative expenses, and $404,133 and $37,824, respectively are included within research and development expenses in the condensed consolidated statements of operations.

Stock Options

A summary of stock options activity during the three months ended March 31, 2025, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2025	327,500	$1.49
Granted	50,000	1.20
Forfeited	(20,000)	0.85
Exercised	(8,500)	0.90
Outstanding, March 31, 2025	349,000	$1.49	3.6	$74,238

Exercisable, March 31, 2025	156,500	$1.89	2.0	$8,295

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents information related to stock options as of March 31, 2025:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$0.28 - $0.99	139,000	3.1	16,500
$1.21 - $1.50	25,000	2.5	12,500
$1.55 - $1.99	65,000	2.1	40,000
$2.05 - $2.44	120,000	1.7	87,500
	349,000	2.0	156,500

For the three months ended March 31, 2025 and 2024, the weighted average grant date fair value per share of options was $1.06 and $0.14, respectively. The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Three Months Ended
	March 31,
	2025	2024
Risk free interest rate	4.15%	4.27%
Expected term (years)	6.3	3.8
Expected volatility	120%	109%
Expected dividends	0%	0%

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

As of March 31, 2025, there was $141,372 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.4 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards activity during the three months ended March 31, 2025:

Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2025	75,000	$2.06
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested RSAs, March 31, 2025	75,000	$2.06

As of March 31, 2025, there was $108,646 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 1.4 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the three months ended March 31, 2025:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSUs, January 1, 2025	5,742,611	$1.31
Granted	4,919,631	2.37
Vested	(500,877)	0.88
Forfeited	(50,000)	0.44
Non-vested RSUs, March 31, 2025	10,111,365	$1.92

Vested RSUs undelivered March 31, 2025	750,000	$2.05

To date, RSUs have only been granted to employees and consultants in accordance with the Company’s 2018 Equity Incentive Plan. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units are to be settled on January 1, 2026.

As of March 31, 2025, there was $17,228,607 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.5 years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of March 31, 2025, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Contingent Loss

Equipment deposits at March 31, 2025 and December 31, 2024 primarily includes amounts paid to a vendor as a downpayment for the manufacture of an automated manufacturing system (the “System”). To date, the System has not been delivered and the Company and the vendor are in continuing discussions. In an effort to come to a resolution on the matter, the Company has offered to reduce its original demand for full reimbursement by $568,777, which has not yet been accepted by the counterparty. During the three months ended March 31, 2025, the Company recorded a write-down of $568,777 related to the equipment deposits, which is included in selling, general and administrative expense on the accompany unaudited condensed consolidated statement of operations. The carrying value of equipment deposits of $883,335 represents the net realizable value of the asset as of March 31, 2025. At this time, an additional loss is not considered probable, but negotiations with the vendor are ongoing and we are unable to estimate the dollar amount of any additional potential loss, if any.

NOTE 11 – SEGMENT REPORTING

During the first quarter of 2025, the Company expanded on its treasury strategy and began mining digital assets. The Company determined these activities met the criteria of an operating segment. The Company operates as two operating and reporting segments (i) energy management platform, and (ii) mining of digital assets, namely, the development and commercialization of energy management technologies, batteries and other components across a range of applications, and the mining of bitcoin. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, reviews profit and loss information on a consolidated basis in order to assess performance, make decisions about the allocation of operating and capital resources, and evaluate pricing strategies related to the energy management platform. The CODM is not regularly provided disaggregated expense information, other than the expense information included in the consolidated statements of operations. The CODM reviews financial information for mining digital assets separately

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

from the financial information related to the energy management platform for making decisions, allocating resources and assessing financial performance, as well as making strategic operational decisions and managing the organization.

The Company does not have intra-entity sales or transfers.

The CODM does not consider gains and losses associated with digital assets when reviewing the results of operations, or allocating resources to the Company’s operating segments. Gains and losses associated with the Company’s digital assets (which is not considered an operating segment) are presented separately from segment net income.

Beginning in 2025, the Company has broken out a Corporate & Other category, which is not considered an operating segment, and includes the changes in fair value of the Company’s digital asset holdings.

The following table presents the breakout of the operations of the energy management and digital asset mining segments for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025				March 31, 2024
	Energy				Energy
	Management	Bitcoin	Corporate &		Management	Bitcoin	Corporate &
	Platform	Mining	Other	Total	Platform	Mining	Other	Total
Revenue	$2,198,852	$249,754	$—	$2,448,606	$1,749,104	$—	$—	$1,749,104
Cost of revenue	1,902,261	340,000	—	2,242,261	1,238,315	—	—	1,238,315
Gross Profit	296,591	(90,246)	—	206,345	510,789	—	—	510,789
Operating Expenses
Research and development	2,449,900	—	—	2,449,900	954,625	—	—	954,625
Selling, general, and administrative	7,200,250	—	—	7,200,250	4,212,898	—	—	4,212,898
Total Operating Expenses	9,650,150	—	—	9,650,150	5,167,523	—	—	5,167,523
Segment Net Loss	(9,353,559)	(90,237)	—	(9,443,805)	(4,656,734)	—	—	(4,656,734)
Other (Expense) Income
Other segment (expense) income(1)	385,747	—	—	385,747	(352,142)	—	—	(352,142)
Change in fair value of digital assets	—	—	(9,748,600)	(9,748,600)	—	—	—	—
Total Other Expense, net	385,747	—	(9,748,600)	(9,362,853)	(352,142)	—	—	(352,142)
Consolidated Net Loss	$(8,967,812)	$(90,237)	$(9,748,600)	$(18,806,658)	$(5,008,876)	$—	$—	$(5,008,876)

	As of
	March 31, 2025				December 31, 2024
	Energy				Energy
	Management	Bitcoin	Corporate &		Management	Bitcoin	Corporate &
	Platform	Mining	Other	Total	Platform	Mining	Other	Total
Segment Assets
Cash	$24,449,297	$—	$—	$24,449,297	$29,831,858	$—	—	$29,831,858
Digital assets	—	—	55,281,690	55,281,690	—	—	20,281,184	20,281,184
All other assets	14,073,083	—	—	14,073,083	12,814,145	—	—	12,814,145
Total Assets	$38,522,380	$—	$55,281,690	$93,804,070	$42,646,003	$—	$20,281,184	$62,927,187

(1) Other segment expenses and losses include interest income, interest expense, amortization of debt discount, gain (loss) on extinguishment of debt and change in fair value of accrued issuable equity.

Geographic Information

As of March 31, 2025, the Company’s long-lived assets are located in the U.S.

During the three months ended March 31, 2025, $1,039,423 of revenue was generated from foreign entities.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Investment In Preferred Stock

On May 7, 2025, the Company purchased Series A7 Preferred Shares (the “GB Preferred Shares”) of German Bionic Systems GMBH for an aggregate purchase price of $3.3 million. The GB Preferred Shares rank senior to all outstanding preferred as well as common shares of GB, and are convertible on a 1:1 basis into common shares of GB at the Company’s option, subject to anti-dilution adjustments. The Company also has the right to one voting advisory board seat and one non-voting observer seat on GB’s advisory board. The GB Preferred Shares have a liquidation preference equal to the purchase price of the shares plus any accrued and unpaid dividends thereon.

Lease Amendment

On April 15, 2025, the Company amended its original lease dated January 27, 2024 (the “First Amendment”), for the property located at 555 Forge River Road, Webster, TX, to expand the rentable square footage by approximately 13,535 square feet (the “Expansion Premises”) for a total rentable space of 31,095 square feet. The First Amendment is effective May 1, 2025 and shall be coterminous with the original lease and shall expire April 30, 2029. Monthly payments for the Expansion Premises are $17,483, which is comprised of base rent. No cash payments are due for the first two months of the lease.

At the Market Offering

During the period from April 23, 2025 through May 15, 2025, the Company issued 13,945,241 shares of common stock for gross proceeds of $19,827,210 pursuant to the ATM.

Digital Assets

During the period from April 1, 2025 through May 13, 2025, the Company purchased 42.37 Bitcoin, at an average cost of $94,403 per Bitcoin. As of May 13, 2025, the Company has purchased and holds 709 Bitcoin with a current market value of approximately $74 million.

Bitcoin Mining

During the period from April 1, 2025 through May 13, 2025, the Company has earned 4.48 Bitcoin from mining services. As of May 13, 2025, the company holds 7.45 Bitcoin from mining services with a current market value of approximately $777,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2025, unless disclosed elsewhere in this Quarterly Report.

Overview

KULR Technology Group, Inc., through our wholly owned subsidiary KULR Technology Corporation, develops and commercializes high-performance thermal management technologies for batteries, electronics, and other components across an array of battery-powered applications. For aerospace and Department of Defense applications, our solutions target high performance applications in direct energy, hypersonic vehicles and satellite communications. For commercial applications, our main focus is a total solution to battery safety and sustainability by which we aim to mitigate the effects of thermal runaway propagation which has been known to cause random fires in lithium-ion (“Li-ion”) batteries. This total battery safety solution can be used for electric vehicles, energy storage, battery recycling transportation, cloud computing and 5G communication devices. Our proprietary core technology is a carbon fiber material that provides what we believe to be superior thermal conductivity and heat dissipation for an ultra-lightweight and pliable material. By leveraging our proprietary cooling solutions that have been developed through longstanding partnerships with advanced technology users like NASA, the Jet Propulsion Lab and others, our products and services make commercial battery powered products safer and electronics systems cooler and lighter.

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

Internally, KULR has leveraged K1-DS to develop off the shelf KULR ONE architecture which represent a groundbreaking innovation that is driving the world’s transition to a more sustainable electrification economy. These revolutionary designs offer a unique combination of cutting-edge features, including unparalleled safety, exceptional performance, intelligent functionality, modular construction, reliability, and customizability. The KULR ONE battery packs have been engineered to meet the exacting demands of the world’s most demanding applications. As of now, the Company is focused on the KULR ONE Space for space exploration, the KULR ONE Guardian for military applications, and the KULR ONE Max for rack-style grid energy storage systems, also referred to as Battery Energy Storage Systems (BESS). These architectures collectively offer a comprehensive solution that addresses the critical need for safe and reliable energy storage in a wide range of industries, from aerospace and defense to electric vehicles and consumer electronics. One of the key features of the KULR ONE family of battery packs is the modularity and consistency of the architectures. This allows for greater flexibility as customers can easily adjust the size and configuration of the battery pack to suit their specific application requirements while still also benefitting from testing previously conducted by the KULR team for their specific architecture. In addition to offering exceptional performance and reliability, the KULR ONE battery packs are also designed with safety as a top priority. They incorporate state-of-the-art thermal management technology to prevent overheating and ensure safe operation even in the most challenging environments. Overall, the KULR ONE family of battery packs, depicted with the following picture, is at the forefront of the global drive towards sustainable electrification. With its unparalleled combination of safety, performance, intelligence, modularity, reliability, and customizability, KULR ONE is positioned to revolutionize the way we think about energy storage and powering the world’s most demanding applications.

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

Recent Developments

Bitcoin Strategy

During the first three months of March 31, 2025, the Company purchased 449.45 Bitcoin via trade orders on Coinbase (the prime broker), at an average cost of $99,008 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $44,499,352. Additionally, on March 7, 2025, the Company entered into a sixty-day lease agreement (the “Machine Lease Agreement”) with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on KULR’s behalf, at a total lease cost of $850,000. Through March, 31, 2025, 2.97 bitcoin have been earned pursuant to the Machine Lease Agreement, at an average value of $84,186 per bitcoin. During the period from April 1, 2025 through May 13, 2025, the Company purchased 42.37 Bitcoin, at an average cost of $94,403 per Bitcoin, and earned 4.48 Bitcoin from mining services. See the section “Our Bitcoin Acquisition Strategy” below for further information regarding our Bitcoin purchases, including the source of capital used to purchase Bitcoin.

At the Market Offering

On January 24, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM by an additional $50 million, bringing the total aggregate offering amount to $146 million. During the three months ended March 31, 2025, the Company issued a total of 19,407,622 shares of common stock pursuant to the ATM for aggregate gross proceeds of $51,152,353. During the period from April 23, 2025 through May 15, 2025, the Company issued 13,945,241 shares of common stock for gross proceeds of $19,827,210 pursuant to the ATM.

Issuance of Non-Convertible Series A Voting Preferred Stock

On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non-convertible Series A Voting Preferred Stock (“Series A Voting Preferred”) to the Chief Executive Officer (“CEO”), bringing his total holdings up to 1,000,000 shares of Series A Preferred Stock.

The issuance is subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event the CEO is removed from any position with the Company or resigns from all positions with the Company. This conditional arrangement is designed to ensure that the voting power conferred by the Series A Voting Preferred Stock remains tied to the active leadership of the Company. This underscores the Board’s commitment to maintaining alignment with the long-term interests of the Company and its stockholders.

The Independent Members of the Board have determined that the issuance represents a pivotal strategic move to reinforce and enhance the Company’s flexibility to optimize the Company’s negotiating position in any potential current and/or future engagements with commercial, financial, and/or strategic parties, and to provide defenses against potential hostile third-party actions.

Change in Auditors

On November 1, 2024, CBIZ CPAs P.C. (“CBIZ”) acquired the attest business of Marcum LLP (“Marcum”), and substantially all of the partners and staff that provided attestation services for Marcum joined CBIZ. On April 29, 2025, we were notified that Marcum resigned as the independent registered accounting firm of the Company. On April 30, 2025, upon Marcum’s resignation as auditors of the Company and with the approval of the Audit Committee of the Board of Directors of the Company, CBIZ was engaged as the Company’s independent registered public accounting firm.

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

Risks Associated with the Tariff War

Geopolitical developments, such as the recent changes in tariff policies by the United States and the retaliatory tariff and non-tariff responses by other countries, especially with China, Canada and Mexico, the prospect of further changes in tariff and trade policies add an additional negative affect on the supply chain. The increased tariffs the U.S. has imposed with these countries could have an adverse effect on our supply chain, potentially causing financial difficulty for our direct or indirect customers and reduced demand of our products. A continuation of these tariffs could have adverse changes in international trade policies and relations. Tariffs could increase the cost of our products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to our operations.

We cannot predict how the events described above will evolve. If the events continue for a significant period of time or expand to other countries, and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2025, including, but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; cyber-incidents; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Results of Operations

Three Months Ended March 31, 2025, Compared With Three Months Ended March 31, 2024

Revenue

	For the Three Months Ended
	March 31,
	2025	2024
Product sales	$1,160,559	$615,093
Contract services	1,038,293	1,134,011
Mining of digital assets	249,754	—
Total Revenue	$2,448,606	$1,749,104

For the three months ended March 31, 2025 and 2024, we generated $2,448,606 and $1,749,104 of revenues from 26 and 34 customers, respectively.

Revenue from product sales during the three months ended March 31, 2025, increased by $545,466 or 87% compared to the three months ended March 31, 2024. We had 16 product sales customers in the first quarter of 2025, compared with 25 in the first quarter of 2024. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit battery cells and devices, patented TRS technology, and thermal fiber thermal interface materials. Although the number of customers decreased, the increase in revenue was driven primarily by contracts with two new customers we did not have contracts with during the three months ended March 31, 2024.

Revenue from contract services during the three months ended March 31, 2025, decreased by $95,718 or 8% compared to the three months ended March 31, 2024. The decrease in revenue is primarily due to a decline in customers to 12 in the first quarter of 2025, from 14 in the first quarter of 2024. Service revenue includes unique engineering design and testing projects customized for specific customers.

Revenue from mining digital assets during the three months ended March 31, 2025, was $249,754. The contract was entered into on March 7, 2025. There was no mining of digital asset revenue recognized prior to this period.

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

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consisted of the cost of our products, labor expenses directly related to product sales or contract services and lease costs incurred pursuant to the Machine Lease Agreement in connection with mining digital assets.

Product mix plays an important part in our reported average margins for any period. Because we are introducing new products at an early stage in our development cycle and the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

For the three months ended March 31, 2025 and 2024, cost of revenues was $2,242,261 and $1,238,315, respectively, representing an increase of $1,003,946 or 81%. For the three months ended March 31, 2025 and 2024, gross profit was $206,345 and $510,789, respectively, a decline of $304,444 or 60%. Our gross profit margins were 8% and 29%, during the three months ended March 31, 2025 and 2024, respectively. The decrease in the current period profit margin resulted primarily from increased hours spent on service contracts and a net loss on mining of digital assets.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery. Research and development expenses are charged to operations as incurred.

For the three months ended March 31, 2025 and 2024, R&D expenses were $2,449,900 and $954,625, respectively, representing an increase of $1,495,275 or 157%. The increase was comprised primarily of $908,215 for R&D consulting services, a $366,309 increase in stock-based compensation, an $111,669 increase in building related expenses for the facility in Texas, partially offset by $48,304 of engineering labor and other costs charged that were reduced or redeployed to revenue-generating activities and charged to costs of revenue.

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

For the three months ended March 31, 2025 and 2024, selling, general and administrative expenses were $7,200,250 and $4,212,898, respectively, representing an increase of $2,987,352 or 71%. The increase is primarily due to a planned increase in advertising and marketing services of $1,238,607, a write down of equipment deposits of $568,777, an increase in stock-based compensation of $425,129 primarily due to new equity award grants, a planned increase in insurance of $307,042, a planned increase in consulting fees for exploring new business opportunities of $246,288, an increase in accounting and tax services of $173,462, and a planned increase in outsourced professional services of $144,780, partially offset by a decrease in labor costs of $160,631.

Other Income (Expense)

For the three months ended March 31, 2025 and 2024, other expense (net) was $9,362,853 and $352,142, respectively, representing an increase of $9,010,711, or 2,559%. The change is primarily attributable to the $9,748,600 unrealized loss on Bitcoin holdings due to the change in market price of Bitcoin to $82,549 as of March 31, 2025, partially offset by an increase of $273,600 for the change in fair value of accrued issuable equity, an increase of $168,424 from interest earned from the licensing agreements, a decrease of $122,305 in interest expense due to the full repayment of the prepaid advance liability on March 27, 2024, and a decrease of $92,202 for amortization of debt discount in connection with merchant cash advances.

Our Bitcoin Acquisition Strategy

In December 2024, we adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding bitcoin using cash that exceeds our working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. For example, we began issuing shares under our “at-the-market” offering program in the second half of 2024, and used proceeds from these capital markets transactions to acquire bitcoin. We view our bitcoin holdings as long term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional bitcoin purchases. This overall strategy also contemplates that we could periodically leverage or sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

Additionally, on March 7, 2025, the Company entered into a sixty-day Machine Lease Agreement with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on our behalf, at a total lease cost of $850,000. Through March 31, 2025, 2.97 bitcoin have been earned pursuant to the Machine Lease Agreement, at an average value of $84,186 per bitcoin.

The following table presents bitcoin activity during the three months ended March 31, 2025.

			Weighted
		Approximate	Average Fair Value
	Digital Assets(1)	Bitcoin Held	Per Bitcoin (in $)
Beginning balance at January 1, 2025	$20,281,184	217.18	$93,384
Fair value of digital assets purchased	44,401,250	449.45	98,860
Cost to acquire digital assets	98,102
Cost basis of digital assets held	64,780,536
Fair value of digital assets mined	249,754	2.97
Change in fair value of digital assets	(9,748,600)
Balance as of March 31, 2025	$55,281,690	669.60	$82,559

(1) The source of capital used to purchase Bitcoin was primarily proceeds from ATM offerings.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash balances of $24,449,297 and $29,831,858, respectively, and working capital of $27,418,991 and $29,498,421, respectively. As of March 31, 2025 and December 31, 2024, we also had Bitcoin holdings of $55,281,690 and $20,281,184, respectively.

For the three months ended March 31, 2025 and 2024, net cash used in operating activities was $9,771,951 and $3,907,406, respectively. Our net cash used in operations for the three months ended March 31, 2025, was primarily attributable to our net loss of $18,806,658, adjusted for non-cash expenses in the aggregate amount of $11,891,113, plus $2,856,406 of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operations for the three months ended March 31, 2024, was primarily attributable to our net loss of $5,008,876, adjusted for non-cash expenses in the aggregate amount of $1,853,354, plus $751,884 of net cash used to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was $44,716,519 and $13,400, respectively. Net cash used in investing activities during the three months ended March 31, 2025, was related to investments in digital assets of $44,499,352, purchases of property and equipment of $120,229 and deposits paid for purchases of property and equipment of $96,938. Net cash used in investing activities during the three months ended March 31, 2024, was related to purchases of property and equipment.

For the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $49,105,909 and $3,524,885, respectively. Net cash provided by financing activities during the three months ended March 31, 2025, was primarily due to net proceeds from ATM equity financing totaling $49,871,627 and proceeds from the exercise of stock options totaling $7,565, partially offset by notes payable repayments of $577,675, and payments for deferred financing costs of $195,000. Net cash provided by financing activities during the three months ended March 31, 2024, was due to proceeds from SEPA Advance Notices totaling $2,910,651, and net proceeds from notes payable totaling $963,900, partially offset by notes payable repayments of $349,666.

Future cash requirements for our current liabilities include approximately $2,723,883 for accounts payable and accrued expenses and $421,711 for future payments under operating and finance leases. Future cash requirements for long-term liabilities include $777,439 for future payments under operating and finance leases plus other non-current liabilities.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. We have a history of recurring net losses and recurring use of cash in operations. During the three months ended March 31, 2025, the Company received gross proceeds of $51,152,353 pursuant to the ATM. Given our cash balance as of March 31, 2025, there is no substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these condensed consolidated financial statements are available to be issued.

While no assurance can be provided that we will be successful in raising additional capital from the ATM, during the period from April 1, 2025 through May 15, 2025, the Company issued 13,945,241 shares of common stock for gross proceeds of $19,827,210 pursuant to the ATM.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our consolidated financial statements that require estimation but are not deemed critical, as defined above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our Form 10-K filed with the SEC, except as described below. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Changes in trade policies, including tariffs, could adversely affect our business.

In first quarter of 2025, we observed significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While certain of such tariffs have been paused, ultimately trade policy decisions are outside of our control and may have consequences for our business and operations. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us.

Certain of our vendors source materials, components, or finished goods, from countries, such as China, which have been in the past, are currently subject to, or may in the future be subject to tariffs imposed by the U.S. government. The imposition of future tariffs or the increase in existing tariffs could result in these vendors increasing their prices, resulting in increased costs for us. In addition, increased costs may make our business model less attractive to new customers. The ultimate impact of tariffs and other trade restrictions will depend on various factors, including how long such trade policies remain in place, the ultimate levels of trade restrictions and how other countries respond to the U.S. trade policies. While we are evaluating the potential impacts of the trade policies, as well as our ability to mitigate their related impacts, changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 15, 2025	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)