Form 10-Q
period 2025-06-30
KULR Technology Group, Inc.
filed 2025-08-14
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 12, 2025, there were 41,108,543 shares outstanding.

EXPLANATORY NOTE

On June 23, 2025, the Company effected a reverse stock split (the “Reverse Stock Split”) of its shares of common stock, par value $0.0001 per share, (“Common Stock”), on the basis of one (1) post-Reverse Stock Split share of Common Stock for every eight (8) pre-Reverse Stock Split shares of Common Stock issued and outstanding, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. All references to share and per share amounts (excluding authorized shares), as well as option and warrant amounts and exercise prices, including the condensed consolidated financial statements and accompanying notes, have also been restated to give retroactive effect to the Reverse Stock Split.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets:
Cash	$20,570,108	$29,831,858
Accounts receivable billed, current portion	3,872,267	1,984,518
Accounts receivable unbilled, current portion	286,785	660,672
Inventory	772,123	545,467
Inventory deposits	198,604	—
Prepaid expenses and other current assets	5,347,946	1,141,540
Total Current Assets	31,047,833	34,164,055
Digital assets	99,489,102	20,281,184
Equity investments	3,325,045	—
Accounts receivable billed, non-current portion	—	1,446,489
Accounts receivable unbilled, non-current portion	1,425,404	—
Property and equipment, net	3,519,508	3,676,544
Equipment deposits	77,340	1,355,174
Security deposits	48,158	48,158
Intangible assets, net	505,951	577,099
Operating lease right-of-use assets	1,637,559	1,216,772
Finance lease right-of-use asset, net	6,215	6,215
Deferred financing costs	381,097	155,497
Total Assets	$141,463,212	$62,927,187

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,812,700	$2,061,266
Accrued expenses and other current liabilities	1,231,467	1,160,446
Accrued issuable equity	182,970	420,427
Operating lease liabilities, current portion	490,556	493,468
Finance lease liability, current portion	2,505	2,463
Notes payable, net of discount, current portion	—	494,796
Deferred revenue	23,641	32,768
Total Current Liabilities	3,743,839	4,665,634
Operating lease liabilities, non-current portion	1,267,068	818,750
Finance lease liability, non-current portion	2,589	3,852
Other non-current liabilities	—	10,966
Total Liabilities	5,013,496	5,499,202

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 1,000,000 and 730,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively;	100	73
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 39,475,214 and 39,453,292 shares issued and outstanding at June 30, 2025, respectively; 33,100,207 and 33,083,812 shares issued and outstanding at December 31, 2024, respectively	3,948	3,310
Additional paid-in capital	231,315,144	141,532,047
Treasury stock, at cost; 21,922 and 16,395 shares held at June 30, 2025 and December 31, 2024, respectively.	(393,744)	(296,222)
Accumulated deficit	(94,475,732)	(83,811,223)
Total Stockholders’ Equity	136,449,716	57,427,985
Total Liabilities and Stockholders’ Equity	$141,463,212	$62,927,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$3,972,997	$2,432,005	$6,421,603	$4,181,109
Cost of revenue	3,259,287	1,859,377	5,501,548	3,097,692
Gross Profit	713,710	572,628	920,055	1,083,417
Operating Expenses
Research and development	2,436,754	1,305,186	4,886,654	2,259,811
Selling, general, and administrative	6,941,599	4,594,500	13,573,072	8,807,401
Impairment expense	786,397	—	1,355,174	—
Total Operating Expenses	10,164,750	5,899,686	19,814,900	11,067,212
Loss From Operations	(9,451,040)	(5,327,058)	(18,894,845)	(9,983,795)

Other Income (Expense)
Change in fair value of digital assets	17,367,660	—	7,619,060	—
Interest income	168,975	—	337,399	—
Change in fair value of accrued issuable equity	58,678	(2,737)	319,276	(15,739)
Interest expense	(2,124)	(33,534)	(12,521)	(166,236)
Amortization of debt discount	—	(527,199)	(82,878)	(702,276)
Gain (loss) on debt extinguishment, net	—	—	50,000	(31,358)
Total Other Income (Expense), net	17,593,189	(563,470)	8,230,336	(915,609)
Net Income (Loss)	$8,142,149	$(5,890,528)	$(10,664,509)	$(10,899,404)

Net Loss Per Share
Basic	$0.22	$(0.26)	$(0.30)	$(0.54)
Diluted	$0.22	$(0.26)	$(0.30)	$(0.54)

Weighted Average Number of Common Shares Outstanding
Basic	37,273,766	22,683,408	36,103,775	20,239,329
Diluted	37,590,336	22,683,408	36,103,775	20,239,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2025	730,000	$73	33,100,207	$3,310	$141,532,047	16,395	$(296,222)	$(83,811,223)	$57,427,985
Preferred stock issued for no consideration	270,000	27	—	—	(27)	—	—	—	—
Shares returned to treasury for employee payroll tax obligations	—	—	—	—	—	3,442	(63,332)	—	(63,332)
Common stock issued upon the exercise of options	—	—	1,063	—	7,565	—	—	—	7,565
Common stock issued for at the market offering(1)	—	—	2,425,959	243	49,642,687	—	—	—	49,642,930
Shares withheld for employee payroll tax obligations	—	—	(12,483)	(1)	(145,790)	—	—	—	(145,791)
Stock-based compensation:
Common stock issued for services	—	—	7,625	1	82,039	—	—	—	82,040
Common stock issued upon vesting of restricted stock units	—	—	62,610	6	(6)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,518,895	—	—	—	1,518,895
Amortization of stock options	—	—	—	—	15,604	—	—	—	15,604
Net loss	—	—	—	—	—	—	—	(18,806,658)	(18,806,658)
Balance - March 31, 2025	1,000,000	100	35,584,981	3,559	192,653,014	19,837	(359,554)	(102,617,881)	89,679,238
Common stock issued upon the exercise of options	—	—	625	—	3,250	—	—	—	3,250
Common stock issued for at the market offering(2)	—	—	3,832,456	383	37,249,626	—	—	—	37,250,009
Shares returned to treasury for employee payroll tax obligations	—	—	—	—	—	2,085	(34,190)	—	(34,190)
Shares withheld for employee payroll tax obligations	—	—	(11,625)	(1)	(114,548)	—	—	—	(114,549)
Stock-based compensation:
Common stock issued for services	—	—	1,375	—	13,530	—	—	—	13,530
Common stock issued upon vesting of restricted stock units	—	—	67,341	7	(7)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,498,937	—	—	—	1,498,937
Amortization of stock options	—	—	—	—	11,342	—	—	—	11,342
Effect of reverse stock split	—	—	61	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	8,142,149	8,142,149
Balance - June 30, 2025	1,000,000	$100	39,475,214	$3,948	$231,315,144	21,922	$(393,744)	$(94,475,732)	$136,449,716

(1) Represents gross proceeds of $51,152,353, less issuance costs of $1,509,423.

(2) Represents gross proceeds of $38,331,721, less issuance costs of $1,081,712.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	16,753,959	$1,675	$64,399,445	16,396	$(296,222)	$(66,287,594)	$(2,182,696)
Preferred stock issued for no consideration	730,000	73	—	—	(73)	—	—	—	—
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	—	—	2,724,854	273	6,054,557	—	—	—	6,054,830
Common stock issued for cash pursuant to Advance Notices (2)	—	—	2,403,544	240	2,906,173	—	—	—	2,906,413
Stock-based compensation:
Restricted stock awards exchanged for restricted stock units	—	—	(271,064)	(27)	27	—	—	—	—
Common stock issued upon vesting of restricted stock units	—	—	48,079	5	(5)	—	—	—	—
Common stock issued for services	—	—	4,438	—	6,390	—	—	—	6,390
Amortization of restricted common stock	—	—	—	—	781,496	—	—	—	781,496
Amortization of stock options	—	—	—	—	32,041	—	—	—	32,041
Net loss	—	—	—	—	—	—	—	(5,008,876)	(5,008,876)
Balance - March 31, 2024	730,000	73	21,663,810	2,166	74,180,051	16,396	(296,222)	(71,296,470)	2,589,598
Warrants isued in connection with note payable	—	—	—	—	112,863	—	—	—	112,863
Common stock issued for cash pursuant to Advance Notices (3)	—	—	1,829,037	183	6,141,324	—	—	—	6,141,507
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	8,750	1	(1)	—	—	—	—
Common stock issued for services	—	—	9,269	1	38,149	—	—	—	38,150
Amortization of restricted common stock	—	—	—	—	814,338	—	—	—	814,338
Amortization of stock options	—	—	—	—	29,165	—	—	—	29,165
Net loss	—	—	—	—	—	—	—	(5,890,528)	(5,890,528)
Balance - June 30, 2024	730,000	$73	23,510,866	$2,351	$81,315,889	16,396	$(296,222)	$(77,186,998)	$3,835,093

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(10,664,509)	$(10,899,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	82,878	702,276
Non-cash operating lease expense	271,065	226,708
(Gain) loss on debt extinguishment	(50,000)	31,358
Depreciation and amortization expense	589,723	1,218,779
Write down equipment deposits	1,355,174	—
Change in fair value of accrued issuable equity	(319,276)	15,739
Change in fair value of digital assets	(7,619,060)	—
Stock-based compensation	3,222,167	1,754,955
Mining of digital assets	(1,688,849)	—
Loss on disposal of property and equipment	—	20,866
Changes in operating assets and liabilities:
Accounts receivable billed	(1,205,992)	(1,025,531)
Accounts receivable unbilled	(286,785)	—
Inventory	(226,656)	613,851
Inventory deposits	(198,604)	16,617
Prepaid expenses and other current assets	(4,236,870)	255,605
Security deposits	—	(88,143)
Accounts payable	(248,566)	(1,768,098)
Accrued expenses and other current liabilities	(240,984)	183,164
Operating lease liabilities	(246,446)	(130,838)
Deferred revenue	(9,127)	(326,357)
Total Adjustments	(11,056,208)	1,700,951
Net Cash Used In Operating Activities	(21,720,717)	(9,198,453)
Cash Flows From Investing Activities:
Equity investments	(3,325,045)	—
Equipment deposits	(77,340)	(27,656)
Purchases of property and equipment	(334,648)	(135,367)
Purchases of digital assets	(69,900,009)	—
Net Cash Used In Investing Activities	(73,637,042)	(163,023)
Cash Flows from Financing Activities:
Proceeds from ATM equity financing	89,484,074	—
Issuance costs on ATM equity financing (1)	(2,239,735)	—
Proceeds from the SEPA	—	9,104,950
Proceeds from exercise of stock options	7,565	—
Proceeds from notes payable (2)	—	1,730,000
Issuance costs on notes payable	—	(126,100)
Repayments of notes payable	(577,674)	(1,525,195)
Payments for deferred financing costs	(577,000)	—
Repayment of finance lease liability	(1,221)	—
Net Cash Provided By Financing Activities	86,096,009	9,183,655
Net Decrease In Cash	(9,261,750)	(177,821)
Cash - Beginning of Period	29,831,858	1,194,764
Cash - End of Period	$20,570,108	$1,016,943

(1) Excludes $351,400 of deferred financing costs.

(2) Face value of $2,309,200, less $579,200 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$30,221	$—
Taxes	$—	$—

Non-cash investing and financing activities:
Right-of-use asset for lease liability	$691,852	$1,575,919
Deferred financing costs charged to additional paid-in capital	$351,400	$70,607
Common stock issued in satisfaction of accrued issuable equity	$69,500	$—
Shares withheld for employee payroll tax obligations	$260,340	$—
Shares returned to treasury for employee payroll tax obligations	$97,522	$—
Accounts payable and accrued expenses for property and equipment purchases	$26,891	$109,681
Preferred shares issued for no consideration	$27	$73
Common shares issued for restricted stock units vested	$13	$6
Restricted stock awards converted to restricted stock units	$—	$27
Original issue discount on indebtedness	$—	$579,200
Common stock issued pursuant to Advance Notices in satisfaction of prepaid advance liability and interest	$—	$6,068,407
Accrued deferred financing costs	$—	$166,651
Value of warrants issued in connection with notes payable	$—	$112,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), develops and commercializes high-performance thermal management technologies for electronics, batteries, and other components across a range of applications. Currently, the Company is focused on targeting both high performance aerospace and Department of Defense (“DOD”) applications, such as space exploration, satellite communications, and underwater vehicles, and applying them to mass market commercial applications, such as lithium-ion battery energy storage, electric vehicles, fifth generation (“5G”) communication, cloud computer infrastructure, consumer and industrial devices. In December 2024, the Company adopted bitcoin as a primary treasury reserve asset. The treasury strategy includes acquiring and holding bitcoin using cash that exceeds its working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. During the first quarter of 2025, the Company commenced digital asset mining operations.

Reverse Stock Split

On June 23, 2025, the Company effected a reverse stock split wherein each 8 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock (the “Reverse Stock Split”).

All share and per share amounts in this Quarterly Report have been adjusted to reflect the effect of the Reverse Stock Split as if the Reverse Stock Split occurred as of the earliest period presented.

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

The “Tariff War”, especially with European Union, China, Canada and Mexico, could have an adverse effect on the Company’s supply chain potentially causing financial difficulty for the Company’s direct or indirect customers and reduced demand of the Company’s products. A continuation of these conflicts could have adverse changes in international trade policies and relations. Tariffs could increase the cost of the Company’s products and the components that go into making them. These increased costs could adversely impact the gross margin that the Company earns on its products. Tariffs could also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Changing the Company’s operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to the Company’s operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the operating results for the full year ending December 31, 2025, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 31, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited financial statements included in the Form 10-K.

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

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. There were uninsured balances of $20,070,107 and $29,331,858 as of June 30, 2025 and December 31, 2024, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	36%	*	26%	*	*	*
Customer B	17%	*	10%	*	21%	41%
Customer C	*	31%	*	18%	*	*
Customer D	*	19%	*	11%	*	*
Customer E	*	10%	*	*	*	*
Customer F	*	*	*	17%	*	*
Customer G	*	*	*	*	13%	*
Customer H	*	*	*	*	22%	*
Customer I	*	*	*	*	*	25%
Customer J	*	*	*	*	*	16%
Total	53%	60%	36%	46%	56%	82%
*	Less than 10%

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

Custody of Digital Assets

The Company currently holds and intends to continue to hold all of its digital assets in a custodial account at a U.S. based, institutional-grade custodian that has demonstrated records of regulatory compliance and information security. The custodian may also serve as a liquidity provider.

If the Company’s custodially-held digital assets were considered to be the property of the custodian’s estate in the event that the custodian were to enter bankruptcy, receivership or similar insolvency proceedings, the Company could be treated as a general unsecured creditor of the custodian, inhibiting the Company’s ability to exercise ownership rights with respect to such digital assets and this may ultimately result in the loss of the value related to some or all of such digital assets.

Additionally, the digital assets the Company holds with our custodian and transacts with our trade execution partners do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Vendor Concentrations

The Company had vendors whose purchases of inventory individually represented 10% or more of the Company’s total purchases of inventory, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Vendor A	26%	*	18%	*
Vendor B	*	19%	10%	29%
Vendor C	*	19%	*	28%
	26%	38%	28%	57%

*Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of June 30, 2025 and December 31, 2024, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on historical credit loss experience, existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

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

The Company reflects digital assets held at fair value on the condensed consolidated balance sheets and condensed consolidated statements of cash flows, the activity from the remeasurement of digital assets at fair value on the condensed consolidated statements of operations, and the required expanded disclosures in Note 3, Digital Assets. There was no cumulative effect adjustment to the Company’s retained earnings balance as a result of the adoption of ASU 2023-08.

Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve using an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination. Since the digital assets are traded on a 24-hour period, the Company uses the price at 4:00pm Eastern Standard Time (“EST”) to value its digital assets.

Equity Investments

The Company holds an investment in non-marketable equity securities of a company that does not have a readily available fair value. The investment is measured under the measurement alternative provided in Accounting Standards Codification (“ASC”) 321 on the Company’s condensed consolidated balance sheets. Under the measurement alternative method, the equity investment is carried at cost less impairment losses, adjusted for price changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company performs a qualitative assessment at each reporting period considering impairment indicators to evaluate whether the fair value of the investment is less than its carrying amount. If the qualitative assessment indicates that an investment is impaired, a loss is recorded equal to the difference between the fair value and carrying value of the investment.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Mining of Digital Assets

The Company leases digital asset mining equipment, which provides hashrates to a mining pool operator. The Company derives a portion of its revenue from its digital asset mining activities by providing hashrates as part of transaction verification services within the digital currency networks of cryptocurrencies, such as bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital awards which are recorded as revenue, based on the daily amount of bitcoin earned. The Company’s digital assets are recorded on the balance sheet at their fair value according to the Company’s accounting practices for digital assets. Unrealized gains or losses on the remeasurement of digital assets mined are recorded in the statement of operations. Lease costs associated with the digital asset mining operation are recorded as cost of revenue.

Inventory

The Company capitalizes inventory costs associated with products when future commercialization is considered probable, and a future economic benefit is expected to be realized. These costs consist of finished goods, raw materials, manufacturing-related costs, transportation and freight, and other indirect overhead costs.

Inventory is comprised of carbon fiber velvet thermal interface solutions and internal short circuit batteries, which are available for sale, exoskeleton devices, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales and the cost of inventory that is given as samples is included within operating expenses. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the condensed consolidated balance sheet.

Inventory at June 30, 2025 and December 31, 2024 was comprised of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$501,403	$363,224
Finished goods	270,720	182,243
Total inventory	$772,123	$545,467

As of June 30, 2025 and December 31, 2024, inventory deposits were $198,604 and $0, respectively, which consists of inventory purchases of goods that were paid for but not received as of period end.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The carrying amounts of the Company’s financial assets, such as cash, accounts receivable, accrued expenses and other current liabilities and notes payable approximate fair values due to the short-term nature of these instruments.

The carrying amount of the Company’s digital assets are recorded at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that the Company has determined is the principal market for such assets (Level I inputs). The cost basis of digital assets is determined using the specific identification of each unit received. Realized and unrealized gains and losses are recorded to other (expense) income, net in our condensed consolidated statement of operations.

The Company accounts for its equity investments under the measurement alternative provided in ASC 321, whereby the equity investment is initially recorded at cost, (including transaction costs), and is subsequently remeasured at fair value in accordance with the provisions on ASC 820 when it is impaired, or when the Company identifies observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

For sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the condensed consolidated statements of operations and included in other income.

During the three and six months ended June 30, 2025 and 2024, the Company recognized revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer. For certain product sales contracts, the Company acts as an agent and revenue in connection with these contracts is presented net of the related costs. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agent service.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.
●	Mining of digital assets – The Company has entered into lease agreements with a digital asset mining services company to operate digital asset mining machines on behalf of the Company and provide mining pool operating and hosting services. Pursuant to these agreements, the Company provides computing power to the mining pool operator. The Company is entitled to digital asset awards once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications. The Company’s fractional share is based on the total blocks expected to be generated on the Bitcoin network for the daily 24-hour period. Revenue from digital assets is considered non-cash consideration.

The following table summarizes the Company’s revenue recognized in its condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue Recognized at a Point in Time:
Product sales	$1,978,066	$1,134,769	$3,138,625	$1,749,862
Contract services	555,836	1,185,236	1,420,997	1,701,707
Total	2,533,902	2,320,005	4,559,622	3,451,569
Revenue Recognized Over Time:
Mining of digital assets	1,439,095	—	1,688,849	—
Contract services	—	112,000	173,132	729,540
Total Revenue	$3,972,997	$2,432,005	$6,421,603	$4,181,109

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities) on the condensed consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers resulting in contract liabilities. As of June 30, 2025, the Company had billed accounts receivable of $3,872,267 and unbilled accounts receivable of $1,712,189. As of December 31, 2024, the Company had billed accounts receivable of $3,431,007 and unbilled accounts receivable of $660,672. Deferred revenues were $23,641 and $32,768 as of June 30, 2025 and December 31, 2024, respectively.

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of vested shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net Income (Loss)	$8,142,149	$(5,890,528)	$(10,664,509)	$(10,899,404)

Denominator (weighted average quantities):
Common shares issued	37,195,027	22,768,977	36,025,871	20,353,003
Less: Treasury shares purchased	(21,922)	(16,396)	(21,019)	(16,396)
Less: Unvested restricted stock awards	(8,035)	(86,281)	(8,701)	(110,109)
Add: Accrued issuable equity	14,946	17,108	13,874	12,831
Add: Vested unissued restricted stock units	93,750	—	93,750	—
Denominator for basic net loss per share	37,273,766	22,683,408	36,103,775	20,239,329
Denominator for diluted net loss per share	37,590,336	22,683,408	36,103,775	20,239,329

Net Income (Loss) Per Share
Basic	$0.22	$(0.26)	$(0.30)	$(0.54)
Diluted	$0.22	$(0.26)	$(0.30)	$(0.54)

The following shares were excluded from the calculation of weighted average dilutive shares of common stock for the six months ended June 30, 2025 and for the three and six months ended June 30, 2024 because their inclusion would have been anti-dilutive:

	For the Six	For the Three and Six
	Months Ended	Months Ended
	June 30, 2025	June 30, 2024
Unvested restricted stock awards	7,812	81,250
Unvested restricted stock units	1,170,065	603,139
Options	33,937	87,840
Warrants	88,905	339,323
Total	1,300,719	1,111,552

For the purposes of the three-month diluted net income per share calculation, common stock warrants, unvested restricted stock units and stock options were considered to be potentially dilutive securities and were included in the calculation of diluted net income per share for the three months ended June 30, 2025.

Subsequent Events

The Company has evaluated subsequent events through the date on which these unaudited condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 15 – Subsequent Events.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly reviewed by management in deciding how to allocate resources and evaluate performance. Management has determined that the Company has two significant operating segments: Energy Management Platform and Mining of Digital Assets, as discussed more fully in Note 14. In determining the appropriateness of segment definition, the Company considers the criteria of Accounting Standards Codification (“ASC”) 280, Segment Reporting.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recent Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023 – 09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material impact on its financial condition, results of operations, or cash flows. The Company expects that the adoption of ASU 2023-09 will require certain additional income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU will be applied retrospectively and are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance.

NOTE 3 – DIGITAL ASSETS

The Company’s digital assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted price at 4:00pm EST on the measurement date for a single Bitcoin on an active trading platform, Coinbase. Management has determined that Coinbase, an active exchange market, represents a principal market for Bitcoin and at 4:00pm EST, the price is both readily available and representative of fair value (Level 1 inputs). As of June 30, 2025, the Company held 928.28 digital assets with a cost basis of $92,588,858, and a fair value of $99,489,102.

The following table is a summary of Bitcoin activity during the six months ended June 30, 2025:

Digital Assets
Beginning balance at December 31, 2024	$20,281,184
Additions - purchased	69,900,009
Additions - mined	1,688,849
Dispositions	—
Change in fair value	7,619,060
Balance, June 30, 2025	$99,489,102

During the three months ended June 30, 2025, the Company purchased 244.36 Bitcoin via trade orders on Coinbase (the prime broker) at an average cost of $103,949 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $25,400,657. During the six months ended June 30, 2025, the Company purchased 693.81 Bitcoin via trade orders on Coinbase at an average cost of $100,748 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $69,900,009. On March 7, 2025, the Company entered into a sixty-day lease agreement (the “First Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $850,000. Additionally, on May 16, 2025, the Company entered into a two hundred and twenty eight-day lease agreement (the “Second Machine Lease Agreement”) with the same digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $3,200,000. Furthermore, on June 20, 2025, the Company entered into a one hundred and three-day lease agreement (the “Third Machine Lease Agreement”) with a new digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $2,756,795. During the three and six months ended June 30, 2025, the Company recognized revenue of $1,439,095 and $1,688,849, respectively, in connection with its digital assets mining operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Bitcoin mining lease	$3,443,531	$—
Deferred expenses	528,625	405,463
Research and development	363,000	—
Professional fees	346,232	40,142
Marketing and advertising	250,000	285,000
Compensation costs	125,000	275,000
Rent	62,224	—
Insurance	62,086	—
Security deposits	50,213	50,213
Board compensation	23,750	—
Vendor receivables	7,386	7,386
Dues and subscriptions	—	25,355
Other	85,899	52,981
Total prepaid expenses and other current assets	$5,347,946	$1,141,540

NOTE 5 – EQUITY INVESTMENTS

On May 7, 2025, the Company purchased Series A7 Preferred Shares (the “Preferred Shares”) of a German entity (“Investee”) for an aggregate purchase price of $3.3 million. The Preferred Shares rank senior to all outstanding preferred as well as common shares of Investee, and are convertible on a 1:1 basis into common shares of Investee at the Company’s option, subject to anti-dilution adjustments. The Company also has the right to one voting advisory board seat and one non-voting observer seat on Investee’s advisory board. The Investee Preferred Shares have a liquidation preference equal to the purchase price of the shares plus any accrued and unpaid dividends thereon.

The Company’s purchase of Preferred Shares represents an investment in non-marketable equity securities of a company without a readily determinable fair value. The Company accounts for this investment under the measurement alternative in ASC 321, whereby the equity investment is recorded at cost, and is subsequently remeasured to its fair value in accordance with the provisions of ASC 820 when observable price changes occur or when it is impaired (see Note 2, Significant Accounting Policies, Equity Investments). There were no changes to the carrying value of Preferred Shares during the three and six months ended June 30, 2025.

NOTE 6 – EQUIPMENT DEPOSITS

Equipment deposits at June 30, 2025 and December 31, 2024 are $77,340 and $1,355,174, respectively. Equipment deposits at December 31, 2024 represents deposits paid to a vendor as a downpayment for the manufacture of an automated manufacturing system (the “System”). The System was never delivered to the Company. After negotiation, and in an effort to come to a resolution on the matter, the Company agreed to forfeit the equipment deposit while the vendor retained the unfinished equipment. During the three and six months ended June 30, 2025, the Company recorded a write-down of $786,397 and $1,355,174, respectively, related to the equipment deposits.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

As of June 30, 2025 and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Payroll and vacation	$446,633	$369,847
Professional fees	214,000	176,875
Inventory purchases	256,277	332,094
Sales tax payable	110,354	111,732
Business development	40,637	—
Recruiting	42,500	—
Royalties	29,593	48,402
Equipment purchases	22,102	32,717
Shipping fees	22,222	—
Research and development	—	50,000
Interest payable	—	24,102
Other	47,149	25,643
Total accrued expenses and other liabilities	1,231,467	1,171,412
Less: current portion	(1,231,467)	(1,160,446)
Other non-current liabilities	$—	$10,966

NOTE 8 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the six months ended June 30, 2025 is presented below:

For the Six Months Ended
June 30, 2025
Beginning balance at January 1, 2025	$420,427
Additions	151,319
Gain from mark-to-market	(319,276)
Shares issued in satisfaction of accrued issuable equity	(69,500)
Fair value at June 30, 2025	$182,970

During the six months ended June 30, 2025, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. The estimated fair value of the shares to be issued was an aggregate of $151,319 based on the quoted market prices of the shares as of the respective contract dates.

During the six months ended June 30, 2025, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 6,250 of its shares of common stock with an aggregate fair value of $69,500, remeasured as of the date of settlement based on the quoted market prices of the shares.

During the three and six months ended June 30, 2025, the Company recorded gains in the aggregate amount of $58,678 and $319,276, respectively, and recorded losses in the aggregate amount of $(2,737) and $(15,739) during the three and six months ended June 30, 2024, respectively, related to changes in the fair value of accrued issuable equity (see Note 12 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of June 30, 2025, was $182,970, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – LEASES

Operating Leases

On January 31, 2024, the initial lease for Webster, Texas dated January 18, 2023, expired. On January 27, 2024, the Company entered into a new lease agreement for new office space in Webster, Texas. The initial lease term is 63 months. The lease contains an option to renew for an additional 36 months, which is not reasonably certain to be exercised and therefore is not included in the measurement of the operating lease ROU asset and related lease liability. Monthly rental payments under the new lease are $33,818, which is comprised of $22,682 of base rent and $11,136 of common area maintenance fees. No cash payments were due for the first three months of the lease.

The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $1,085,498, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster lease agreement which is recorded within the security deposits section of the balance sheet as of June 30, 2025.

On April 15, 2025, the Company amended its original lease dated January 27, 2024 (the First Amendment”), for the property located at 555 Forge River Road, Webster, TX, to expand the rentable square footage by approximately 13,535 square feet (the “Expansion Premises) for a total rentable space of 31,095 square feet. The First Amendment is effective May 1, and expires April 30, 2029. Monthly payments for the Expansion Premises are $17,483. No cash payments are due for the first two months of the lease. The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $691,852, using an incremental borrowing rate of 10%.

The Company also leases office space at 4863 Shawline Street, San Diego, CA 92111, pursuant to an operating lease which originally expired May 31, 2024 (the “San Diego Lease”). On January 25, 2024, the Company entered into an amendment to the lease dated April 5, 2021, for the facility located at 4863 Shawline Street, San Diego, CA 92111 (the “First Renewal”). Pursuant to the amendment, the lease was extended for a period of eighteen months commencing June 1, 2024, and terminating November 30, 2025. The Company does not plan to renew this lease upon its expiration. Monthly rental payments under the amendment are $29,337. The Company determined that the value of the modified operating lease liability and related right-of-use asset to be $449,404, using an incremental borrowing rate of 10%. The Company paid a security deposit of $50,213 in connection with the San Diego lease agreement which is recorded within the prepaid expenses and other current assets section of the balance sheet as of June 30, 2025.

During the three and six months ended June 30, 2025, operating lease expense was $186,328 and $337,175, respectively. During the three and six months ended June 30, 2024, operating lease expense was $111,591 and $226,708, respectively.

Finance Lease

The Company recorded depreciation expense in the amount of $388 and $777 in connection with ROU assets held under the finance lease during the three and six months ended June 30, 2025. The Company recorded interest expense of $46 and $97 during the three and six months ended June 30, 2025, in connection with its finance lease liability. No depreciation or interest expenses were recorded as of June 30, 2024.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental Information

Maturities of lease liabilities as of June 30, 2025, were as follows:

Year	Operating Lease	Financing Lease	Total
7/1/25 to 12/31/25	$393,540	$1,318	$394,858
2026	496,224	2,636	498,860
2027	511,772	1,318	513,090
2028	527,319	—	527,319
2029	180,092	—	180,092
Thereafter	—	—	—
Total future minimum lease payments	2,108,947	5,272	2,114,219
Less: amount representing imputed interest	(351,323)	(178)	(351,501)
Present value of lease liabilities	1,757,624	5,094	1,762,718
Less: current portion	(490,556)	(2,505)	(493,061)
Lease liabilities, non current portion	$1,267,068	$2,589	$1,269,657

Supplemental cash flow information related to the leases are as follows:

	For the Six Months Ended
	June 30,
	2025		2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$246,446		$130,838
Repayment of finance lease liability	$1,221		N/A
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$691,852		$1,575,919
Financing leases	N/A		N/A
Weighted Average Remaining Lease Term (Years)
Operating leases	3.54	years	3.77	years
Financing leases	2.00	years	N/A
Weighted Average Discount Rate
Operating leases	10.0%		10.0%
Financing leases	10.0%		N/A

NOTE 10-NOTES PAYABLE

A summary of the notes payable activity during the six months ended June 30, 2025, is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2025	$577,674	$(82,878)	$494,796
Repayments in cash	(577,674)	—	(577,674)
Amortization of debt discount	—	82,878	82,878
Total notes payable as of June 30, 2025	—	—	—

NOTE 11 – INCOME TAX

The Company’s effective tax rate was zero for the three and six months ended June 30, 2025 and 2024, respectively. The effective tax rates for all periods differs from the statutory rate of 21% as a result of the net change in valuation allowance against the net deferred tax asset that the Company believes is not more likely than not to be realized. The Company continues to carry a full valuation allowance on its net deferred tax assets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Tax Law Change

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT)

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 1,875,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of June 30, 2025, there were 98,767 shares available for issuance under the 2018 Plan.

At the Market Offering

On January 24, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under its At the Market Offering agreement (the “ATM Agreement”) by an additional $50 million.

On May 30, 2025, the Company completed its initial ATM Agreement offering agreement with a total of 14,783,393 shares issued for gross proceeds of $146 million.

On June 9, 2025, the Company entered into a second At the Market Offering agreement (the “second ATM Agreement”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $300 million in an “At the Market” offering through or to the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold pursuant to the ATM Agreement.

During the six months ended June 30, 2025, the Company issued a total of 6,258,415 shares of common stock pursuant to the ATM Agreements for aggregate gross proceeds of $89,484,074, with cash issuance costs of $2,239,735.

Common Stock

During the six months ended June 30, 2025, the Company issued an aggregate of 9,000 shares of common stock valued at $95,570 for legal and consulting services, of which 6,250 shares valued at issuance at $69,500 were accrued at January 1, 2025 for services rendered in prior years.

During the six months ended June 30, 2025, the Company issued 1,688 shares of common stock upon the exercise of stock options for gross proceeds of $10,815.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the six months ended June 30, 2025, the Company issued 129,951 shares of common stock upon the vesting of restricted stock units previously granted, of which 29,635 shares were withheld to cover payroll tax obligations.

See At The Market Offering, above, for share issuances pursuant to the Company’s ATM Agreement.

Treasury Stock

The Company’s equity-based compensation plan allows for the grant of stock options, RSUs and RSAs to its employees pursuant to the terms of its equity incentive plan. Under the provision of the plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. Generally, the shares withheld are then transferred to the Company’s treasury stock at cost. During the six months ended June 30, 2025, the Company withheld 5,527 shares recorded at their cost of $97,522 in connection with the vesting of restricted common stock units during the period.

The Company had 21,922 and 16,395 shares held in treasury as of June 30, 2025 and December 31, 2024, respectively, recorded at their cost of $393,744 and $296,222, respectively.

Preferred Stock

On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non-convertible Series A Voting Preferred Stock (“Series A Preferred”) to the CEO, such that the total shares of Series A Preferred held by the CEO as of June 30, 2025 is 1,000,000 shares. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock to the CEO was previously approved and authorized by a vote of the majority stockholders of the Company, subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event the CEO is removed from any position with the Company or resigns from all positions with the Company.

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

Warrants

There was no warrant activity during the three and six months ended June 30, 2025. The weighted average exercise price of warrants outstanding at June 30, 2025 was $8.50.

A summary of outstanding and exercisable warrants as of June 30, 2025, is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$8.00	66,667	0.5	66,667
$10.00	22,238	0.5	22,238
	88,905	0.5	88,905

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-Based Compensation

The following table presents information related to stock-based compensation for the three and six months ended June 30, 2025 and 2024:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Shares issued for legal services	$13,530	$20,751	$26,070	$27,139
Shares issued to board members	—	17,400	—	17,400
Accrued issuable equity (common stock)	60,990	27,372	151,319	53,376
Amortization of stock options	11,342	29,165	26,946	61,206
Amortization of restricted stock awards and units	1,498,937	814,338	3,017,832	1,595,834
Total	$1,584,799	$909,026	$3,222,167	$1,754,955

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1,584,799 and $3,222,167 respectively, of which $1,162,910 and $2,396,145, respectively, are included within selling, general and administrative expenses, and $421,889 and $826,022, respectively are included within research and development expenses in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $909,026 and $1,754,955, respectively, of which $870,837 and $1,678,942, respectively, is included within selling, general and administrative expenses, and $38,189 and $76,013, respectively is included within research and development expenses in the unaudited condensed consolidated statements of operations.

Stock Options

A summary of stock options activity during the six months ended June 30, 2025, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2025	40,938	$11.88
Granted	6,250	9.60
Forfeited	(11,563)	12.12
Exercised	(1,688)	6.48
Outstanding, June 30, 2025	33,937	$11.65	3.7	$28,881

Exercisable, June 30, 2025	17,221	$14.00	2.1	$7,477

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents information related to stock options as June 30, 2025:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$2.24 - $7.92	13,937	3.4	2,845
$9.68 - $12.00	2,500	2.3	1,563
$12.40 - $15.92	7,500	1.8	4,375
$16.40 - $19.52	10,000	1.8	8,438
	33,937	2.1	17,221

No options were granted during the three months ended June 30, 2025. The weighted average grant date fair value per share of options granted during the six months ended June 30, 2025 was $8.47. The weighted average grant date fair value per share for options granted during the three and six months ended June 30, 2024 was $1.68 and $1.58, respectively. The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Risk free interest rate	N/A	4.75% - 4.81%	4.15%	4.27% - 4.81%
Expected term (years)	N/A	3.8	6.3	3.8
Expected volatility	N/A	110%	120%	110% - 114%
Expected dividends	N/A	0%	0%	0%

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

As of June 30, 2025, there was $97,223 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.52 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards activity during the six months ended June 30, 2025:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2025	9,375	$16.48
Granted	—	—
Vested	(1,563)	16.64
Forfeited	—	—
Non-vested RSAs, June 30, 2025	7,812	$16.45

As of June 30, 2025, there was $89,333 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 1.21 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the six months ended June 30 2025:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSUs, January 1, 2025	717,829	$10.47
Granted	626,783	19.55
Vested	(129,951)	8.53
Forfeited	(44,596)	12.14
Non-vested RSUs, June 30, 2025	1,170,065	$15.51

Vested RSUs undelivered June 30, 2025	93,750	$16.40

To date, RSUs have only been granted to employees and consultants in accordance with the Company’s 2018 Equity Incentive Plan. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units are to be settled on January 1, 2026.

As of June 30, 2025, there was $15,352,732 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.37 years.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of June 30, 2025, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

NOTE 14 – SEGMENT REPORTING

During the first quarter of 2025, the Company expanded on its treasury strategy and began mining digital assets. The Company determined these activities met the criteria of an operating segment. The Company operates as two operating and reporting segments (i) energy management platform, and (ii) mining of digital assets, namely, the development and commercialization of energy management technologies, batteries and other components across a range of applications, and the mining of bitcoin. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, reviews profit and loss information on a consolidated basis in order to assess performance, make decisions about the allocation of operating and capital resources, and evaluate pricing strategies related to the energy management platform. The CODM is not regularly provided disaggregated expense information, other than the expense information included in the consolidated statements of operations. The CODM reviews financial information for mining digital assets separately from the financial information related to the energy management platform for making decisions, allocating resources and assessing financial performance, as well as making strategic operational decisions and managing the organization.

The Company does not have intra-entity sales or transfers.

The CODM does not consider gains and losses associated with digital assets when reviewing the results of operations, or allocating resources to the Company’s operating segments. Gains and losses associated with the Company’s digital assets (which is a corporate treasury function and is not considered an operating segment) are presented separately from segment net income.

Beginning in 2025, the Company has broken out a Corporate & Other category, which is not considered an operating segment, and includes the changes in fair value of the Company’s digital asset holdings.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the breakout of the operations of the energy management and digital asset mining segments for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30, 2025				June 30, 2024
	Energy				Energy
	Management	Bitcoin	Corporate &		Management	Bitcoin	Corporate &
	Platform	Mining	Other	Total	Platform	Mining	Other	Total
Revenue	$2,533,902	$1,439,095	$—	$3,972,997	$2,432,005	$—	$—	$2,432,005
Cost of revenue	1,836,023	1,423,264	—	3,259,287	1,859,377	—	—	1,859,377
Gross Profit	697,879	15,831	—	713,710	572,628	—	—	572,628
Operating Expenses
Research and development	2,436,754	—	—	2,436,754	1,305,186	—	—	1,305,186
Selling, general, and administrative	6,941,599	—	—	6,941,599	4,594,500	—	—	4,594,500
Impairment expense	786,397	—	—	786,397	—	—	—	—
Total Operating Expenses	10,164,750	—	—	10,164,750	5,899,686	—	—	5,899,686
Segment Net Loss	(9,466,871)	15,831	—	(9,451,040)	(5,327,058)	—	—	(5,327,058)
Other (Expense) Income
Other segment (expense) income(1)	225,529	—	—	225,529	(563,470)	—	—	(563,470)
Change in fair value of digital assets	—	—	17,367,660	17,367,660	—	—	—	—
Total Other Expense, net	225,529	—	17,367,660	17,593,189	(563,470)	—	—	(563,470)
Net Loss	$(9,241,342)	$15,831	$17,367,660	$8,142,149	$(5,890,528)	$—	$—	$(5,890,528)

	For the Six Months Ended
	June 30, 2025				June 30, 2024
	Energy				Energy
	Management	Bitcoin	Corporate &		Management	Bitcoin	Corporate &
	Platform	Mining	Other	Total	Platform	Mining	Other	Total
Revenue	$4,732,754	$1,688,849	$—	$6,421,603	$4,181,109	$—	$—	$4,181,109
Cost of revenue	3,738,284	1,763,264	—	5,501,548	3,097,692	—	—	3,097,692
Gross Profit	994,470	(74,415)	—	920,055	1,083,417	—	—	1,083,417
Operating Expenses
Research and development	4,886,654	—	—	4,886,654	2,259,811	—	—	2,259,811
Selling, general, and administrative	13,573,072	—	—	13,573,072	8,807,401	—	—	8,807,401
Impairment expense	1,355,174	—	—	1,355,174	—	—	—	—
Total Operating Expenses	19,814,900	—	—	19,814,900	11,067,212	—	—	11,067,212
Segment Net Loss	(18,820,430)	(74,415)	—	(18,894,845)	(9,983,795)	—	—	(9,983,795)
Other (Expense) Income
Other segment (expense) income(1)	611,276	—	—	611,276	(915,609)	—	—	(915,609)
Change in fair value of digital assets	—	—	7,619,060	7,619,060	—	—	—	—
Total Other Expense, net	611,276	—	7,619,060	8,230,336	(915,609)	—	—	(915,609)
Net Loss	$(18,209,154)	$(74,415)	$7,619,060	$(10,664,509)	$(10,899,404)	$—	$—	$(10,899,404)

	As of
	June 30, 2025				December 31, 2024
	Energy				Energy
	Management	Bitcoin	Corporate &		Management	Bitcoin	Corporate &
	Platform	Mining	Other	Total	Platform	Mining	Other	Total
Segment Assets
Cash	$20,570,108	$—	$—	$20,570,108	$29,831,858	$—	—	$29,831,858
Digital assets	—	—	99,489,102	99,489,102	—	—	20,281,184	20,281,184
All other assets	21,404,002	—	—	21,404,002	12,814,145	—	—	12,814,145
Total Assets	$41,974,110	$—	$99,489,102	$141,463,212	$42,646,003	$—	$20,281,184	$62,927,187

(1) Other segment expenses and losses include interest income, interest expense, amortization of debt discount, gain (loss) on extinguishment of debt and change in fair value of accrued issuable equity.

Geographic Information

As of June 30, 2025, $107,090,334 of the Company’s long-lived assets are located in the U.S., and $3,325,045 are in a foreign nation.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2024, all of the Company’s long-lived assets were located in the U.S.

During the three and six months ended June 30, 2025, $1,117,959 and $2,166,368 of revenue was generated from foreign entities. During the three and six months ended June 30, 2024, $288,888 and $417,449 of revenue was generated from foreign entities.

NOTE 15 - SUBSEQUENT EVENTS

Loan Agreement

In early July 2025 the Company secured a $20 million credit facility with its digital assets custodian (the “Custodian”). On July 8, 2025, the Company entered into an agreement (the “Loan Agreement”) pursuant to which the Company borrowed $8 million and segregated 232 bitcoin as collateral against this loan. Of the $8 million borrowed, $6.7 million was used to purchase 61.4 Bitcoin. As of August 12, 2025 the Company repaid $1.2 million and $42 thousand in principal and interest, respectively.

At the Market Offering

During the period from July 1, 2025 through August 12, 2025, the Company issued 1.6 million shares of common stock for gross proceeds of $10.7 million pursuant to the ATM.

Digital Assets

During the period from July 1, 2025 through August 12, 2025, the Company purchased 90.0 Bitcoin, at an average cost of $108,889 per Bitcoin. During the period from July 1, 2025 through August 12, 2025, the Company has earned 17.69 Bitcoin from mining services.

Digital Asset Mining Lease Agreement

On July 30, 2025, the Company entered into a one year lease agreement (the “Fourth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $2.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2025, unless disclosed elsewhere in this Quarterly Report.

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

In addition to KULR’s commitment to its Bitcoin Treasury Strategy (see “Our Bitcoin Acquisition Strategy” section below), KULR’s business model continues to evolve from being a component supplier, to providing more design and testing services to our customers. The next step of evolution is to provide total system solutions to address market needs. In order to scale up as a systems provider more quickly and efficiently in (i) the Li-ion battery energy storage and recycling markets, (ii) battery cell design and safety testing, and (iii) advanced thermal management systems, such as hypersonic vehicles, KULR will actively seek partners for joint venture, technology licensing and other strategic partnership models. The goal is to leverage the Company’s thermal design technology expertise to create market leading products, which KULR will take to market directly to capture more value for KULR shareholders.

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

KULR ONE Space

The KULR ONE Space (K1S) platform is the more mature of the KULR ONE architectures and is currently leveraged by multiple customers for upcoming space exploration missions which require energy storage with thermal runaway safe designs. The K1S is built upon a passively propagation resistant and flame arresting (PPRFA) architecture. This architecture, combined with KULR’s utilization of MOLICEL lithium-ion cells, provides one of the safest and highest performing off-the-shelf space flight battery designs available today. The 400 series of the K1S platform serves as the first ever true commercial off-the-shelf offering of a 20793 rated battery. Final certification is pending NASA’s approval processes associated with the Artemis II mission slated for 2026.

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

Recent Developments

Bitcoin Treasury Strategy

During the three months ended June 30, 2025, the Company purchased 244.36 Bitcoin via trade orders on Coinbase (the prime broker), at an average cost of $103,949 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $25,400,657. During the six months ended June 30, 2025, the Company purchased 693.81 Bitcoin via trade orders on Coinbase at an average cost of $100,748 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $69,900,009. On March 7, 2025, the Company entered into a sixty-day lease agreement (the “First Machine Lease Agreement”) with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on KULR’s behalf, at a total lease cost of $850,000. Additionally, on May 16, 2025, the Company entered into a two hundred and twenty eight-day lease agreement (the “Second Machine Lease Agreement”) with the same digital asset mining services company to operate the 2,500 digital assets mining machines on KULR’s behalf, at a total lease cost of $3,200,000. Furthermore, on June 20, 2025, the Company entered into a one hundred and three-day lease agreement (the “Third Machine Lease Agreement”) with a new digital asset mining services company to operate 3,570 Bitmain Antminer S19 digital assets mining machines on KULR’s behalf, at a total lease cost of $2,756,795. Additionally, on July 30, 2025, the Company entered into a three hundred and sixty five day lease agreement (the “Fourth Machine Lease Agreement”) to operate 1,157 MicroBT Whatsminer M30S++ bitcoin mining machines on KULR’s behalf, at a total lease cost of $2,646,250.

Through June 30, 2025, 17.29 bitcoin have been earned pursuant to the Machine Lease Agreements, at an average value of $97,685 per bitcoin. During the period from July 1, 2025 through August 12, 2025, the Company purchased 90.0 Bitcoin, at an average cost of $108,889 per Bitcoin, and earned 17.69 Bitcoin from mining services. See the section “Our Bitcoin Acquisition Strategy” below for further information regarding our Bitcoin purchases, including the source of capital used to purchase Bitcoin.

At the Market Offering

On January 24, 2025, the Company increased the maximum aggregate at the market (“ATM”) offering amount of the shares of the Company’s common stock issuable under the ATM by an additional $50 million, bringing the total aggregate offering amount to $146 million. On May 30, 2025, the Company completed its initial ATM agreement with a total of 14,783,393 shares issued for gross proceeds of $146 million.

On June 9, 2025, the Company entered into a second At the Market Offering agreement (the “second ATM Agreement”) with an agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $300 million in ATM offerings through or to the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold pursuant to the ATM Agreement. During the six months ended June 30, 2025, the Company issued a total of 6,258,415 shares of common stock pursuant to the ATMs for aggregate gross proceeds of $89,484,074.

During the period from July 1, 2025 through August 12, 2025, the Company issued 1.6 million shares of common stock for gross proceeds of $10.7 million pursuant to the ATM.

Issuance of Non-Convertible Series A Voting Preferred Stock

On January 16, 2025, the Board of Directors of the Company (the “Board”) approved the issuance of an additional 270,000 shares of Non-Convertible Series A Voting Preferred Stock (“Series A Voting Preferred”) to the Chief Executive Officer (“CEO”), bringing his total holdings up to 1,000,000 shares of Series A Preferred Stock. The issuance is subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-Convertible Series A Voting Preferred Stock in the event the CEO is removed from any position with the Company or resigns from all positions with the Company. This conditional arrangement is designed to ensure that the voting power conferred by the Series A Voting Preferred Stock remains tied to the active leadership of the Company. This underscores the Board’s commitment to maintaining alignment with the long-term interests of the Company and its stockholders.

The Independent Members of the Board have determined that the issuance represents a pivotal strategic move to reinforce and enhance the Company’s flexibility to optimize the Company’s negotiating position in any potential current and/or future engagements with commercial, financial, and/or strategic parties, and to provide defenses against potential hostile third-party actions.

Appointment of New Directors

Effective June 6, 2025, the Board increased the number of directors to five and appointed Messrs. Shawn Canter and Aron Schwartz to serve as members of the Board. Messrs. Canter and Schwartz will serve as members of the Board until the next annual meeting of the Company’s stockholders, and until their successors are elected and qualified or until their earlier death, resignation or removal. In addition, Mr. Schwartz was appointed as the Chair of the Board’s Compensation Committee and a member of each of the Audit Committee and Nominating and Corporate Governance Committee.

In connection with Mr. Schwartz’ appointment, the Company agreed to pay Mr. Schwartz cash compensation equal to $95,000 per year and to issue 13,130 restricted stock units (“RSUs”) of the Company’s common stock, which shares shall vest in two equal increments every six months following June 6, 2025, subject to Mr. Schwartz’s continued service with the Company through each applicable vesting date and such RSUs becoming issuable upon the Company’s shareholder approval of a new equity incentive plan. Mr. Canter will not receive additional compensation for his duties on the Board.

Non-Executive Director Compensation

Effective June 6, 2025, the Board of Directors of the Company approved a cash compensation adjustment and the grant of restricted stock units to the non-executive members of the Board as follows: (i) Dr. Joanna Massey, the Company’s Lead Director, cash compensation equal to $120,000 per year and to issue 13,130 RSUs of the Company’s common stock, which shares shall vest in two equal increments every six months following June 6, 2025, subject to Ms. Massey’s continued service with the Company through each applicable vesting date and such RSUs becoming issuable upon the Company’s shareholder approval of a new equity incentive plan; and (ii) Ms. Donna Grier, the Company’s Audit Committee chair, cash compensation equal to $97,500 per year and to issue 13,130 RSUs of the Company’s common stock, which shares shall vest in two equal increments every six months following June 6, 2025, subject to Ms. Grier’s continued service with the Company through each applicable vesting date and such RSUs becoming issuable upon the Company’s shareholder approval of a new equity incentive plan.

Reverse Stock Split

On June 20, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-8 reverse stock split of the shares of the Company’s common Stock, effective on June 23, 2025 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every eight shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of common stock under the Company’s Certificate of Incorporation, as amended, remained unchanged.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect the Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the Reverse Stock Split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of common stock reserved for future issuance under the Company’s 2018 Equity Incentive Plan.

Credit Agreement

On July 1, 2025, the Company, entered into a Master Loan Agreement (the “Master Loan Agreement”) with Coinbase Credit, Inc., a Delaware corporation, and Coinbase, Inc., a Delaware corporation, acting in its principal capacity and as agent for each of its affiliates (each, a “Coinbase Entity” and together the “Lender”). The Master Loan Agreement governs separate loan transactions (each, a “Loan”) whereby the Lender may, from time to time, lend to the Company (i) specified quantities of digital assets or (ii) cash in U.S. dollars (collectively, “Loaned Assets”). Each Loan will be documented by a written confirmation setting forth the asset type, principal amount, loan fee rate, maturity profile and any other negotiated terms. The Master Loan Agreement provides for a multiple-draw term facility, with no fixed aggregate cap on the amount that can be borrowed. A Loan shall only be deemed to commence once the Lender transfers the Loaned Assets to the Company; and the Company simultaneously pledges the required collateral. Each Loan shall be documented by a written confirmation that sets forth, among other matters, the principal amount, asset type, commencement date, loan-fee rate and any other mutually agreed terms. The Company shall grant the Lender a continuing first-priority security interest in the collateral.

On July 8, 2025, the Company borrowed $8.0 million in cash (the “Initial Drawdown”) under the Master Loan Agreement. The Initial Drawdown is the first advance against the revolving credit facility established by the Master Loan Agreement. The Initial Drawdown bears an 8% loan fee. The Company’s obligations are secured by a first-priority security interest at collateral-coverage ratio of about 156.25% of the outstanding principal amount, or 166 BTC. The Initial Drawdown is subject to the terms and conditions of the Master Loan Agreement.

Mining Operations

On July 9, 2025, Company announced that it had successfully deployed 3,570 Bitmain S19 XP 140T Bitcoin mining machines at facilities located in Asuncion, Paraguay, thereby boosting the Company’s operational capacity to 750 petahash per second (PH/s) across multiple mining locations. This deployment underscores KULR’s dual acquisition strategy of both mining Bitcoin and purchasing it on the open market.

On July 30, 2025, Company announced that it had successfully deployed 1,157 MicroBT Whatsminer M30S++ Bitcoin mining machines at facilities located in Asuncion, Paraguay, thereby boosting the Company’s operational capacity to 125 petahash per second (PH/s) across multiple mining locations. This deployment underscores KULR’s dual acquisition strategy of both mining Bitcoin and purchasing it on the open market.

Retirement of Executive Officer

Effective as of August 15, 2025, the Vice President of Engineering, Mr. Michael G. Carpenter, resigned from all positions of the Company in connection with his planned retirement. Mr. Carpenter’s decision to retire was not due to any disagreement with the Company on any matter relating the Company’s operations, policies, or practices. Mr. Carpenter served as KULR’s Vice President of Engineering since June 2017.

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

Risks Associated with the Tariff War

Geopolitical developments, such as the recent changes in tariff policies by the United States and the retaliatory tariff and non-tariff responses by other countries, especially with European Union, China, Canada and Mexico, the prospect of further changes in tariff and trade policies add an additional negative affect on the supply chain. The increased tariffs imposed by the U.S. and other countries could have an adverse effect on our supply chain if the imposition of tariffs impact the availability of goods, potentially causing financial difficulty for our direct or indirect customers and reduced demand of our products. A continuation of these tariffs could have adverse changes in international trade policies and relations. Tariffs could increase the cost of our products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to our operations. In addition, potential mitigation strategies could increase costs that a company may not be able to recover.

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

Results of Operations

Three and Six Months Ended June 30, 2025, Compared With Three and Six Months Ended June 30, 2024

Revenue

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product sales	$1,978,066	$1,134,769	$3,138,625	$1,749,862
Contract services	555,836	1,297,236	1,594,129	2,431,247
Mining of digital assets	1,439,095	—	1,688,849	—
Total Revenue	$3,972,997	$2,432,005	$6,421,603	$4,181,109

For the three months ended June 30, 2025 and 2024, we generated $3,972,997 and $2,432,005 of revenues from 30 and 27 customers, respectively, representing an increase of $1,540,992, or 63%. For the six months ended June 30, 2025 and 2024, we generated $6,421,603 and $4,181,109 of revenues from 43 and 48 customers, respectively, representing an increase of $2,240,494, or 54%.

Revenue from product sales during the three months ended June 30, 2025, increased by $843,297 or 74% compared to the three months ended June 30, 2024. We had 25 product sales customers in the second quarter of 2025, compared with 15 in the second quarter of 2024. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit battery cells and devices, patented TRS technology, thermal fiber thermal interface materials, KULR SafeCases, and exoskeleton devices. The increase in revenue was driven primarily by contracts with two new customers we did not have contracts with during the three months ended June 30, 2024.

Revenue from product sales during the six months ended June 30, 2025, increased by $1,388,763 or 79% compared to the six months ended June 30, 2024. We had 32 product sales customers in the first six months of 2025, compared with 36 in the first six months of 2024. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit battery cells and devices, patented TRS technology, thermal fiber thermal interface materials, KULR SafeCases, atmospheric water generators and exoskeleton devices. Although the number of customers decreased, the increase in revenue was driven primarily by contracts with three new customers we did not have contracts with during the six months ended June 30, 2024.

Revenue from contract services during the three months ended June 30, 2025, decreased by $741,400 or 57% compared to the three months ended June 30, 2024. The decrease in revenue is primarily due to two large contracts earned in the second quarter of 2024 for which generated $681,736 of service revenues. We had 12 contract services customers in the second quarter of 2025, compared with 14 in the second quarter of 2024. Service revenue includes unique engineering design and testing projects customized for specific customers.

Revenue from contract services during the six months ended June 30, 2025, decreased by $837,118 or 34% compared to the six months ended June 30, 2024. We had 23 contract services customers in the first six months of 2025, compared with 21 in the first six months of 2024. The decrease in revenue is primarily due to 7 large contracts earned during 2024 which generated $1,643,751 of service revenues. Service revenue includes unique engineering design and testing projects customized for specific customers.

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

Revenue from mining digital assets during the three and six months ended June 30, 2025, was $1,439,095 and $1,688,849, respectively. The initial mining contract was entered into on March 7, 2025 and expanded throughout the second quarter of 2025, as previously described. For the six months ended June 30, 2025, we earned 17.28 bitcoin from mining operations. There was no mining of digital assets revenue recognized prior to March 7, 2025.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consisted of the cost of our products, labor expenses directly related to product sales or contract services, and lease costs incurred pursuant to the Machine Lease Agreement in connection with mining digital assets.

Product mix plays an important part in our reported average margins for any period. Because we are introducing new products and contract services at an early stage in our development cycle the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

For the three months ended June 30, 2025 and 2024, cost of revenues was $3,259,287 and $1,859,377, respectively, representing an increase of $1,399,910 or 75%. For the three months ended June 30, 2025 and 2024, gross profit was $713,710 and $572,628, respectively, an increase of $141,082 or 25%. Our gross profit margins were 18% and 24% during the three months ended June 30, 2025 and 2024, respectively. The decrease in the current period profit margin resulted primarily from increased hours spent on service contracts and an increase in costs related to digital assets mining leases. For the three months ended June 30, 2025, our gross profit margins for product sales, contract services and digital assets mining were 49%, (48%), and 1%, respectively. For the three months ended June 30, 2024, our gross profit margins for product sales and contract services were 18% and 28%, respectively. There was no revenue from digital assets mining during 2024.

For the six months ended June 30, 2025 and 2024, cost of revenues was $5,501,548 and $3,097,692, respectively, representing an increase of $2,403,856 or 78%. For the six months ended June 30, 2025 and 2024, gross profit was $920,055 and $1,083,417, respectively, a decline of $163,362 or 15%. Our gross profit margins were 14% and 26%, during the six months ended June 30, 2025 and June 30, 2024, respectively. The decrease in the current period gross profit margin resulted primarily from increased hours spent on service contracts and an increase in costs related to digital assets mining leases. For the six months ended June 30, 2025 and 2024, our gross profit margins for product sales, contract services and digital assets mining were 59%, (54%), and (4%), respectively. For the six months ended June 30, 2024, our gross profit margins for product sales and contract services were 11% and 37%, respectively.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery. Research and development expenses are charged to operations as incurred.

For the three months ended June 30, 2025 and 2024, R&D expenses were $2,436,754 and $1,305,186, respectively, representing an increase of $1,131,568 or 87%. The increase was comprised primarily due to planned increases in R&D services and new hires in 2025, and an increase in stock-based compensation from additional awards granted in 2025.

For the six months ended June 30, 2025 and 2024, R&D expenses were $4,886,654 and $2,259,811, respectively, representing an increase of $2,626,843 or 116%. The increase was primarily attributable to planned increases in R&D services and new hires in 2025, and an increase in stock-based compensation from new awards granted in 2025.

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

For the three months ended June 30, 2025 and 2024, selling, general and administrative expenses were $6,941,599 and $4,594,500, respectively, representing an increase of $2,347,099 or 51%. The increase is primarily due to planned investments to support our growth related activities, including additional advertising and marketing services, professional and consulting fees, and increased salaries and stock-based compensation from new hires and new grants awarded in 2025.

For the six months ended June 30, 2025 and 2024, selling, general and administrative expenses were $13,573,072 and $8,807,401, respectively, representing an increase of $4,765,671 or 54%. The increase is primarily due to planned investments in growth related activities that we anticipate will accelerate our growth going forward, including additional advertising and marketing services, professional and consulting fees, travel related expenses, and increased salaries and stock-based compensation from new hires and new grants awarded in 2025.

Impairment Expense

For the three and six months ended June 30, 2025, impairment expenses were $786,397 and $1,355,174, respectively, due to the write-off of equipment deposits. There were no impairment expenses for the three and six months ended June 30, 2024.

Other Income (Expense)

For the three months ended June 30, 2025 and 2024, other income (expense), net was $17,593,189 and $(563,470), respectively, representing an increase of $18,156,659. The change is primarily attributable to the $17,367,660 unrealized gain on Bitcoin holdings due to the three-month change in market price of Bitcoin from $82,560 on March 31, 2025, to $107,176 on June 30, 2025, a decrease of $527,199 for amortization of debt discount in connection with merchant cash advances, an increase of $168,975 from interest earned from the licensing agreements, an increase of $61,415 for the change in fair value of accrued issuable equity, and a decrease of $31,410 in interest expense due to the full repayment of the prepaid advance liability on March 27, 2024.

For the six months ended June 30, 2025 and 2024, other income (expense), net, was $8,230,336 and $(915,609), respectively, representing an increase of $9,145,945. The change is primarily attributable to the $7,619,060 unrealized gain on Bitcoin holdings due to the six-month change in market price of Bitcoin, from $93,384 on December 31, 2024, to $107,176 on June 30, 2025, a decrease of $619,398 for amortization of debt discount in connection with merchant cash advances, an increase of $337,399 from interest earned from the licensing agreements, an increase of $335,015 for the change in fair value of accrued issuable equity, a decrease of $153,715 in interest expense due to the full repayment of the prepaid advance liability on March 27, 2024, and an increase of $81,358 from the gain on debt extinguishment.

Our Bitcoin Acquisition Strategy

In December 2024, we adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding bitcoin using cash that exceeds our working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. For example, we began issuing shares under our “at-the-market” offering program in the second half of 2024, and entered into a second ATM Agreement on June 9, 2025, to issue shares of common stock for aggregate gross proceeds of up to $300 million, and used proceeds from these capital markets transactions to acquire bitcoin. We view our bitcoin holdings as long term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional bitcoin purchases. This overall strategy also contemplates that we could periodically leverage or sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

On March 7, 2025, the Company entered into a sixty-day Machine Lease Agreement with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on our behalf, at a total lease cost of $850,000. Additionally, on May 16, 2025, the Company entered into a two hundred and twenty eight-day lease agreement (the “Second Machine Lease Agreement”) with the same digital asset mining services company to operate the 2,500 digital assets mining machines on KULR’s behalf, at a total lease cost of $3,200,000. Furthermore, on June 20, 2025, the Company entered into a one hundred and three-day lease agreement (the “Third Machine Lease Agreement”) with a new digital asset mining services company to operate 3,570 Bitmain Antminer S19 digital assets mining machines on KULR’s behalf, at a total lease cost of $2,756,795. Through June 30, 2025, 17.29 bitcoin have been earned pursuant to the Machine Lease Agreements, at an average value of $97,685 per bitcoin.

The following table presents bitcoin activity during the six months ended June 30, 2025.

			Weighted
			Average
	Digital Assets(1)	Bitcoin Held	Per Bitcoin
Fair value as of December 31, 2024	$20,281,184	217.18	$93,384
Digital assets purchased	69,900,009	693.81	100,748
Digital assets mined	1,688,849	17.29	97,678
Change in fair value of digital assets	7,619,060
Fair value as of June 30, 2025	$99,489,102	928.28	$107,176

(1) The source of capital used to purchase Bitcoin was primarily proceeds from ATM offerings.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash balances of $20,570,108 and $29,831,858, respectively, and working capital of $27,303,994 and $29,498,421, respectively. As of June 30, 2025 and December 31, 2024, we also had Bitcoin holdings of $99,489,102 and $20,281,184, respectively.

For the six months ended June 30, 2025 and 2024, net cash used in operating activities was $21,720,717 and $9,198,453, respectively. Our net cash used in operations for the six months ended June 30, 2025, was primarily attributable to our net loss of $10,664,509, adjusted for non-cash gains in the aggregate amount of $4,156,178, plus $6,900,030 of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operations for the six months ended June 30, 2024, was primarily attributable to our net loss of $10,899,404, adjusted for non-cash expenses in the aggregate amount of $3,970,681, plus $2,269,730 of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2025 and 2024, net cash used in investing activities was $73,637,042 and $163,023, respectively. Net cash used in investing activities during the six months ended June 30, 2025, was related to investments in digital assets of $69,900,009, investment in preferred stock of $3,325,045, purchases of property and equipment of $334,648, and deposits paid for purchases of property and equipment of $77,340. Net cash used in investing activities during the six months ended June 30, 2024, was related to purchases of property and equipment.

For the six months ended June 30, 2025 and 2024, net cash provided by financing activities was $86,096,009 and $9,183,655, respectively. Net cash provided by financing activities during the six months ended June 30, 2025, was primarily due to net proceeds from ATM equity financing totaling $89,484,074, partially offset by issuance costs on ATM equity financing of $2,239,735, notes payable repayments of $577,674, and payments for deferred financing costs of $577,000. Net cash provided by financing activities during the six months ended June 30, 2024, was due to proceeds from SEPA Advance Notices totaling $9,104,950, and net proceeds from notes payable totaling $1,730,000, partially offset by notes payable repayments of $1,525,195 and issuance costs on notes payable of $126,100.

Future cash requirements for our current liabilities include approximately $3,044,167 for accounts payable and accrued expenses and $493,061 for future payments under operating and finance leases. Future cash requirements for long-term liabilities include $1,269,657 for future payments under operating and finance leases.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. We have a history of recurring net losses and recurring use of cash in operations. During the six months ended June 30, 2025, the Company received gross proceeds of $89,484,074 pursuant to the ATM. Given our cash balance and our liquid digital asset holdings as of June 30, 2025, there is no substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these condensed consolidated financial statements are available to be issued.

While no assurance can be provided that we will be successful in raising additional capital from the ATM, during the period from July 1, 2025 through August 12, 2025, the Company issued 1.6 million shares of common stock for gross proceeds of $10.7 million pursuant to the ATM.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our condensed consolidated financial statements that require estimation but are not deemed critical, as defined above.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), a description of certain risks and uncertainties that could affect the Company’s business, future performance, bitcoin holdings, or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our Form 10-K filed with the SEC, except as described below. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Risks Related to Digital Assets

Fluctuations in Quarterly Financial Results

Our quarterly financials results may fluctuate, in part, as a result of fluctuations in the price of bitcoin, of which we have significant holdings and with respect to which we expect to continue to make significant future purchases, and potential fair value changes associated therewith; the incurrence of tax liabilities on future unrealized gains on our bitcoin; and our profitability and expectations for future profitability and their effect on our deferred tax balances and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made, as well as increases or decreases in our unrecognized tax benefits.

Limited Ability to Adjust Expenses

We expect to use proceeds from equity or debt financings to pay our expenses and satisfy our liquidity needs that are in excess of our operating cash flows. If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations. Such actions could cause significant variation in our financial results in any quarter.

Risks Related to ownership of our Common Stock

We completed a Reverse Stock Split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

We completed a Reverse Stock Split of our common stock by a ratio of 1-for-8 effective June 23, 2025. The primary objective of the Reverse Stock Split was to attempt to raise the per share trading price of our common stock. We believe that a low per share market price of our common stock impairs our marketability to, and acceptance by, institutional investors and other members of the investing public and creates a negative impression of us.

Reducing the number of outstanding shares of our common stock through the Reverse Stock Split increased the per share trading price of our common stock. However, there is no assurance that:

●	the market price per share of our common stock after the Reverse Stock Split will rise in proportion to the reduction in the number of shares outstanding before the Reverse Stock Split;
●	the Reverse Stock Split will result in a per-share price that would attract brokers and investors who do not trade in lower-priced stocks;
●	the Reverse Stock Split will result in a per-share price that will increase our ability to attract and retain employees and other service providers; or
●	the Reverse Stock Split will promote greater liquidity for our stockholders with respect to their shares.

In addition, the Reverse Stock Split reduced the number of outstanding shares of our common stock without reducing the authorized number of shares of our common stock. Therefore, the number of shares of our common stock that are authorized and unissued has increased relative to the number of issued and outstanding shares of our common stock following the Reverse Stock Split. Our Board of Directors may authorize the issuance of the remaining authorized and unissued shares without further stockholder action for a variety of purposes, except as such stockholder approval may be required in particular cases by our Amended and Restated Certificate of Incorporation, applicable law or the rules of any stock exchange on which our securities may then be listed. The issuance of additional shares would be dilutive to our existing stockholders and may cause a decline in the trading price of our common stock. The issuance of authorized but unissued shares of common stock could be used to deter a potential takeover of us that may otherwise be beneficial to stockholders by diluting the shares held by a potential suitor or issuing shares to a stockholder that will vote in accordance with our Board of Directors’ desires. A takeover may be beneficial to independent stockholders because, among other reasons, a potential suitor may offer such stockholders a premium for their shares of stock compared to the then-existing market price. We do not have any plans or proposals to adopt provisions or enter into agreements that may have material anti-takeover consequences.

The market price of our common stock is based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

Our Chairman and CEO owns our Series A Voting Preferred Stock and will be able to exert significant control over matters subject to stockholder approval.

Michael Mo, our Chairman and CEO, currently beneficially owns 2,668,612 shares of common stock and 1,000,000 shares of Series A Voting Preferred Stock that provide him with 72.76% of the voting power of our voting stock. Therefore, even after further offerings, he will have the ability to substantially influence us through this ownership position. For example, he may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. His interests may not always coincide with our corporate interests or the interests of other stockholders, and he may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. So long as he continues to own a significant amount of our equity, he will continue to be able to strongly influence or effectively control our decisions.

Changes in trade policies, including tariffs, could adversely affect our business.

Geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for, or attractiveness of, such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Countries also could adopt restrictive trade measures, such as tariffs, laws and regulations concerning investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, employment regulations and the repatriation of earnings and controls on imports or exports of goods, technology, or data, any of which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results. For example, the U.S., China and other countries continue to implement restrictive trade actions, including tariffs, export controls, sanctions, legislation favoring domestic investment and other actions impacting the import and export of goods, foreign investment and foreign operations in jurisdictions in which we operate.

Recently, the United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, Japan and Mexico, among others. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. The United States has and may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States. We are actively monitoring and evaluating the development and potential impacts of tariffs on our supply chain and results of operations. We maintain operations worldwide, including the jurisdictions impacted by the recently announced and contemplated tariffs. If the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, we expect that such actions could negatively impact our revenue growth and margins in future periods through increased costs, decreased demand and other adverse economic impacts. We could also experience increased material cost inflation and component shortages, as well as disruptions and delays in our supply chain. The net effect of these actions will depend on our ability to successfully mitigate and offset their impact, which may not be effective.

Trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to invest capital, which could impair our future growth. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

If significant tariffs or other restrictions are placed on products or materials we import, or any related counter-measures are taken by foreign countries, our revenue and results of operations may be materially harmed.

Tariffs and other trade restrictions-such as those imposed or threatened by the U.S. on goods from China and other countries-have increased uncertainty in global trade and may materially impact our operations. Several countries, including China, have responded with retaliatory tariffs and other counter-measures, which could escalate further. These actions affect products and raw materials we import and may result in higher input costs, supply chain disruptions and reduced competitiveness. The extent of the impact on our financial condition and results of operations will depend on the scope and duration of these tariffs and related trade policies, as well as our ability to mitigate associated cost pressures.

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

The U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.

We are and may continue to be subject to short selling strategies.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, may short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market.

We are, and may in the future be, the subject of unfavorable allegations made by short sellers. For example, in April 2025, we were the subject of negative commentary from a short seller that alleged, among other things, that we made misleading statements regarding our financial performance, partnerships, customer contracts and pipeline, improperly inflated our revenue, and delivered unrealistic projections. We may in the future become subject to additional unfavorable reports.

Any such allegations may be followed by periods of instability in the market price of our shares of common stock and could have a significant adverse impact on our reputation. We may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law or issues of commercial confidentiality. In addition, any related inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC or the U.S. Department of Justice, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations. Such a situation could be costly and time-consuming and could distract our management from operating our business. We have not received any inquiry from any governmental agencies relating to the allegations in the recent short seller report, but we cannot predict that there will not be any inquiries in the future, which may at such time have a negative effect on our business and results of operations. Even if such allegations are ultimately proven to be groundless, allegations against us could adversely impact our business, and cause downward pressure and increased volatility in the price of our shares of common stock.

Risks Relating to Our Bitcoin Treasury Strategy and Holdings

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our Bitcoin treasury strategy exposes us to various risks associated with Bitcoin.

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $50,000 per Bitcoin and above $123,000 per Bitcoin on the Coinbase exchange in the 12 months preceding the date of this quarterly report on Form 10-Q. The trading price of Bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we have not historically hedged our Bitcoin holdings and have not adopted a hedging strategy with respect to Bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate and may, in the future, adopt a hedging strategy with respect to Bitcoin.

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

Our Bitcoin holdings may significantly impact our financial results and the market price of our common stock. Our Bitcoin holdings may significantly affect our financial results and if we continue to increase our overall holdings of Bitcoin in the future as we execute on our treasury strategy, our Bitcoin holdings may have an even greater impact on our financial results and the market price of our common stock. In the first quarter of 2025, a decrease in the price of Bitcoin resulted in a $9.75 million decrease in the fair value of our Bitcoin holdings, whereas in the second quarter of 2025, an increase in the price of Bitcoin resulted in an $7.62 million increase in the fair value of our Bitcoin holdings. We recognize these changes in fair value in other income (expense), net in our condensed consolidated statements of operations. See “—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our Bitcoin holdings” below.

Our Bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. We only adopted our Bitcoin treasury strategy in December 2024 and will need to continually examine the risks and rewards of this strategy. This Bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe Bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of Bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our Bitcoin treasury strategy or actions we undertake to implement it. If Bitcoin prices were to decrease or our Bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the Bitcoin we own in a custody account at a U.S.-based, institutional-grade custodian and negotiating contractual arrangements intended to establish that our property interest in custodially-held Bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Bitcoin and this may ultimately result in the loss of the value related to some or all of such Bitcoin. Even if we are able to prevent our Bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of Bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Bitcoin, limit the availability to us of financing collateralized by Bitcoin, or create or expose additional counterparty risks.

Changes in our ownership of Bitcoin could have accounting, regulatory and other impacts. While we currently own or will own Bitcoin directly, we may investigate other potential approaches to owning Bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns Bitcoin). If we were to own all or a portion of our Bitcoin in a different manner, the accounting treatment for our Bitcoin, our ability to use our Bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of Bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively effected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of Bitcoin, all of which could negatively affect our business and implementation of our Bitcoin strategy.

Changes in the accounting treatment of our Bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which we have adopted, and which requires us to measure in-scope crypto assets (including our Bitcoin holdings) at fair value in our balance sheet, and to recognize gains and losses from changes in the fair value of our Bitcoin in net income (loss) each reporting period. We also treat our Bitcoin as long-term capital assets for tax purposes, so we record a valuation allowance for unrealized capital losses, which we reverse if it changes to an unrealized gain, which effects our effective tax rate in a given period. For example, in the first quarter of 2025, we recognized a $9.75 million decrease in the fair value of our Bitcoin holdings (and recorded a valuation for tax purposes), whereas in the second quarter of 2025, we recognized a $7.62 million increase (and reversed the valuation allowance for tax purposes). ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our Bitcoin holdings. Due in particular to the volatility in the price of Bitcoin, we expect the adoption of ASU 2023-08 to continue to have a material impact on our financial results, increase the volatility of our financial results, affect the carrying value of our Bitcoin on our balance sheet, and potentially have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, the current administration’s plans for digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Assets Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. However, the recent change in U.S. administration has resulted in a broader shift overall towards Bitcoin and other digital assets and the SEC has dismissed enforcement actions against Coinbase and Binance, and in June 2025, the U.S. Senate passed the “GENIUS Act” to create a federal framework for “payment stablecoins” among other measures. It is not possible to predict whether, or when, any of these developments will lead to increased or decreased regulations, or whether, or when, any other state or foreign legislative bodies will take actions or change positions with respect to digital assets. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin specifically. The consequences of increased or different regulations of digital assets and digital asset activities could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our common stock. Furthermore, other companies have begun to adopt strategies similar to ours with respect to Bitcoin and other digital assets, and this could result in new laws or regulations, or new interpretations of existing laws or regulations, impacting our Bitcoin treasury strategy, particularly if the adoption of digital asset strategies by other companies continues or accelerates.

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

Actions by U.S. banking regulators have reduced the ability of Bitcoin-related services providers to gain access to banking services and liquidity of Bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for Bitcoin and other digital assets. In addition, while the current U.S. administration has expressed support regarding the development and use of digital assets as the industry has anticipated, the specific regulatory frameworks are still to be developed. Expectations around U.S. digital asset policy, including potential sentiments that the U.S. government is not moving quickly enough or not meeting policy expectations, may adversely affect the price of Bitcoin.

Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin are likely to influence our financial results and the market price of our common stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of Bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in Bitcoin, including due to the various factors described herein;
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, other Bitcoin treasury companies, miners and investors, or of the U.S. or state governments, (ii) actual or expected significant dispositions of Bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin ETPs;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry, for example, (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the Bitcoin ecosystem, including the SEC’s subsequently dismissed enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of Bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the Bitcoin mining process; and (v) activities relating to other cryptocurrencies, including “meme coins”;
●	changes in consumer preferences and the perceived value or prospects of Bitcoin;
●	the recent increase in the number of other companies pursuing a Bitcoin treasury strategy, the abandonment of the strategy by such other companies, the failure by such other companies to satisfy their debt or other financial obligations, market concerns as to the viability or creditworthiness of such other companies, the loss or disposition of substantial Bitcoin by such other companies, regulatory or legal judgments or actions against such other companies due to their adoption of a Bitcoin treasury strategy, or any other similar actions or negative outcomes impacting such other companies, whether due to any of the various risk factors described herein or for any other reason;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed or held in large amounts by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for Bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;
●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of substantial amounts of Bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of Bitcoin;

●	developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of Bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and changes to the amount of data that may be embedded into the Bitcoin blockchain, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect Bitcoin;
●	disruptions, failures, unavailability, or interruptions in service of trading venues for Bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action (which has since been dismissed);
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the DOJ and other federal regulatory agencies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of Bitcoin, including block reward halving events, which are programmed events that occur after a specific period of time that reduce the block reward earned by “miners” who validate Bitcoin transactions, or increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;
●	transaction congestion and fees associated with processing transactions on the Bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East, as well as expectations regarding changes to the regulatory environment, including for the U.S. digital asset industry.

Our historical financial statements prior to adoption of our Bitcoin treasury strategy do not reflect the potential variability in earnings that we have experienced and may experience in the future relating to our Bitcoin holdings.

We adopted our Bitcoin treasury strategy in December 2024. Accordingly, our historical financial statements prior thereto do not reflect the potential variability in earnings that we have experienced and may experience in the future from holding or selling significant amounts of Bitcoin.

The price of Bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our Bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and following our early adoption of ASU 2023-08 we measure our Bitcoin holdings at fair value in our balance sheet recognize gains and losses from changes in the fair value of our Bitcoin in net income each reporting period, which has created and may continue create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of Bitcoin at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Due in particular to the volatility in the price of Bitcoin, our adoption of ASU 2023-08 has increased the volatility of our financial results and it could significantly affect the carrying value of our Bitcoin on our balance sheet. In the first quarter of 2025, a decrease in the price of Bitcoin resulted in a $9.75 million decrease in the fair value of our Bitcoin holdings, whereas in the second quarter of 2025, an increase in the price of Bitcoin resulted in an $7.62 million increase in the fair value of our Bitcoin holdings. As of June 30, 2025, we held 928.28 Bitcoins, which we acquired 910.99 Bitcoins for $90.90 million, inclusive of fees and expenses, and mined 17.29 Bitcoins at a value of $1.69 million, with an aggregate value of $99.49 million due to increase in their fair value of $7.62 million, and $20.57 million in cash, compared to 217.18 Bitcoins with an aggregate fair value of $20.28 million and having $29.83 million in cash as of December 31, 2024.

Because we intend to purchase and mine additional Bitcoin in future periods and increase our overall holdings of Bitcoin, we expect that the proportion of our total assets represented by our Bitcoin holdings will increase in the future. As a result, volatility in our earnings since adoption of our Bitcoin treasury strategy and ASU 2023-08 may be significantly more than what we experienced in prior periods.

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

Although we are an operating company providing technology solutions, and we believe we offer a different value proposition than a passive Bitcoin investment vehicle such as a spot Bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot Bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to Bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot Bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying Bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including Regulation M, and other securities laws, which enable spot Bitcoin ETPs to continuously align the value of their shares to the price of the underlying Bitcoin they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our Bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles that offer economic exposure to Bitcoin, such as Bitcoin futures ETFs and leveraged Bitcoin futures ETFs, any premium or discount in our common stock relative to the value of our Bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot Bitcoin ETPs on U.S. national securities exchanges could have a material adverse effect on the market price of our common stock.

Our Bitcoin treasury strategy subjects us to enhanced regulatory oversight.

As noted elsewhere in these Risk Factors, several spot Bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot Bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our Bitcoin holdings.

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

We may consider issuing debt or other financial instruments that may be collateralized by our Bitcoin holdings. For example, we entered into a Master Loan Agreement with Coinbase Credit, Inc., a Delaware corporation, and Coinbase, Inc., a Delaware corporation, acting in its principal capacity and as agent for each of its affiliates, for a for a multiple-draw term facility, under which the Company borrowed $8.0 million in cash, secured by a first-priority security interest at collateral-coverage ratio of about 156.25% of the outstanding principal amount, or 166 BTC.

We may also consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. These types of Bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other Bitcoin-related transactions we may enter into, beyond simply acquiring and holding Bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

Due to the currently unregulated nature and lack of transparency surrounding the operations of many Bitcoin trading venues, Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Bitcoin trading venues and adversely affect the value of our Bitcoin.

Bitcoin trading venues are relatively new (compared to stock exchanges) and, in many cases, currently unregulated. Even if regulated, such venues may not be complying with such regulations. Furthermore, there are many Bitcoin trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in Bitcoin trading venues, including prominent exchanges that handle a significant volume of Bitcoin trading and/or are subject to regulatory oversight, in the event one or more Bitcoin trading venues cease or pause for a prolonged period the trading of Bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of Bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on currently unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the Bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the Bitcoin market than is commonly understood. Any actual or perceived false trading in the Bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our Bitcoin. Negative perception, a lack of stability in the broader Bitcoin markets and the closure, temporary shutdown or operational disruption of Bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the Bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in Bitcoin and the broader Bitcoin ecosystem and greater volatility in the price of Bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading, and BlockFi filed for bankruptcy, following which the market prices of Bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of Bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. Although these SEC enforcement actions were eventually dismissed, additional enforcement actions could be pursued in the future as regulatory priorities evolve. As the price of our common stock is affected by the value of our Bitcoin holdings, the failure of a major participant in the Bitcoin ecosystem could have a material adverse effect on the market price of our common stock.

The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin treasury strategy.

As of June 30, 2025, we held an aggregate 928.28 Bitcoins, which we acquired for $90.90 million, inclusive of fees and expenses, and mined 17.29 Bitcoins at a value of $1.69 million, and we intend to purchase and mine additional Bitcoin and increase our overall holdings of Bitcoin in the future. The concentration of our Bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin acquisition strategy. Any future significant declines in the price of Bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our financial condition and results of operations.

As a result of our Bitcoin treasury strategy, the majority of our cash is now concentrated in our Bitcoin holdings. Accordingly, the emergence or growth of digital assets other than Bitcoin may have a material adverse effect on our financial condition. While Bitcoin is the largest digital asset by market capitalization as of the date of this quarterly report on Form 10-Q, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to Bitcoin.

Other alternative digital assets that compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In June 2025, the U.S. Senate passed the “GENIUS Act”, which would establish a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to Bitcoin could expand further if the GENIUS Act is signed into law. As of the date of this quarterly report on Form 10-Q, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency or CBDC project was made available to consumers in January 2022, and governments including the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, Bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of Bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

Our Bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the Bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. For example, a number of Bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, the Bitcoin that we hold with our custodian does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation, or FDIC, or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Bitcoin or otherwise generate funds using our Bitcoin holdings, including in particular during times of market instability or when the price of Bitcoin has declined significantly. If we are unable to sell our Bitcoin, enter into additional capital raising transactions using Bitcoin as collateral, or otherwise generate funds using our Bitcoin holdings, or if we are forced to sell our Bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the Bitcoin we own is held in a custody account at a U.S.-based institutional-grade digital asset custodian. Security breaches and cyberattacks are of particular concern with respect to our Bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. In 2025, Coinbase reported that criminals bribed certain of its non-U.S. employees to steal customer data to use in social engineering attacks. A successful security breach or cyberattack could result in:

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

Attacks upon systems across a variety of industries, including industries related to Bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face risks relating to the custody of our Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and cyberattacks or other data loss relating to our Bitcoin.

We hold our Bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our Bitcoin among our custodians, and our Bitcoin holdings may be concentrated with a single custodian from time to time. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our Bitcoin with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the Bitcoin blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodians carry insurance policies to cover losses for commercial crimes, cyber and cold storage, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our Bitcoin holdings may cover only a small fraction of the value of the entirety of our Bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Bitcoin. Moreover, our use of custodians exposes us to the risk that the Bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying Bitcoin as a security could lead to our classification as an “investment company” under the 1940 Act and could adversely affect the market price of Bitcoin and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on a consolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this quarterly report on Form 10-Q.

While senior SEC officials have stated their view that Bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in Bitcoin exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If Bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of Bitcoin that constitute investment assets under the 1940 Act. These steps may include, among others, selling Bitcoin that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our Bitcoin at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if Bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As Bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. See “—Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” elsewhere in these Risk Factors.

If Bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our common stock. See “—Regulatory change reclassifying Bitcoin as a security could lead to our classification as an “investment company” under the 1940 Act, and could adversely affect the market price of Bitcoin and the market price of our common stock” elsewhere in these Risk Factors. Moreover, the risks of us engaging in a Bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our Bitcoin treasury strategy exposes us to risk of non-performance by counterparties.

Our Bitcoin treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of Bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our Bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not adversely impacted our Bitcoin (which was only recently acquired), legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Bitcoin holdings, we would become subject to additional counterparty risks. Although no such strategies are contemplated at this time, we will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our Bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our custodially-held Bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

If our custodially-held Bitcoin are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Bitcoin and this may ultimately result in the loss of the value related to some or all of such Bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd. (each ultimately dismissed), the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of Bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Bitcoin, limit the availability to us of financing collateralized by Bitcoin, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Bitcoin. Even if we are able to prevent our Bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

A temporary or permanent blockchain “fork” to Bitcoin or other crypto assets could adversely affect our business.

Blockchain protocols, including Bitcoin, are open source. Any user can download the software, modify it, and then propose that Bitcoin or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability. A “hard fork” – where there is disagreement among the users about the rules of the network – can have a significant negative impact on value of the crypto asset.

The Bitcoin has been subject to “forks” that resulted in the creation of new networks, including Bitcoin cash ABC, Bitcoin cash SV, Bitcoin diamond, Bitcoin gold and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms, and which can negatively impact the value of the crypto assets. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin, or any of their forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the Bitcoin cash and Bitcoin cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped Bitcoin by virtue of Bitcoin that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

The due diligence procedures conducted by us and our liquidity provider to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.

We execute trades through our U.S.-based liquidity providers, and rely on these third parties to implement controls and procedures to mitigate the risk of transacting with sanctioned entities. While we expect our third party service providers to conduct their business in compliance with applicable laws and regulations and in accordance with our contractual arrangements, there is no guarantee that they will do so. Accordingly, we are exposed to risk that our due diligence procedures may fail. If we are found to have transacted in Bitcoin with bad actors that have used Bitcoin to launder money or with persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Bitcoin by us may be restricted or prohibited.

We rely entirely on third-party mining service providers and pool operators, and any failure by those counterparties could prevent us from maintaining our mining operations and receiving our estimated digital asset rewards.

Under our lease agreements, third parties own, house, power, and maintain all our leased miners, and our role is limited to supplying the contractual computing power that the operator directs to the mining pools of our choice. We therefore have no physical possession of the machines, no direct visibility into uptime or energy-cost management and only limited contractual remedies if the operator experiences hardware failures, cyber-incidents, regulatory shutdowns, curtailments, or insolvency. Should the operator misallocate hashrate, under-report our fractional share of daily block rewards, or alter pool-reward formulas, our revenue could decline sharply while our fixed lease payments continue. Because we do not control the equipment, we may be unable to redeploy, repossess, or remarket the rigs, leaving us fully exposed to the operator’s performance and creditworthiness. Any material disruption or dispute with this third party would materially and adversely affect our financial condition.

Because substantial portions of our lease commitments are paid in advance of the respective term, if our daily fractional share of block rewards falls below expectations or the value of the mining rewards substantially decreases, we may not achieve profitability or could suffer substantial losses.

We pre-pay or commit to short-term and long-term lease fees that are recorded as cost of revenue, even though the Bitcoin awards we receive fluctuate daily. Our entitlement is calculated each 24-hour period as a fraction of the total blocks the entire Bitcoin network is expected, and not guaranteed, to generate. If the network produces fewer blocks than forecast, our operator’s pool misses solved blocks, or if network difficulty rises more swiftly than anticipated, our realized Bitcoin revenue may fall short of the expected return while lease obligations remain fixed. In such cases the cumulative Bitcoin earned over the lease term may be unable to offset the cash we have expended, forcing us to recognize operating losses and constraining our liquidity.

We receive non-cash consideration that is subject to daily fair-value remeasurement, creating significant earnings volatility and potential liquidity mismatches.

We recognize revenue each day at the fair value, in U.S. dollars, of the Bitcoin awarded by the pool operator, and we subsequently mark our digital-asset inventory to fair value at every reporting date, recording unrealized gains or losses in the statement of operations. Bitcoin’s market price can be highly volatile; a sharp decline after the award date can convert recently recognized revenue into an accounting loss and erode shareholders’ equity, while a rapid price increase may inflate GAAP income without generating the cash needed to satisfy fixed lease and operating expenses. Because lease costs are largely fixed and paid in cash, any liquidity shortfalls could require us to liquidate treasury holdings at unfavorable prices, and materially and adversely affect our financial condition.

Bitcoin network difficulty, hashrate growth, and our lack of owned equipment may render the hashrate output of our leased miners uncompetitive.

A miner’s share of block rewards is proportional to its hashrate relative to the global network hashrate. Network difficulty automatically rises when aggregate hashrate increases, often following periods of elevated Bitcoin prices or the release of more efficient mining models. If global hashrate grows faster than the incremental hashrate we are able to secure under existing or future leases, our percentage of daily rewards will contract. Unlike miners that own their rigs and can swiftly liquidate and reinvest, we are bound by fixed-term leases that restrict our ability to swap in newer models, scale capacity, or relocate hardware to cheaper power markets. Should the price of Bitcoin stagnate or fall while difficulty rises, the revenue generated by our leased fleet may drop below the all-in lease and power costs, forcing us to mine at a loss or idle equipment while continuing to pay the lease. Moreover, accurately forecasting future difficulty is inherently uncertain; unexpected spikes could prevent us from recovering our lease commitments and erode our competitive position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Form 8-K Disclosures

Effective as of August 15, 2025, the Vice President of Engineering, Mr. Michael G. Carpenter, resigned from all positions of the Company in connection with his planned retirement. Mr. Carpenter’s decision to retire was not due to any disagreement with the Company on any matter relating the Company’s operations, policies, or practices. Mr. Carpenter served as KULR’s Vice President of Engineering since June 2017.

Rule 10b5-1 Trading Arrangement

On July 1, 2025, Dr. William Walker, the Company’s Chief Technology Officer and member of the Board, adopted an individual trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, which has a term of fifteen months beginning October 2, 2025 to sell up to 49,750 shares of common stock issuable upon exercise of stock options, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on January 29, 2027, or when all of the shares under the plan are sold.

On July 1, 2025, Dr. Joanna Massey, the Company’s Lead Director, adopted an individual trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, which has a term of nine months beginning October 1, 2025 to sell up to 25,000 shares of common stock issuable upon exercise of stock options, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on July 1, 2026, or when all of the shares under the plan are sold.

No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the quarterly period covered by this Quarterly Report.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Form of Certificate of Amendment (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2025, and incorporated herein by reference)

10.1

Sales Agreement, dated June 9, 2025, by and among the Company, Cantor Fitzgerald & Co. and Craig-Hallum Capital Group LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2025, and incorporated herein by reference)

10.2

Master Loan Agreement, dated July 1, 2025, between KULR Technology Group, Inc., Coinbase Credit, Inc. and Coinbase, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2025, and incorporated herein by reference)

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

Dated: August 14, 2025	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)