Form 10-Q
period 2025-09-30
KULR Technology Group, Inc.
filed 2025-11-18
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 14, 2025, there were 45,674,420 shares outstanding.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets:
Cash	$20,588,596	$29,831,858
Accounts receivable billed, current portion	2,956,726	1,984,518
Accounts receivable unbilled, current portion	490,223	660,672
Grant receivable	501,032	—
Inventory	784,609	545,467
Inventory deposits	457,892	—
Prepaid expenses and other current assets	2,749,049	1,141,540
Total Current Assets	28,528,127	34,164,055
Digital assets	112,539,271	20,281,184
Digital assets held as collateral	7,983,990	—
Accounts receivable billed, non-current portion	—	1,446,489
Accounts receivable unbilled, non-current portion	1,180,129	—
Property and equipment, net	3,461,267	3,676,544
Equipment deposits	59,763	1,355,174
Security deposits	48,158	48,158
Intangible assets, net	470,377	577,099
Operating lease right-of-use assets, net	1,476,478	1,216,772
Finance lease right-of-use asset, net	5,826	6,215
Deferred financing costs	309,428	155,497
Total Assets	$156,062,814	$62,927,187

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,237,837	$2,061,266
Accrued expenses and other current liabilities	1,300,059	1,160,446
Loan payable	3,800,000	—
Accrued issuable equity	152,740	420,427
Operating lease liabilities, current portion	414,436	493,468
Finance lease liability, current portion	2,526	2,463
Notes payable, net of discount, current portion	—	494,796
Deferred revenue	21,489	32,768
Total Current Liabilities	6,929,087	4,665,634
Operating lease liabilities, non-current portion	1,174,152	818,750
Finance lease liability, non-current portion	1,949	3,852
Other non-current liabilities	—	10,966
Total Liabilities	8,105,188	5,499,202

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 1,000,000 and 730,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively;	100	73
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 42,636,858 and 42,614,936 shares issued and outstanding at September 30, 2025, respectively; 33,100,207 and 33,083,812 shares issued and outstanding at December 31, 2024, respectively	4,264	3,310
Additional paid-in capital	249,796,653	141,532,047
Treasury stock, at cost; 21,922 and 16,395 shares held at September 30, 2025 and December 31, 2024, respectively.	(393,744)	(296,222)
Accumulated deficit	(101,449,647)	(83,811,223)
Total Stockholders’ Equity	147,957,626	57,427,985
Total Liabilities and Stockholders’ Equity	$156,062,814	$62,927,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$6,884,840	$3,185,778	$13,306,443	$7,366,887
Cost of revenue	6,255,960	928,326	11,757,508	4,026,018
Gross Profit	628,880	2,257,452	1,548,935	3,340,869
Operating Expenses
Research and development	2,323,010	1,232,333	7,209,664	3,492,144
Selling, general, and administrative	6,263,803	2,735,419	19,836,875	11,542,820
Credit losses on accounts receivable	780,643	—	780,643	—
Impairment of equipment deposits	—	—	1,355,174	—
Total Operating Expenses	9,367,456	3,967,752	29,182,356	15,034,964
Loss From Operations	(8,738,576)	(1,710,300)	(27,633,421)	(11,694,095)

Other Income (Expense)
Change in fair value of digital assets	6,837,563	—	14,456,623	—
Impairment of equity investment	(3,325,045)	—	(3,325,045)	—
Credit loss on convertible loan receivable	(1,832,690)	—	(1,832,690)	—
Interest income	130,408	—	467,807	—
Change in fair value of accrued issuable equity	89,815	13,437	409,091	(2,302)
Interest expense	(135,390)	(28,888)	(147,911)	(195,124)
Amortization of debt discount	—	(278,013)	(82,878)	(980,289)
Gain (loss) on debt extinguishment, net	—	—	50,000	(31,358)
Total Other Income (Expense), net	1,764,661	(293,464)	9,994,997	(1,209,073)
Net Loss	$(6,973,915)	$(2,003,764)	$(17,638,424)	$(12,903,168)

Net Loss Per Share
- Basic and Diluted	$(0.17)	$(0.08)	$(0.47)	$(0.60)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	41,137,530	24,312,500	37,800,133	21,669,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2025	730,000	$73	33,100,207	$3,310	$141,532,047	16,395	$(296,222)	$(83,811,223)	$57,427,985
Preferred stock issued for no consideration	270,000	27	—	—	(27)	—	—	—	—
Shares returned to treasury for employee payroll tax obligations	—	—	—	—	—	3,442	(63,332)	—	(63,332)
Common stock issued upon the exercise of options	—	—	1,063	—	7,565	—	—	—	7,565
Common stock issued for at the market offering(1)	—	—	2,425,959	243	49,642,687	—	—	—	49,642,930
Shares withheld for employee payroll tax obligations	—	—	(12,483)	(1)	(145,790)	—	—	—	(145,791)
Stock-based compensation:
Common stock issued for services	—	—	7,625	1	82,039	—	—	—	82,040
Common stock issued upon vesting of restricted stock units	—	—	62,610	6	(6)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,518,895	—	—	—	1,518,895
Amortization of stock options	—	—	—	—	15,604	—	—	—	15,604
Net loss	—	—	—	—	—	—	—	(18,806,658)	(18,806,658)
Balance - March 31, 2025	1,000,000	100	35,584,981	3,559	192,653,014	19,837	(359,554)	(102,617,881)	89,679,238
Common stock issued upon the exercise of options	—	—	625	—	3,250	—	—	—	3,250
Common stock issued for at the market offering(2)	—	—	3,832,456	383	37,249,626	—	—	—	37,250,009
Shares returned to treasury for employee payroll tax obligations	—	—	—	—	—	2,085	(34,190)	—	(34,190)
Shares withheld for employee payroll tax obligations	—	—	(11,625)	(1)	(114,548)	—	—	—	(114,549)
Stock-based compensation:
Common stock issued for services	—	—	1,375	—	13,530	—	—	—	13,530
Common stock issued upon vesting of restricted stock units	—	—	67,341	7	(7)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,498,937	—	—	—	1,498,937
Amortization of stock options	—	—	—	—	11,342	—	—	—	11,342
Effect of reverse stock split	—	—	61	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	8,142,149	8,142,149
Balance - June 30, 2025	1,000,000	100	39,475,214	3,948	231,315,144	21,922	(393,744)	(94,475,732)	136,449,716
Common stock issued for at the market offering(3)	—	—	3,161,922	316	17,324,854	—	—	—	17,325,170
Shares withheld for employee payroll tax obligations	—	—	(11,527)	(1)	(71,833)	—	—	—	(71,834)
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	11,249	1	(1)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,217,942	—	—	—	1,217,942
Amortization of stock options	—	—	—	—	10,547	—	—	—	10,547
Net loss	—	—	—	—	—	—	—	(6,973,915)	(6,973,915)
Balance - September 30, 2025	1,000,000	$100	42,636,858	$4,264	$249,796,653	21,922	$(393,744)	$(101,449,647)	$147,957,626

(1) Represents gross proceeds of $51,152,353, less issuance costs of $1,509,423.

(2) Represents gross proceeds of $38,331,721, less issuance costs of $1,081,712.

(3) Represents gross proceeds of $17,827,544, less issuance costs of $502,374.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	16,753,959	$1,675	$64,399,445	16,396	$(296,222)	$(66,287,594)	$(2,182,696)
Preferred stock issued for no consideration	730,000	73	—	—	(73)	—	—	—	—
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	—	—	2,724,854	273	6,054,557	—	—	—	6,054,830
Common stock issued for cash pursuant to Advance Notices (2)	—	—	2,403,544	240	2,906,173	—	—	—	2,906,413
Stock-based compensation:
Restricted stock awards exchanged for restricted stock units	—	—	(271,064)	(27)	27	—	—	—	—
Common stock issued upon vesting of restricted stock units	—	—	48,079	5	(5)	—	—	—	—
Common stock issued for services	—	—	4,438	—	6,390	—	—	—	6,390
Amortization of restricted common stock	—	—	—	—	781,496	—	—	—	781,496
Amortization of stock options	—	—	—	—	32,041	—	—	—	32,041
Net loss	—	—	—	—	—	—	—	(5,008,876)	(5,008,876)
Balance - March 31, 2024	730,000	73	21,663,810	2,166	74,180,051	16,396	(296,222)	(71,296,470)	2,589,598
Warrants issued in connection with note payable	—	—	—	—	112,863	—	—	—	112,863
Common stock issued for cash pursuant to Advance Notices (3)	—	—	1,829,037	183	6,141,324	—	—	—	6,141,507
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	8,750	1	(1)	—	—	—	—
Common stock issued for services	—	—	9,269	1	38,149	—	—	—	38,150
Amortization of restricted common stock	—	—	—	—	814,338	—	—	—	814,338
Amortization of stock options	—	—	—	—	29,165	—	—	—	29,165
Net loss	—	—	—	—	—	—	—	(5,890,528)	(5,890,528)
Balance - June 30, 2024	730,000	73	23,510,866	2,351	81,315,889	16,396	(296,222)	(77,186,998)	3,835,093
Common stock issued for cash pursuant to ATM offering(4)	—	—	1,602,810	160	3,294,299	—	—	—	3,294,459
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	20,313	2	(2)	—	—	—	—
Common stock issued for services	—	—	30,250	3	60,417	—	—	—	60,420
Amortization of restricted common stock	—	—	—	—	(21,592)	—	—	—	(21,592)
Amortization of stock options	—	—	—	—	9,411	—	—	—	9,411
Net loss	—	—	—	—	—	—	—	(2,003,764)	(2,003,764)
Balance - September 30, 2024	730,000	$73	25,164,239	$2,516	$84,658,422	16,396	$(296,222)	$(79,190,762)	$5,174,027

(1) Represents gross proceeds of $6,068,407, less issuance costs of $13,577.

(2) Represents gross proceeds of $2,910,651, less issuance costs of $4,238.

(3) Represents gross proceeds of $6,194,299, less issuance costs of $52,792.

(4) Represents gross proceeds of $3,431,090, less issuance costs of $136,631.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(17,638,424)	$(12,903,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	82,878	980,289
Non-cash operating lease expense	432,146	331,551
(Gain) loss on debt extinguishment	(50,000)	31,358
Depreciation and amortization expense	920,694	1,538,698
Credit losses on accounts receivable	780,643	—
Impairment of equity investment	3,325,045	—
Credit loss on convertible loan receivable	1,832,690	—
Impairment of equipment deposits	1,355,174	—
Change in fair value of accrued issuable equity	(409,091)	2,302
Change in fair value of digital assets	(14,456,623)	—
Stock-based compensation	4,510,241	1,811,156
Mining of digital assets	(6,085,452)	—
Loss on disposal of property and equipment	—	26,490
Changes in operating assets and liabilities:
Accounts receivable billed	(807,394)	(2,147,542)
Accounts receivable unbilled	(1,009,680)	—
Inventory	(239,142)	542,792
Inventory deposits	(457,892)	6,575
Prepaid expenses and other current assets	(1,641,699)	27,833
Security deposits	—	(88,143)
Accounts payable	(823,429)	(1,748,580)
Accrued expenses and other current liabilities	(233,463)	(155,969)
Operating lease liabilities	(415,482)	(236,207)
Deferred revenue	(11,279)	(518,253)
Total Adjustments	(13,401,115)	404,350
Net Cash Used In Operating Activities	(31,039,539)	(12,498,818)
Cash Flows From Investing Activities:
Loan receivable	(1,832,690)	—
Equity investments	(3,325,045)	—
Equipment deposits	(59,763)	(22,738)
Purchases of property and equipment	(581,702)	(188,267)
Purchases of digital assets	(79,700,002)	—
Net Cash Used In Investing Activities	(85,499,202)	(211,005)
Cash Flows from Financing Activities:
Proceeds from ATM equity financing	107,311,618	3,431,090
Issuance costs on ATM equity financing (1)	(2,685,424)	(103,718)
Proceeds from the SEPA	—	9,104,950
Proceeds from exercise of stock options	10,815	—
Proceeds from notes payable (2)	—	2,730,000
Issuance costs on notes payable	—	(166,100)
Repayments of notes payable	(577,674)	(2,439,855)
Proceeds from loan payable	8,000,000	—
Repayments of loan payable	(4,200,000)	—
Payments for deferred financing costs	(562,016)	(128,041)
Repayment of finance lease liability	(1,840)	(850)
Net Cash Provided By Financing Activities	107,295,479	12,427,476
Net Decrease In Cash	(9,243,262)	(282,347)
Cash - Beginning of Period	29,831,858	1,194,764
Cash - End of Period	$20,588,596	$912,417

(1) Excludes $408,085 and $32,913 of deferred financing costs for 2025 and 2024, respectively.

(2) Face value of $3,659,200, less $929,200 original issue discount.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$110,432	$17,505
Taxes	$—	$—

Non-cash investing and financing activities:
Right-of-use asset for lease liability	$691,852	$1,534,902
Deferred financing costs charged to additional paid-in capital	$408,085	$89,943
Shares withheld for employee payroll tax obligations	$332,174	$—
Shares returned to treasury for employee payroll tax obligations	$97,522	$—
Common stock issued in satisfaction of accrued issuable equity	$69,500	$26,400
Accounts payable and accrued expenses for property and equipment purchases	$16,604	$36,483
Preferred shares issued for no consideration	$27	$73
Common shares issued for restricted stock units vested	$14	$8
Restricted stock awards converted to restricted stock units	$—	$28
Original issue discount on indebtedness	$—	$929,200
Deferred financing costs included in accounts payable	$—	$123,068
Additions to property and equipment included in note payable	$—	$42,788
Common stock issued pursuant to Advance Notices in satisfaction of prepaid advance liability and interest	$—	$6,054,830
Right-of-use asset for finance lease liability	$—	$7,768
Value of warrants issued in connection with notes payable	$—	$112,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), is a Bitcoin+ Treasury company that builds a portfolio of frontier technology businesses ranging from high-performance energy systems to AI Robotics. KULR delivers cutting-edge energy storage solutions for space, aerospace, and defense by leveraging a foundation of in-house battery design expertise, comprehensive cell and battery testing suite, and battery fabrication and production capabilities. The Company’s offering allows delivery of commercial-off-the-shelf and custom next-generation energy storage systems in rapid timelines for a fraction of the cost compared to traditional programs. Since late 2024, KULR has included bitcoin as a primary asset in its treasury program and committed to allocating up to 90% of its excess cash to the acquisition of bitcoin.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the operating results for the full year ending December 31, 2025, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 31, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited financial statements included in the Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2024, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these unaudited condensed consolidated financial statements include, but are not limited to, valuation of intangible assets, digital assets, investments, property, plant and equipment, equity securities, stock-based compensation, deferred revenue, loan receivable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, digital assets and accounts receivable. The Company’s concentrations of credit risk also include concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the FDIC up to $250,000 at each institution. There were uninsured balances of $20,088,596 and $29,331,858 as of September 30, 2025 and December 31, 2024, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer and Revenue Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Revenue				Accounts Receivable
	For the Three Months Ended		For the Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	69%	*	48%	*	*	*
Customer B	*	32%	*	*	21%	*
Customer C	*	*	*	14%	*	25%
Customer D	*	*	*	13%	*	*
Customer E	*	21%	*	*	*	*
Customer F	*	*	*	10%	*	*
Customer G	*	*	*	*	27%	*
Customer H	*	*	*	*	27%	41%
Customer I	*	*	*	*	*	16%
Total	69%	53%	48%	37%	75%	82%
*	Less than 10%

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

Additionally, the digital assets the Company holds with our custodian and transacts with our trade execution partners do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the FDIC or the SIPC.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Vendor Concentrations

The Company purchases inventory from vendors who individually represented 10% or more of the Company’s total purchases of inventory, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Vendor A	45%	*	14%	*
Vendor B	*	*	12%	*
Vendor C	*	*	*	12%
	45%	0%	26%	12%

*Less than 10%

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. During the three and nine months ended September 30, 2025, credit losses of $780,643 related to receivables from one customer were recorded (see Note 5 – Investments, Impairment and Credit Losses for further details). As of December 31, 2024, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on historical credit loss experience, existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which provides an update to existing digital asset guidance and requires an entity to measure certain digital assets at fair value. In addition, this guidance requires disclosures related to digital assets once it is adopted. The Company adopted ASU 2023-08 as of January 1, 2024.

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

Equity Investment

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2025 the Company valued this investment at zero and recorded an impairment expense of $3,325,045 (see Note 5 – Investments, Impairment and Credit Losses for further details).

Mining of Digital Assets

The Company leases digital asset mining equipment, which provides hash calculations to a mining pool operator. The Company derives a portion of its revenue from its digital asset mining activities by providing hash calculations as part of transaction verification services within the digital currency networks of cryptocurrencies, such as bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital awards which are recorded as revenue, based on the daily amount of bitcoin earned. The Company’s digital assets are recorded on the balance sheet at their fair value according to the Company’s accounting practices for digital assets. Unrealized gains or losses on the remeasurement of digital assets mined are recorded in the statement of operations. Lease costs associated with the digital asset mining operation are recorded as cost of revenue.

Inventory

The Company capitalizes inventory costs associated with products when future commercialization is considered probable, and a future economic benefit is expected to be realized. These costs consist of finished goods, raw materials, manufacturing-related costs, transportation and freight, and other indirect overhead costs.

Inventory is comprised of carbon fiber velvet thermal interface solutions and internal short circuit batteries, which are available for sale, exoskeleton devices, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the condensed consolidated balance sheet.

Inventory at September 30, 2025 and December 31, 2024 was comprised of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$484,005	$363,224
Finished goods	300,604	182,243
Total inventory	$784,609	$545,467

As of September 30, 2025 and December 31, 2024, inventory deposits were $457,892 and $0, respectively, which consists of inventory purchases of goods that were paid for but not received as of period end.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and financial liabilities, such as cash, accounts receivable, loan receivable, accounts payable, accrued expenses and other current liabilities, notes payable and loan payable approximate fair values due to the short-term nature of these instruments.

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

Principal versus Agent Considerations

The Company evaluates its role under ASC 606 to determine whether it acts as a principal or agent where third-party sellers fulfill or ship orders to customers. The Company recognizes revenue on a gross or net basis depending on whether it acts as a principal or an agent in the transaction. The determination is based on an evaluation of whether the Company controls the specified good or service before it is transferred to the customer.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and nine months ended September 30, 2025 and 2024, the Company recognized revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer. For certain product sales contracts, the Company acts as an agent and revenue in connection with these contracts is presented net of the related costs. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agent service.
●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.
●	Mining of digital assets – The Company has entered into lease agreements with a digital assets mining services company to operate digital asset mining machines on behalf of the Company and provide mining pool operating and hosting services. Pursuant to these agreements, the Company provides computing power to the mining pool operator. The Company is entitled to digital asset awards once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications. The Company’s fractional share is based on the total blocks expected to be generated on the Bitcoin network for the daily 24-hour period. Revenue from digital assets is considered non-cash consideration.
●	Grant revenue - The Company has determined that government grant revenue does not fall under the Financial Accounting Standards Board (“FASB”) ASC 606. Under the grant contract, the State of Texas receives no direct benefit from the product development, and therefore does not meet the definition of a customer pursuant to ASC 606. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities, the Company has applied the guidance in ASC 958 Not-for-Profit Entities by analogy. Further, the Texas Grant is considered a conditional contribution because the Texas Grant can only be used to reimburse allowable expenses. The grant is for the research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of the Company’s ongoing major or central activities. As such, the grant is considered revenue, which is only recognized when qualifying costs are incurred and it is reasonably assured that the conditions will be met. Grant revenue during the three and nine months ended September 30, 2025, was $501,032, for the reimbursement of equipment purchases totaling $255,728, and R&D expenses totaling $245,304.

The following table summarizes the Company’s revenue recognized in its condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue Recognized at a Point in Time:
Product sales	$1,624,929	$765,201	$4,763,554	$2,515,063
Contract services	362,276	1,149,667	1,783,273	2,851,374
IP license	—	1,028,767	—	1,028,767
Grant revenue	501,032	—	501,032	—
Total	2,488,237	2,943,635	7,047,859	6,395,204
Revenue Recognized Over Time:
Mining of digital assets	4,396,603	—	6,085,452	—
Contract services	—	242,143	173,132	971,683
Total Revenue	$6,884,840	$3,185,778	$13,306,443	$7,366,887

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities) on the condensed consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers resulting in contract liabilities. As of September 30, 2025, the Company had billed accounts receivable of $2,956,726 and unbilled accounts receivable of $1,670,352. As of December 31, 2024, the Company had billed accounts receivable of $3,431,007 and unbilled accounts receivable of $660,672. Deferred revenues were $21,489 and $32,768 as of September 30, 2025 and December 31, 2024, respectively.

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of vested shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(6,973,915)	$(2,003,764)	$(17,638,424)	$(12,903,168)

Denominator (weighted average quantities):
Common shares issued	41,056,406	24,262,880	37,721,144	21,665,808
Less: Treasury shares purchased	(21,922)	(16,395)	(21,323)	(16,395)
Less: Unvested restricted stock awards	(7,812)	(53,397)	(8,402)	(91,067)
Add: Accrued issuable equity	17,108	25,662	14,964	17,139
Add: Vested unissued restricted stock units	93,750	93,750	93,750	93,750
Denominator for basic and diluted net loss per share	41,137,530	24,312,500	37,800,133	21,669,235

Basic and diluted net loss per common share	$(0.17)	$(0.08)	$(0.47)	$(0.60)

The following shares were excluded from the calculation of weighted average dilutive shares of common stock for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024 because their inclusion would have been anti-dilutive:

	For the Three and Nine	For the Three and Nine
	Months Ended	Months Ended
	September 30, 2025	September 30, 2024
Unvested restricted stock awards	7,812	18,750
Unvested restricted stock units	1,158,816	442,201
Options	26,250	67,293
Warrants	88,905	339,323
Total	1,281,783	867,567

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical‐expedient election that permits an entity to assume that current conditions as of the reporting date will not change over the remaining life of certain current accounts receivable and contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers.” The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of implementing this guidance. Based on a preliminary assessment, the Company does not expect the adoption of this ASU will result in a material change to our accounting policies, results of operation, financial position or cash flows.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. It is intended to modernize the accounting for internal-use software costs to reflect the evolution of software development practices. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance.

NOTE 3 – DIGITAL ASSETS

The Company’s digital assets are comprised solely of Bitcoin. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its Bitcoin based on the quoted price at 4:00pm EST on the measurement date for a single Bitcoin on an active trading platform, Coinbase. Management has determined that Coinbase, an active exchange market, represents a principal market for Bitcoin and at 4:00pm EST, the price is both readily available and representative of fair value (Level 1 inputs). As of September 30, 2025, the Company held 1,056.69 digital assets at Coinbase with a cost basis of $106,785,454, and a fair value of $120,523,261.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table is a summary of Bitcoin activity during the nine months ended September 30, 2025:

Digital Assets and
Digital Assets Held
As Collateral
Beginning balance at December 31, 2024	$20,281,184
Additions - purchased	79,700,002
Additions - mined	6,085,452
Dispositions	—
Change in fair value	14,456,623
Balance, September 30, 2025	$120,523,261

During the three months ended September 30, 2025, the Company purchased 90.00 Bitcoin via trade orders on Coinbase (the prime broker) at an average cost of $108,889 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $9,799,993. During the nine months ended September 30, 2025, the Company purchased 783.81 Bitcoin via trade orders on Coinbase at an average cost of $101,683 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $79,700,002. On March 7, 2025, the Company entered into a sixty-day lease agreement (the “First Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $850,000. On May 16, 2025, the Company entered into a two hundred and twenty eight-day lease agreement (the “Second Machine Lease Agreement”) with the same digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $3,200,000. On June 20, 2025, the Company entered into a one hundred and three-day lease agreement (the “Third Machine Lease Agreement”) with a new digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $2,756,795. On July 30, 2025, the Company entered into a one year lease agreement (the “Fourth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $2,646,250. During the three and nine months ended September 30, 2025, the Company recognized revenue of $4,396,603 and $6,085,452, respectively, in connection with its digital assets mining operations.

Loan Agreement

In July 2025 the Company secured a $20 million credit facility with Coinbase, its digital assets custodian (the “Custodian”). Pursuant to the terms of the agreement, either party may terminate a loan on a termination date established by notice given to the other party prior to the close of business on any day that is a calendar day. On July 8, 2025, the Company entered into an agreement (the “Loan Agreement”) pursuant to which the Company borrowed $8 million (the “Initial Drawdown”) and segregated 232 bitcoin as collateral against this loan. The initial Drawdown bears an 8% loan fee. The Company’s obligations are secured by a first-priority security interest at collateral-coverage ratio of about 156.25% of the outstanding principal amount. The initial Drawdown is subject to the terms and conditions of the Master Loan Agreement. Of the $8 million borrowed, $6.7 million was used to purchase 61.4 Bitcoin. As of September 30, 2025 the Company repaid $4.2 million principal and $91,178 in interest. As of September 30, 2025, 70 Bitcoin valued at $7,983,990, are being held as collateral for the outstanding loan balance.

Loan
Payable
Outstanding, January 1, 2025	$—
Proceeds from loan payable	8,000,000
Repayments in cash	(4,200,000)
Total loan payable as of September 30, 2025	$3,800,000

On October 15, 2025, the Company repaid the outstanding balance in full, and the full $20 million credit facility remains available.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Bitcoin mining leases	$1,537,583	$—
Professional fees	410,191	40,142
Deferred expenses	362,540	405,463
Insurance	269,641	—
Security deposits	50,213	50,213
Dues and subscriptions	27,883	25,355
Marketing and advertising	10,000	285,000
Vendor receivables	7,386	7,386
Compensation costs	—	275,000
Other	73,612	52,981
Total prepaid expenses and other current assets	$2,749,049	$1,141,540

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – INVESTMENTS, IMPAIRMENT AND CREDIT LOSSES

During the nine months ended September 30, 2025, the Company made two investments in a private German entity (“Investee”), who is also a customer, including Series A7 Preferred Shares and a convertible loan receivable. On November 13, 2025 , the Investee filed an application with a German insolvency court to open insolvency proceedings. As a result, as of September 30, 2025, the Company has fully impaired or recognized credit losses associated with the Company’s investments and accounts receivable associated with the Investee. The details of these matters follow:

●	On May 7, 2025, the Company purchased Series A7 Preferred Shares (the “Preferred Shares”) of Investee for an aggregate purchase price of approximately $3.3 million. The Preferred Shares rank senior to all outstanding preferred as well as common shares of Investee, and are convertible on a 1:1 basis into common shares of Investee at the Company’s option, subject to anti-dilution adjustments. The Company also has the right to one voting advisory board seat and one non-voting observer seat on Investee’s advisory board. Investee’s Preferred Shares have a liquidation preference equal to the purchase price of the shares plus any accrued and unpaid dividends thereon. The Company’s purchase of Preferred Shares represents an investment in non-marketable equity securities of a company without a readily determinable fair value. The Company accounts for this investment under the measurement alternative in ASC 321, whereby the equity investment is recorded at cost, and is subsequently remeasured to its fair value in accordance with the provisions of ASC 820 when observable price changes occur or when it is impaired (see Note 2 - Significant Accounting Policies, Equity Investment). Due to the Investee’s current financial condition, the Company estimated that the fair value of its Preferred Shares investment in Investee was zero, and accordingly, recorded a full impairment expense of $3,325,045, reflected in Impairment of equity investment within Other expense for the three and nine months ended September 30, 2025.
●	On August 25, 2025, the Company executed a Convertible Loan Agreement (the “Note”) with the Investee to loan up to €2,000,000. The Note carries a 12% interest rate, and it matures on November 30, 2025. The Note is convertible into the most senior class of preferred shares of Investee at the time of conversion. The Company can demand conversion at maturity, or prior to maturity if certain defined events occur. As of September 30, 2025, the Company loaned $1,832,690 (€1,550,000) to Investee pursuant to the Note (see Note 15 – Subsequent Events for details about a subsequent distribution pursuant to the Note). The Company accounts for the Note at amortized cost and records an estimate of expected credit losses using a forward-looking current expected credit loss (CECL) model in accordance with ASC 326. The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable forecasts about the future. Due to the Investee’s current financial condition, the Company determined the collectability of the Note was not assured and accordingly, recorded a full credit loss of $1,832,690, reflected in Credit loss on convertible loan receivable within Other expense for the three and nine months ended September 30, 2025.

In addition to the above balances, the Company had accounts receivable due from the Investee related to product sales made during the second quarter of 2025. Due to the Investee’s current financial condition, the Company determined that collectability of the accounts receivable was not assured and accordingly, recorded credit losses on accounts receivable of $780,643, reflected within operating expenses for the three and nine months ended September 30, 2025.

NOTE 6 – EQUIPMENT DEPOSITS

Equipment deposits at September 30, 2025 and December 31, 2024 are $59,763 and $1,355,174, respectively. Equipment deposits at December 31, 2024 represented deposits paid to a vendor as a downpayment for the manufacture of an automated manufacturing system (the “System”). The System was never delivered to the Company. After negotiation, and in an effort to come to a resolution on the matter, the Company agreed to forfeit the equipment deposit while the vendor retained the unfinished equipment. During the three and nine months ended September 30, 2025, the Company recorded a write-down of $0 and $1,355,174, respectively, related to the equipment deposits.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2025 and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Payroll and vacation	$387,709	$369,847
Professional fees	285,368	176,875
Inventory purchases	280,301	332,094
Sales tax payable	116,328	111,732
Research and development	85,427	50,000
Interest payable	37,479	24,102
Business development	36,179	—
Royalties	35,026	48,402
Equipment purchases	16,604	32,717
Sales and marketing	8,886	—
Other	10,752	25,643
Total accrued expenses and other liabilities	1,300,059	1,171,412
Less: current portion	(1,300,059)	(1,160,446)
Other non-current liabilities	$—	$10,966

NOTE 8 – ACCRUED ISSUABLE EQUITY

A summary of the accrued issuable equity activity during the nine months ended September 30, 2025 is presented below:

For the Nine Months Ended
September 30, 2025
Beginning balance at January 1, 2025	$420,427
Additions	210,904
Gain from mark-to-market	(409,091)
Shares issued in satisfaction of accrued issuable equity	(69,500)
Fair value at September 30, 2025	$152,740

During the nine months ended September 30, 2025, the Company entered into certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company. The estimated fair value of the shares to be issued was an aggregate of $210,904 based on the quoted market prices of the shares as of the respective contract dates.

During the nine months ended September 30, 2025, the Company settled certain of its accrued issuable equity obligations through the issuance of an aggregate of 6,250 of its shares of common stock with an aggregate fair value of $69,500, remeasured as of the date of settlement based on the quoted market prices of the shares.

During the three and nine months ended September 30, 2025, the Company recorded gains in the aggregate amount of $89,815 and $409,091, respectively, and recorded (losses) gains in the aggregate amount of $13,437 and $(2,302) during the three and nine months ended September 30, 2024, respectively, related to changes in the fair value of accrued issuable equity (see Note 12 – Stockholders’ Equity, Stock-Based Compensation for additional details). The fair value of the accrued but unissued shares as of September 30, 2025, was $152,740, based on Level 1 inputs, which consist of quoted prices for the Company’s common stock in active markets.

NOTE 9 – LEASES

Operating Leases

On January 31, 2024, the initial lease for Webster, Texas dated January 18, 2023, expired. On January 27, 2024, the Company entered into a new lease agreement for new office space in Webster, Texas, with an initial lease term of 63 months. The lease contains an option

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

to renew for an additional 36 months, which is not reasonably certain to be exercised and therefore is not included in the measurement of the operating lease ROU asset and related lease liability. Monthly rental payments under the new lease are $33,818, which is comprised of $22,682 of base rent and $11,136 of common area maintenance fees. No cash payments were due for the first three months of the lease.

The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $1,085,498, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster lease agreement which is recorded within the security deposits section of the balance sheets as of September 30, 2025 and December 31, 2024.

On April 15, 2025, the Company amended its original lease dated January 27, 2024 (the First Amendment”), for the property located at 555 Forge River Road, Webster, TX, to expand the rentable square footage by approximately 13,535 square feet (the “Expansion Premises) for a total rentable space of 31,095 square feet. The First Amendment is effective May 1, 2025 and expires April 30, 2029. Monthly payments for the Expansion Premises are $17,483. No cash payments are due for the first two months of the lease. The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $691,852, using an incremental borrowing rate of 10%.

The Company also leases office space at 4863 Shawline Street, San Diego, CA, pursuant to an operating lease which originally expired May 31, 2024 (the “San Diego Lease”). On January 25, 2024, the Company entered into an amendment to the lease (the “First Renewal”), whereby the lease was extended for a period of eighteen months commencing June 1, 2024, and terminating November 30, 2025. The Company does not plan to renew this lease upon its expiration. Monthly rental payments under the amendment are $30,511. The Company determined that the value of the modified operating lease liability and related right-of-use asset to be $559,919 using an incremental borrowing rate of 10%. The Company paid a security deposit of $50,213 in connection with the San Diego lease agreement which is recorded within the prepaid expenses and other current assets section of the balance sheet as of September 30, 2025.

During the three and nine months ended September 30, 2025, operating lease expense was $204,070 and $541,245, respectively. During the three and nine months ended September 30, 2024, operating lease expense was $150,846 and $377,554, respectively.

Finance Lease

The Company recorded depreciation expense in the amount of $388 and $1,165 in connection with ROU assets held under the finance lease during the three and nine months ended September 30, 2025. The Company recorded interest expense of $41 and 138 during the three and nine months ended September 30, 2025, in connection with its finance lease liability. The Company recorded depreciation expense in the amount of $388 in connection with ROU assets held under the finance lease during the three and nine months ended September 30, 2024. The Company recorded interest expense of $62 during the three and nine months ended September 30, 2024, in connection with its finance lease liability.

Supplemental Information

Maturities of lease liabilities as of September 30, 2025, were as follows:

Year	Operating Lease	Financing Lease	Total
10/1/25 to 12/31/25	$181,515	$659	$182,174
2026	496,224	2,636	498,860
2027	511,772	1,318	513,090
2028	527,319	—	527,319
2029	180,092	—	180,092
Thereafter	—	—	—
Total future minimum lease payments	1,896,922	4,613	1,901,535
Less: amount representing imputed interest	(308,334)	(138)	(308,472)
Present value of lease liabilities	1,588,588	4,475	1,593,063
Less: current portion	(414,436)	(2,526)	(416,962)
Lease liabilities, non current portion	$1,174,152	$1,949	$1,176,101

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to the leases are as follows:

	For the Nine Months Ended
	September 30,
	2025		2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$415,482		$236,207
Repayment of finance lease liability	$1,840		$850
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$691,852		$1,534,902
Financing leases	N/A		$7,768
Weighted Average Remaining Lease Term (Years)
Operating leases	3.45	years	3.64	years
Financing leases	1.75	years	2.75	years
Weighted Average Discount Rate
Operating leases	10.0%		10.0%
Financing leases	10.0%		10.0%

NOTE 10-NOTES PAYABLE

A summary of the notes payable activity during the nine months ended September 30, 2025, is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2025	$577,674	$(82,878)	$494,796
Repayments in cash	(577,674)	—	(577,674)
Amortization of debt discount	—	82,878	82,878
Total notes payable as of September 30, 2025	$—	$—	$—

NOTE 11 – INCOME TAX

The Company’s effective tax rate was zero for the three and nine months ended September 30, 2025 and 2024, respectively. The effective tax rates for all periods differs from the statutory rate of 21% as a result of the net change in valuation allowance against the net deferred tax asset that the Company believes is not more likely than not to be realized. The Company continues to carry a full valuation allowance on its net deferred tax assets.

Tax Law Change

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be evaluated. No material impact is expected given the Company’s historical net operating losses.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12 - STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 1,875,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of September 30, 2025, there were 130,170 shares available for issuance under the 2018 Plan.

At the Market Offerings

On January 24, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under its At the Market Offering agreement (the “First ATM Agreement”) by an additional $50 million, to a $146 million maximum offering amount.

On May 30, 2025, the Company completed its initial ATM offering under the First ATM Agreement with a total of 14,783,393 shares issued for gross proceeds of $146 million, of which 9,347,644 shares were issued and gross proceeds of $61.9 million were received in 2024 pursuant to the First ATM agreement.

On June 9, 2025, the Company entered into a second At the Market Offering agreement (the “Second ATM Agreement”) with certain sales agents (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $300 million in an “At the Market” offering through or to the Agent. On September 30, 2025, the Company amended and reduced the aggregate offering amount pursuant to the Second ATM Agreement to $150 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold pursuant to the Second ATM Agreement.

During the nine months ended September 30, 2025, the Company issued a total of 9,420,337 shares of common stock pursuant to the ATM Agreements for aggregate gross proceeds of $107,311,618, with cash issuance costs of $2,685,424. During the nine months ended September 30, 2024, the Company issued a total of 1,602,810 shares of common stock pursuant to the First ATM Agreement for aggregate gross proceeds of $3,431,090, with cash issuance costs of $103,718.

Common Stock

During the nine months ended September 30, 2025, the Company issued an aggregate of 9,000 shares of common stock valued at $95,570 for legal and consulting services, of which 6,250 shares valued at issuance at $69,500 were accrued at January 1, 2025 for services rendered in prior years. During the nine months ended September 30, 2024, the Company issued an aggregate of 43,957 shares of common stock valued at $104,960 for equity compensation to its independent members of the Board of Directors, legal and consulting services.

During the nine months ended September 30, 2025, the Company issued 1,688 shares of common stock upon the exercise of stock options for gross proceeds of $10,815. No stock options were exercised during the nine months ended September 30, 2024.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the nine months ended September 30, 2025, the Company issued 141,200 shares of common stock upon the vesting of restricted stock units previously granted, of which 35,635 shares were withheld to cover payroll tax obligations. During the nine months ended September 30, 2024, the Company issued 77,142 shares of common stock upon the vesting of restricted stock units previously granted, and no shares were withheld to cover payroll tax obligations.

See At The Market Offerings, above, for share issuances pursuant to the Company’s ATM Agreements.

Treasury Stock

The Company’s equity-based compensation plan allows for the grant of stock options, RSUs and RSAs to its employees pursuant to the terms of its equity incentive plan. Under the provision of the plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. Generally, the shares withheld are then transferred to the Company’s treasury stock at cost. During the nine months ended September 30, 2025, the Company repurchased 5,527 shares recorded at their cost of $97,522 in connection with paying employee payroll tax obligation for vested restricted common stock units during the period.

The Company had 21,922 and 16,395 shares held in treasury as of September 30, 2025 and December 31, 2024, respectively, recorded at their cost of $393,744 and $296,222, respectively.

Preferred Stock

On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non-convertible Series A Voting Preferred Stock (“Series A Preferred”) to the CEO, such that the total shares of Series A Preferred held by the CEO as of September 30, 2025 is 1,000,000 shares. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock to the CEO was previously approved and authorized by a vote of the majority stockholders of the Company, subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event the CEO is removed from any position with the Company or resigns from all positions with the Company.

Holders of Non-convertible Series A Voting Preferred Stock shall not be entitled to dividends, shall not convert into another series or class of stock of the Company and have no rights to distributions in the event of any liquidation. Accordingly, there was no value ascribed to these shares when issued. Each record holder of Non-convertible Series A Voting Preferred Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of common stock entitled to vote at any regular or special meeting of the shareholders or by written consent) equal to one-hundred (100) votes per share of Non-convertible Series A Voting Preferred Stock held by such record holder.

Warrants

There was no warrant activity during the three and nine months ended September 30, 2025. The weighted average exercise price of warrants outstanding at September 30, 2025 was $8.50.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2025	88,905	$8.50
Issued	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, September 30, 2025	88,905	$8.50	0.3	$—

Exercisable, September 30, 2025	88,905	$8.50	0.3	$—

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of outstanding and exercisable warrants as of September 30, 2025, is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$8.00	66,667	0.3	66,667
$10.00	22,238	0.3	22,238
	88,905	0.3	88,905

Stock-Based Compensation

The following table presents information related to stock-based compensation for the three and nine months ended September 30, 2025 and 2024:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Shares issued for legal and consulting services	$—	$49,220	$26,070	$76,360
Shares issued to board members	—	—	—	17,400
Accrued issuable equity (common stock)	59,585	19,160	210,904	72,537
Amortization of stock options	10,547	9,411	37,493	70,617
Amortization of restricted stock awards and units	1,217,942	(21,592)	4,235,774	1,574,242
Total	$1,288,074	$56,199	$4,510,241	$1,811,156

During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $1,288,074 and $4,510,241 respectively, of which $1,140,466 and $3,536,611, respectively, are included within selling, general and administrative expenses, and $147,608 and $973,630, respectively are included within research and development expenses in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $56,199 and $1,811,156, respectively, of which $25,561 and $1,704,505, respectively, is included within selling, general and administrative expenses, and $30,638 and $106,651, respectively is included within research and development expenses in the condensed consolidated statements of operations.

Stock Options

A summary of stock options activity during the nine months ended September 30, 2025, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2025	40,938	$11.88
Granted	6,250	9.60
Forfeited	(19,250)	12.40
Exercised	(1,688)	6.48
Outstanding, September 30, 2025	26,250	$11.31	3.9	$10,563

Exercisable, September 30, 2025	13,285	$13.68	1.9	$2,642

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents information related to stock options as September 30, 2025:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.24 - $7.92	5,625	3.4	2,032
$9.60 - $12.00	8,125	2.1	938
$12.40 - $15.92	6,250	1.6	5,626
$16.40 - $18.48	6,250	1.5	4,689
	26,250	1.9	13,285

No options were granted during the three months ended September 30, 2025. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2025 was $8.47. For the nine months ended September 30, 2024, the weighted average grant date fair value per share of options granted was $1.58. No options were granted during the three months ended September 30, 2024. The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Risk free interest rate	N/A	N/A	4.15%	4.27% - 4.81%
Expected term (years)	N/A	N/A	6.3	3.8
Expected volatility	N/A	N/A	120%	110% - 114%
Expected dividends	N/A	N/A	0%	0%

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

As of September 30, 2025, there was $81,115 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.44 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards activity during the three and nine months ended September 30, 2025:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2025	9,375	$16.48
Granted	—	—
Vested	(1,563)	16.64
Forfeited	—	—
Non-vested RSAs, September 30, 2025	7,812	$16.45

As of September 30, 2025, there was $69,538 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 0.98 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the three and nine months ended September 30, 2025:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSUs, January 1, 2025	717,829	$10.47
Granted	626,783	19.55
Vested	(141,200)	8.34
Forfeited	(44,596)	12.14
Non-vested RSUs, September 30, 2025	1,158,816	$15.60

Vested RSUs undelivered September 30, 2025	93,750	$16.40

To date, RSUs have only been granted to employees and consultants in accordance with the Company’s 2018 Equity Incentive Plan. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units are to be settled on January 1, 2026.

As of September 30, 2025, there was $14,172,986 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 3.13 years.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of September 30, 2025, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the breakout of the operations of the energy management and digital asset mining segments for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30, 2025				September 30, 2024
	Energy				Energy
	Management	Bitcoin	Corporate &		Management	Bitcoin	Corporate &
	Platform	Mining	Other	Total	Platform	Mining	Other	Total
Revenue	$2,488,237	$4,396,603	$—	$6,884,840	$3,185,778	$—	$—	$3,185,778
Cost of revenue	2,066,887	4,189,073	—	6,255,960	928,326	—	—	928,326
Gross Profit	421,350	207,530	—	628,880	2,257,452	—	—	2,257,452
Operating Expenses
Research and development	2,323,010	—	—	2,323,010	1,232,333	—	—	1,232,333
Selling, general, and administrative	6,062,159	201,644	—	6,263,803	2,735,419	—	—	2,735,419
Credit losses on accounts receivable	780,643	—	—	780,643	—	—	—	—
Total Operating Expenses	9,165,812	201,644	—	9,367,456	3,967,752	—	—	3,967,752
Segment Operating (Loss) Gain	(8,744,462)	5,886	—	(8,738,576)	(1,710,300)	—	—	(1,710,300)
Other (Expense) Income
Other segment (expense) income(1)	84,833	—	—	84,833	(293,464)	—	—	(293,464)
Impairment of equity investment	(3,325,045)	—	—	(3,325,045)	—	—	—	—
Credit loss on convertible loan receivable	(1,832,690)	—	—	(1,832,690)	—	—	—	—
Change in fair value of digital assets	—	—	6,837,563	6,837,563	—	—	—	—
Total Other Income (Expense), net	(5,072,902)	—	6,837,563	1,764,661	(293,464)	—	—	(293,464)
Net (Loss) Income	$(13,817,364)	$5,886	$6,837,563	$(6,973,915)	$(2,003,764)	$—	$—	$(2,003,764)

	For the Nine Months Ended
	September 30, 2025				September 30, 2024
	Energy				Energy
	Management	Bitcoin	Corporate &		Management	Bitcoin	Corporate &
	Platform	Mining	Other	Total	Platform	Mining	Other	Total
Revenue	$7,220,991	$6,085,452	$—	$13,306,443	$7,366,887	$—	$—	$7,366,887
Cost of revenue	5,805,171	5,952,337	—	11,757,508	4,026,018	—	—	4,026,018
Gross Profit	1,415,820	133,115	—	1,548,935	3,340,869	—	—	3,340,869
Operating Expenses
Research and development	7,209,664	—	—	7,209,664	3,492,144	—	—	3,492,144
Selling, general, and administrative	20,889,583	302,466	—	21,192,049	11,542,820	—	—	11,542,820
Credit losses on accounts receivable	780,643	—	—	780,643	—	—	—	—
Total Operating Expenses	28,879,890	302,466	—	29,182,356	15,034,964	—	—	15,034,964
Segment Operating (Loss) Gain	(27,464,070)	(169,351)	—	(27,633,421)	(11,694,095)	—	—	(11,694,095)
Other (Expense) Income
Other segment (expense) income(1)	696,109	—	—	696,109	(1,209,073)	—	—	(1,209,073)
Impairment of equity investment	(3,325,045)	—	—	(3,325,045)	—	—	—	—
Credit loss on convertible loan receivable	(1,832,690)	—	—	(1,832,690)	—	—	—	—
Change in fair value of digital assets	—	—	14,456,623	14,456,623	—	—	—	—
Total Other Income (Expense), net	(4,461,626)	—	14,456,623	9,994,997	(1,209,073)	—	—	(1,209,073)
Net (Loss) Income	$(31,925,696)	$(169,351)	$14,456,623	$(17,638,424)	$(12,903,168)	$—	$—	$(12,903,168)

	As of
	September 30, 2025				December 31, 2024
	Energy				Energy
	Management	Bitcoin	Corporate &		Management	Bitcoin	Corporate &
	Platform	Mining	Other	Total	Platform	Mining	Other	Total
Segment Assets
Cash	$20,588,596	$—	$—	$20,588,596	$29,831,858	$—	—	$29,831,858
Digital assets	—	6,353,264	114,169,997	120,523,261	—	—	20,281,184	20,281,184
All other assets	14,950,957	—	—	14,950,957	12,814,145	—	—	12,814,145
Total Assets	$35,539,553	$6,353,264	$114,169,997	$156,062,814	$42,646,003	$—	$20,281,184	$62,927,187
(1)	Other segment expenses and losses include interest income, interest expense, amortization of debt discount, gain (loss) on extinguishment of debt and change in fair value of accrued issuable equity.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Geographic Information

As of September 30, 2025, $126,354,558 of the Company’s long-lived assets are located in the U.S., and $1,180,129 are in a foreign nation.

As of December 31, 2024, all of the Company’s long-lived assets were located in the U.S.

During the three and nine months ended September 30, 2025, $287,492 and $2,453,860 of revenue was generated from non-U.S. customers. During the three and nine months ended September 30, 2024, $1,913,527 and $2,219,588 of revenue was generated from non-U.S. customers.

NOTE 15 - SUBSEQUENT EVENTS

At the Market Offering

During the period from October 1, 2025 through November 14, 2025, the Company issued 3.0 million shares of common stock for gross proceeds of $15.1 million pursuant to the Second ATM Agreement.

Digital Assets

During the period from October 1, 2025 through November 14, 2025, the Company has earned 7.43 Bitcoin from mining services.

Digital Asset Mining Lease Agreement

On October 1, 2025, the Company entered into a two year lease agreement (the “Fifth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $4.2 million.

Repayment of Loan Payable

Subsequent to September 30, 2025, the Company repaid the remaining $3.8 million principal balance of the loan payable and $49,139 of interest pursuant to the Loan Agreement entered into on July 8, 2025.

Convertible Loan Receivable

On October 24, 2025, the Company loaned an additional $294,875 (€250,000) to the Investee pursuant to the convertible loan agreement, which has been fully impaired. See Note 5 – Investments, Impairment and Credit Losses for additional information.

Investment in Foreign Entity

On November 13, 2025, the Company was notified that its Investee, that is also a customer, filed an application with a German insolvency court to open insolvency proceedings. See Note 5 – Investments, Impairment and Credit Losses for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2025, unless disclosed elsewhere in this Quarterly Report.

Overview

KULR Technology Group, Inc., through its wholly owned subsidiary KULR Technology Corporation, operates in two principal technology domains: energy storage systems and robotics and artificial intelligence (“A.I.”). Energy storage is the strategic core of our business and is anchored by the KULR ONE® platform. The Company also provides leadership in the industrial robotics and A.I. sectors through the distribution of the Exia exoskeleton systems. This recent expansion to KULR’s offerings complements our technology portfolio by positioning KULR within emerging automation and human–machine interface markets. In addition, KULR maintains commitment to its Bitcoin Treasury Strategy (see “Our Bitcoin Acquisition Strategy” section below), the benefits of which are leveraged to position KULR as a dominant leader in the energy storage and robotics & A.I. markets.

Our expertise in energy storage systems originates from the Company’s legacy proprietary carbon fiber-based thermal interface materials engineered for applications requiring high thermal conductivity and low mass. Building on this foundation of thermal expertise, the Company has expanded into a full battery system offering also known as the KULR ONE® platform as described with the figure below.

Fig. 1 Infographic description of the KULR ONE® ecosystem.

The roadmap for the KULR ONE® platform facilitates an ecosystem of energy storage related offerings consisting of the following: space with K1 Space (K1S), defense applications with K1 Guardian (K1G), grid, UPS, and datacenter back-up with the K1 Max (K1M), and drone, UAV, UAS, eVTOL with the K1 Air (K1A). Additionally, the Company continues to develop safety focused space and terrestrial battery management systems (BMS) with kBMS. Lastly, for customers wishing to leverage KULR’s expertise and capabilities, but to apply to their own battery designs, the Company provides all design, test, manufacturing, and production services under the KULR ONE® Design Solutions (K1-DS) umbrella. Off the shelf (OTS) energy storage related product lines, such as KULR’s trigger cells, thermal runaway shield (TRS), and SafeX safe storage solutions are also encompassed within K1-DS. Within KULR engineering, this ecosystem integrates thermal design, cell selection, battery pack design, battery management systems development, environmental and abuse testing, and certification support. Within KULR operations, it includes advanced manufacturing techniques and the strategic scaling of production capacity. All battery-related engineering and operational activities are conducted under our AS9100-certified quality management system.

In summary, our energy storage efforts focus on the design, testing, and commercialization of safe, high-performance lithium-ion (“Li-ion”) battery systems for cross industry applications. We develop technologies that address thermal management, battery safety, and the prevention of thermal runaway and cell-to-cell propagation—challenges that are critical to markets including aerospace, defense, commercial drones, electric mobility, stationary energy storage, and battery logistics.

KULR ONE® Space

The KULR ONE® Space (K1S), as highlighted with the figure below, is a portfolio of modular, flight-ready battery platforms built to meet the extreme demands of spacecraft, satellites, and deep space missions. It is available in three tailored configurations: a JSC 20793-style thermal runaway propagation-safe architecture for maximum mission safety, a low-mass, low-volume standard flight battery design optimized for customer specific spacecraft requirements, and a simple cell arrangement variant engineered for seamless integration into customer-supplied housings and BMS systems. All configurations leverage KULR’s heritage in thermal management, battery safety, and flight hardware. K1S is fully modular, cell-agnostic, and rapidly customizable—dramatically reducing development time, qualification risk, and mission cost.

Fig. 2 Images of (a) the 20793 (PPR) style K1S, (b) the low mass / low volume K1S, and (c) the simple cell arrangement style brick level K1S.

KULR ONE® Guardian

The KULR ONE® Guardian is a mission-specific, ruggedized adaptation of the KULR ONE® platform built for military and defense applications where safety, survivability, and reliability under extreme conditions are mandatory. Rather than a fixed product line, Guardian represents KULR’s bespoke battery architectures engineered to meet stringent standards such as NAVSEA S9310, MIL-STD-810H, and other service-specific shock, vibration, thermal, and ballistic requirements. Guardian batteries typically integrate KULR’s passive propagation-resistant cell architecture, flame arresting thermal materials, and MIL-compliant electrical/mechanical design to ensure zero cell-to-cell propagation events as well as sustained performance in battlefield environments. Guardian systems remain cell-agnostic and fully customizable, enabling rapid adaptation to any Department of War (DoW) application.

Fig. 3 Image of KULR’s latest Guardian platform which is a 15 Ah 400 V system.

KULR ONE® Max

The KULR ONE® Max is a high-capacity battery platform engineered for grid energy storage, UPS systems, AI data center backup (BBU), and large-scale power infrastructure. At its core is a cell-agnostic thermal architecture, derived from KULR’s spaceflight-proven KULR ONE® Space platform, and designed to meet UL 9540/9540A requirements regardless of cell supplier or chemistry. By applying space-grade safety techniques to terrestrial energy systems, it provides passive thermal runaway mitigation and cell-to-cell propagation resistance at rack and container scale. Current development is centered around high-power 21700-format cell implementations and alignment with Open Rack V3 (ORV3) reference design standards to support rapid adoption in AI data centers. The system scales from module to tray to rack and integrates with third-party BMS and EMS systems; it supports NMC, LFP, high-silicon, and future chemistries with minimal redesign. Built to meet UL 9540/9540A and global safety standards, KULR ONE® Max delivers space-level safety and reliability to mission-critical and grid-level applications.

Fig. 4 Image depicts (a) the 21700 based K1M variation for higher power applications and (b) the ORV3 based K1M architecture.

Fig. 5 Example thermal runaway testing results demonstrating ability to perform multiple triggers without inducing cell-to-cell propagation; a key requirement of UL9540A certification process.

KULR ONE® Air

The KULR ONE® Air is a purpose-built battery platform for unmanned aerial systems, loitering munitions, tactical ISR drones, and other high-demand defense aviation assets. Modern high-discharge cells now outperform what traditional busbars, wiring, and connector systems can safely carry, creating new failure modes caused by overheated interconnects acting as resistance heaters against the cells. K1A directly addresses this by engineering low-resistance current paths, increasing copper mass where needed, reducing busbar and wire temperatures, and preventing component-driven ignition that could lead to thermal runaway. The result is an off-the-shelf pack price point with defense-grade engineering—capable of sustaining extreme C-rate discharge while extending time-on-station, enabling higher thrust profiles, and ensuring mission assurance in battlefield environments.

Fig. 6 Depiction of the 6S4P K1A battery.

In parallel, variations of K1A are being developed for electric vertical takeoff and landing aircraft that require energy densities near 300 Wh kg⁻¹ packaged within DO-311–capable safety envelopes. These architectures focus on delivering high energy per unit mass while still controlling thermal gradients, interconnect temperatures, and propagation risks during abuse or failure events. The design maintains KULR’s emphasis on precise current path engineering, lightweight structural elements, and compatibility with aerospace-grade certification pathways. This approach enables eVTOL manufacturers to balance endurance, payload capacity, and certification readiness without sacrificing safety or thermal stability.

KULR Battery Management System (kBMS)

The kBMS is KULR’s modular battery management system architecture, originally developed for spaceflight where radiation tolerance and multi-fault tolerance are critical for survival and mission longevity. The space-rated version uses radiation-tolerant components tolerant up to 75 kRAD, 8 series string controls, operational amplifier–based logic instead of microprocessor-heavy designs, and redundant safety pathways to comply with standards such as NASA JSC 20793 and deep-space mission requirements. Building on that heritage, a terrestrial variant of kBMS has been adapted for Department of War (DoW) and industrial applications, with a roadmap focused on maintaining core safety principles while supporting higher power profiles, faster telemetry, and integration with loitering munitions, unmanned systems, ground vehicles, and stationary power units. Both versions remain cell-agnostic and are designed to interface directly with KULR ONE® systems, providing precise balancing, state-of-charge estimation, and standard safety provisions.

Fig. 7 Image of (a) the kBMS (Space) and (b) the in-house software graphical user interface (GUI).

kBMS + AI = KULR CoreTM

The kBMS will serve as a foundation for KULR’s step into facilitating edge-AI for space applications. KULR works to integrate the Company’s BMS, developed initially for space applications, with the Nvidia Jetson platform such that the processing and control of the BMS will be facilitated with the Jetson chipset. The resulting combination of computing and battery control capabilities is the KULR CoreTM. The all-in-one AI compute chipset combined with BMS controls for the batteries will result in every battery flown with the KULR CoreTM being AI enabled, thus providing KULR’s stepping stone into edge-AI. In addition to BMS functionality, the KULR CoreTM will provide every user with a flight (or mission) computer and additional data processing capabilities with the leading chipset available.

Fig. 8 Rendering of the KULR CoreTM.

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

KULR ONE® Design Solutions (K1-DS)

The final component to the ecosystem that is the KULR ONE® platform is KULR ONE® Design Solutions (K1-DS). K1-DS serves as the Company’s engineering (and production)-as-a-service platform, enabling customers to leverage KULR’s advanced design, testing, and production infrastructure without immediately procuring a KULR-branded battery product. Through K1-DS, KULR functions as an extension of the customer’s technical organization; integrating concept design, modeling, analysis, and rapid prototyping with a level of safety and performance rigor typically reserved for aerospace and defense programs.

Strategically, the K1-DS model is designed to serve as a gateway to long-term production partnerships. KULR selectively engages in K1-DS programs that demonstrate alignment with the Company’s core domains; high-performance, safety-critical energy storage for aerospace, defense, industrial, and commercial electrification markets. These projects are pursued not as one-off consulting efforts, but as early-stage co-development opportunities intended to mature into recurring production contracts for customer-specific energy storage systems built within KULR’s manufacturing infrastructure.

The K1-DS framework provides a holistic approach (see Fig. 9) to battery system development, supported by the Company’s vertically integrated capabilities, including:

1.	Multi-disciplinary Expertise: Integrated electrical, thermal, mechanical, and electrochemical design and analysis.
2.	Tier-One Cell Access: Direct sourcing partnerships with leading cell OEMs to ensure quality, consistency, and scalability.
3.	Cell-Level Characterization: Advanced in-house testing to evaluate performance, quality, and safety under diverse profiles.
4.	Concept Development & Simulation: Digital modeling to optimize architecture, pack geometry, and energy density.
5.	Rapid Prototyping: Agile build capability for proof-of-concept and pilot-scale validation.
6.	Pack-Level Qualification: Mechanical, electrical, and abuse testing aligned with UN 38.3, UL 9540A, DO-311, and NASA 20793 protocols.
7.	System-Level Integration: Validation of battery management systems, control logic, and communication interfaces.
8.	Lifecycle Support: Compliance, transport, and recycling support from concept through end-of-life.

By carefully selecting K1-DS engagements that align with its strategic growth roadmap, KULR converts early design partnerships into long-term revenue channels, transitioning from engineering services to recurring production supply of customer-specific energy storage systems. This disciplined approach expands the Company’s reach across emerging electrification markets while reinforcing its core mission: to deliver safe, high-performance, and scalable energy solutions through the KULR ONE® platform.

Fig. 9 Holistic approach for life cycle of energy storage systems.

Overview of Direct Product and Service Offerings

Within the core technology domain of battery design and analysis, KULR provides custom batteries, batteries designed based on KULR ONE® architectures (Space, Guardian and Air), and related off-the-shelf products (such as trigger cells, NASA WI37A screened cells, and TRS). These product and service offerings are outlined with the following figure.

Fig. 10 Battery design and analysis product and service offerings.

Overview of Cell and Battery Testing Service Offerings

KULR has invested heavily in an expansive cell and battery testing suite of services over the last 3 years. Testing capabilities are grouped between abuse testing, electrical testing, and environmental testing and are reflected with the following figure.

Fig. 11 Cell and battery testing service offerings.

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

Fig. 12 Battery production related offerings.

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

The Future is Energy + AI

We believe the future of KULR is Energy + AI. We are building our AI infrastructure on industry leading Nvidia and AMD semiconductor platforms, and they are hosted on a hybrid of private cloud and Microsoft Azure. As the world faces shortages of both technical expertise to design batteries and raw materials to build batteries, KULR aims to address this need with KULR ONE AI (K1AI). The Company is collecting large quantities of performance and safety test datasets for the most highly used commercial lithium-ion cells and combining that data with AI techniques to drive battery design and reduce engineering touch time to market. This product is to target the following markets:

●	Aerospace and defense systems, such as CubeSat batteries meeting JSC 20793 safety requirements by NASA
●	Power tools and industrial equipment
●	High-performance electric mobility
●	Electric vertical take-off and landing (“eVOTL”)
●	Electric micro-mobility vehicles
●	Residential and commercial energy storage systems

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

Battery Recycling and Management

KULR’s SafeCASE technology provides a safe and cost-effective solution to commercially store and transport lithium batteries, which is increasing in frequency as supply chain challenges necessitate battery recycling and end-of-lifecycle management. Whether shipping a single battery, a battery-powered device or a load shipment of batteries, KULR’s technology mitigates the impacts of cell-to-cell thermal runaway propagation and ensures a safe journey. KULR’s Thermal Runaway Shield (TRS) technology is trusted by NASA to ship and store astronauts’ laptop batteries on the International Space Station. KULR is serving a total addressable market for a circular economic model for batteries that will reach over $77 billion by 2034 (estimated based on market data projections published by Allied Market Research, Inc. stating that the global battery recycling market size is expected to reach $77.1 billion by 2034).

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

Recent Developments

Investments, Impairment and Credit Losses

During the nine months ended September 30, 2025, the Company made two investments in a private German entity (the “Investee”), including Series A7 Preferred Shares and a convertible loan receivable of $3,325,045 and $1,832,690, respectively. On October 28, 2025, the Company loaned an additional $294,875 to the Investee pursuant to the convertible loan agreement. In addition, the Company had accounts receivable of $780,643 due from Investee, who was also a customer. On November 13, 2025, the Investee filed an application with a German insolvency court to open insolvency proceedings. As a result, as of September 30, 2025, the Company has fully impaired or recognized credit losses associated with the Company’s investments and accounts receivable associated with the Investee.

Bitcoin Treasury Strategy

During the three months ended September 30, 2025, the Company purchased 90.00 Bitcoin via trade orders on Coinbase (the prime broker), at an average cost of $108,889 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $9,799,993. During the nine months ended September 30, 2025, the Company purchased 783.81 Bitcoin via trade orders on Coinbase at an average cost of $101,683 per Bitcoin, inclusive of fees and expenses, for an aggregate cost of $79,700,002. On March 7, 2025, the Company entered into a sixty-day lease agreement (the “First Machine Lease Agreement”) with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on KULR’s behalf, at a total lease cost of $850,000. On May 16, 2025, the Company entered into a two hundred and twenty eight-day lease agreement (the “Second Machine Lease Agreement”) with the same digital asset mining services company to operate the 2,500 digital assets mining machines on KULR’s behalf, at a total lease cost of $3,200,000. On June 20, 2025, the Company entered into a one hundred and three-day lease agreement (the “Third Machine Lease Agreement”) with a new digital asset mining services company to operate 3,570 Bitmain Antminer S19 digital assets mining machines on KULR’s behalf, at a total lease cost of $2,756,795. On July 30, 2025, the Company entered into a three hundred and sixty five day lease agreement (the “Fourth Machine Lease Agreement”) to operate 1,157 MicroBT Whatsminer M30S++ bitcoin mining machines on KULR’s behalf, at a total lease cost of $2,646,250. On October 1, 2025, the Company entered into a two year lease agreement (the “Fifth Machine Lease Agreement”) to operate 1,296 bitcoin mining machines on KULR’s behalf, at a total lease cost of $4,220,000.

Through September 30, 2025, 55.70 bitcoin have been earned pursuant to the Machine Lease Agreements, at an average value of $109,254 per bitcoin. During the period from October 1, 2025 through November 14, 2025, the Company has earned 7.43 Bitcoin from mining services. See the section “Our Bitcoin Acquisition Strategy” below for further information regarding our Bitcoin purchases, including the source of capital used to purchase Bitcoin.

At the Market Offerings

On January 24, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the at the market agreement (“First ATM Agreement”) by an additional $50 million, bringing the total aggregate offering amount to $146 million. On May 30, 2025, the Company completed its initial ATM offering pursuant to the First ATM Agreement with a total of 14,783,393 shares issued for gross proceeds of $146 million, of which 9,347,644 shares were issued and gross proceeds of $61.9 million were received in 2024 pursuant to the First ATM agreement.

On June 9, 2025, the Company entered into a second At the Market Offering agreement (the “Second ATM Agreement”) with a sales agent (the “Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $300 million in ATM offerings through or to the Agent. On September 30, 2025, the Company reduced the aggregate offering amount to $150 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold pursuant to the Second ATM Agreement. During the nine months ended September 30, 2025, the Company issued a total of 9,420,337 shares of common stock pursuant to the ATM Agreements for aggregate gross proceeds of $107,311,618, with cash issuance costs of $2,685,424.

During the period from October 1, 2025 through November 14, 2025, the Company issued 3.0 million shares of common stock for gross proceeds of $15.1 million pursuant to the Second ATM Agreement.

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

Credit Agreement

On July 1, 2025, the Company entered into a Master Loan Agreement (the “Master Loan Agreement”) with Coinbase Credit, Inc., a Delaware corporation, and Coinbase, Inc., a Delaware corporation, acting in its principal capacity and as agent for each of its affiliates (each, a “Coinbase Entity” and together the “Lender”). The Master Loan Agreement governs separate loan transactions (each, a “Loan”) whereby the Lender may, from time to time, lend to the Company (i) specified quantities of digital assets or (ii) cash in U.S. dollars (collectively, “Loaned Assets”). Each Loan will be documented by a written confirmation setting forth the asset type, principal amount, loan fee rate, maturity profile and any other negotiated terms. The Master Loan Agreement provides for a multiple-draw term facility up to $20 million. A Loan shall only be deemed to commence once the Lender transfers the Loaned Assets to the Company; and the Company simultaneously pledges the required collateral. Each Loan shall be documented by a written confirmation that sets forth, among other matters, the principal amount, asset type, commencement date, loan-fee rate and any other mutually agreed terms. The Company shall grant the Lender a continuing first-priority security interest in the collateral.

On July 8, 2025, the Company borrowed $8.0 million in cash (the “Initial Drawdown”) under the Master Loan Agreement. The Initial Drawdown is the first advance against the revolving credit facility established by the Master Loan Agreement. The Initial Drawdown bears an 8% loan fee. The Company’s obligations are secured by a first-priority security interest at a collateral-coverage ratio of about 156.25% of the outstanding principal amount. The Initial Drawdown is subject to the terms and conditions of the Master Loan Agreement. As of September 30, 2025, the balance on the loan was $3.8 million, which was repaid in full on October 15, 2025.

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

On October 1, 2025, the Company entered into a two year lease agreement (the “Fifth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $4.2 million.

Retirement of Executive Officer

Effective as of August 15, 2025, the Vice President of Engineering, Mr. Michael G. Carpenter, resigned from all positions of the Company in connection with his planned retirement. Mr. Carpenter’s decision to retire was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Mr. Carpenter served as KULR’s Vice President of Engineering since June 2017.

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

Results of Operations

Three and Nine Months Ended September 30, 2025, Compared With Three and Nine Months Ended September 30, 2024

Revenue

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product sales	$1,624,929	$765,201	$4,763,554	$2,515,063
Contract services	362,276	1,391,810	1,956,405	3,823,057
IP license	—	1,028,767	—	1,028,767
Mining of digital assets	4,396,603	—	6,085,452	—
Grant revenue	501,032	—	501,032	—
Total Revenue	$6,884,840	$3,185,778	$13,306,443	$7,366,887

For the three months ended September 30, 2025 and 2024, we generated $6,884,840 and $3,185,778 of revenues from 33 and 38 customers, respectively, representing an increase of $3,699,062, or 116%. For the nine months ended September 30, 2025 and 2024, we generated $13,306,443 and $7,366,887 of revenues from 67 and 78 customers, respectively, representing an increase of $5,939,556, or 81%.

Revenue from product sales during the three months ended September 30, 2025, increased by $859,728 or 112% compared to the three months ended September 30, 2024. We had 18 product sales customers in the third quarter of 2025, compared with 20 in the third quarter of 2024. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit battery cells and devices, patented TRS technology, thermal fiber thermal interface materials, KULR SafeCases, and exoskeleton devices. Although the number of customers period over period was relatively consistent, the increase in revenue was primarily driven by our new client base generating more significant revenue per contract during the three months ended September 30, 2025, as compared to the same period in 2024. Additionally, there was a significant increase in revenue generated from one of the Company’s existing customers.

Revenue from product sales during the nine months ended September 30, 2025, increased by $2,248,491 or 89% compared to the nine months ended September 30, 2024. We had 36 product sales customers in the first nine months of 2025, compared with 47 in the first nine months of 2024. Product sales during these periods include sales of our component product, carbon fiber velvet (“CFV”) thermal management solution, internal short circuit battery cells and devices, patented TRS technology, thermal fiber thermal interface materials, KULR SafeCases, atmospheric water generators and exoskeleton devices. Although the number of customers decreased, the increase in revenue was driven primarily by our new client base generating more significant revenue per contract during the nine months ended September 30, 2025, as compared to the same period in 2024. Additionally, there was a significant increase in revenue generated from one of the Company’s existing customers.

Revenue from contract services during the three months ended September 30, 2025, decreased by $1,029,534 or 74% compared to the three months ended September 30, 2024. The decrease in revenue is primarily due to five large contracts earned in the third quarter of 2024 which generated $1,028,063 of service revenues that did not recur in the 2025 period. We had 13 contract services customers in the third quarter of 2025, compared with 17 in the third quarter of 2024. Service revenue includes unique engineering design and testing projects customized for specific customers.

Revenue from contract services during the nine months ended September 30, 2025, decreased by $1,866,652 or 49% compared to the nine months ended September 30, 2024. We had 30 contract services customers in the first nine months of 2025, compared with 30 in the first nine months of 2024. The decrease in revenue is primarily due to a large contract earned during 2024 which generated $678,040 of service revenues, along with a significant reduction in two other contracts in 2025. Service revenue includes unique engineering design and testing projects customized for specific customers.

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

Revenue from mining digital assets during the three and nine months ended September 30, 2025, was $4,396,603 and $6,085,452, respectively. The initial mining contract was entered into on March 7, 2025 and mining activities increased through September 30, 2025, with additional leases being executed during the period. Two new mining contracts were entered into during the second quarter of 2025, and we entered into a fourth mining contract in the third quarter of 2025. For the nine months ended September 30, 2025, we earned 55.70 bitcoin from mining operations. There was no mining of digital assets revenue recognized prior to March 7, 2025.

Grant revenue during the three and nine months ended September 30, 2025, was $501,032, for the reimbursement of equipment purchases totaling $255,728, and R&D expense totaling $245,304. Grant revenue consists of an award from the state of Texas to perform research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of our ongoing major or central activities. The contract award was executed during the three months ended September 30, 2025. Revenue is earned on the award to reimburse approved expenses incurred by the Company. There was no grant revenue recognized prior to this period.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consisted of the cost of our products, labor expenses directly related to product sales or contract services, and lease costs incurred pursuant to the Machine Lease Agreements in connection with mining digital assets.

Product mix plays an important part in our reported average margins for any period. Because we are introducing new products and contract services at an early stage in our development cycle the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

For the three months ended September 30, 2025 and 2024, cost of revenues was $6,255,960 and $928,326, respectively, representing an increase of $5,327,634 or 574%. For the three months ended September 30, 2025 and 2024, gross profit was $628,880 and $2,257,452, respectively, a decrease of $1,628,572 or 72%. Our gross profit margins were 9% and 71% during the three months ended September 30, 2025 and 2024, respectively. The decrease in the current period profit margin resulted primarily from increased hours spent on service contracts, non-recognition of revenue related to product sales to our Investee due to their financial condition, and an increase in costs related to digital assets mining leases. For the three months ended September 30, 2025, our gross profit margins for product sales, contract services and digital assets mining were 6%, (47%), and 5%, respectively. For the three months ended September 30, 2024, our gross profit margins for product sales and contract services were 73% and 48%, respectively. There was no revenue from digital assets mining during 2024.

For the nine months ended September 30, 2025 and 2024, cost of revenues was $11,757,508 and $4,026,018, respectively, representing an increase of $7,731,490 or 192%. For the nine months ended September 30, 2025 and 2024, gross profit was $1,548,935 and $3,340,869, respectively, a decline of $1,791,934 or 54%. Our gross profit margins were 12% and 45%, during the nine months ended September 30, 2025 and September 30, 2024, respectively. The decrease in the current period gross profit margin resulted primarily from increased hours spent on service contracts, non-recognition of revenue related to product sales to our Investee due to their financial condition, and an increase in costs related to digital assets mining leases. For the nine months ended September 30, 2025, our gross profit margins for product sales, contract services and digital assets mining were 39%, (49%), and 2%, respectively. For the nine months ended September 30, 2024, our gross profit margins for product sales, contract services and IP licensing agreement were 30%, 41% and 100%, respectively.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery. Research and development expenses are charged to operations as incurred.

For the three months ended September 30, 2025 and 2024, R&D expenses were $2,323,010 and $1,232,333, respectively, representing an increase of $1,090,677 or 89%. The increase is primarily due to planned increases in R&D services and new hires in 2025, and an increase in stock-based compensation from additional awards granted in 2025.

For the nine months ended September 30, 2025 and 2024, R&D expenses were $7,209,664 and $3,492,144, respectively, representing an increase of $3,717,520 or 106%. The increase is primarily attributable to planned increases in R&D services and new hires in 2025, and an increase in stock-based compensation from new awards granted in 2025.

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

For the three months ended September 30, 2025 and 2024, selling, general and administrative expenses were $6,263,803 and $2,735,419, respectively, representing an increase of $3,528,384 or 129%. The increase is primarily due to planned investments to support our growth related activities, including additional advertising and marketing services, professional and consulting fees, and increased salaries and stock-based compensation from new hires and new grants awarded in 2025.

For the nine months ended September 30, 2025 and 2024, selling, general and administrative expenses were $19,836,875 and $11,542,820, respectively, representing an increase of $8,294,055 or 72%. The increase is primarily due to planned investments in growth related activities that we anticipate will accelerate our growth going forward, including additional advertising and marketing services, professional and consulting fees, travel related expenses, and increased salaries and stock-based compensation from new hires and new grants awarded in 2025.

Credit Losses on Accounts Receivable

For the three and nine months ended September 30, 2025, bad debt expenses were $780,643 and $780,643, respectively, due to the write-off of accounts receivable associated with our Investee, due to their financial condition. There were no bad debt expenses for the three and nine months ended September 30, 2024.

Impairment of Equipment Deposits

For the three and nine months ended September 30, 2025, impairment of equipment deposits were $0 and $1,355,174, respectively, due to the write-off of equipment deposits. There were no impairment expenses for the three and nine months ended September 30, 2024.

Other Income (Expense)

For the three months ended September 30, 2025 and 2024, other income (expense), net was $1,764,661 and $(293,464), respectively, representing an increase of $2,058,125. The change is primarily attributable to the $6,837,563 unrealized gain on Bitcoin holdings due to the three-month change in market price of Bitcoin from $107,176 on June 30, 2025, to $114,057 on September 30, 2025, a decrease of $278,013 for amortization of debt discount in connection with merchant cash advances, and an increase of $76,378 for the change in fair value of accrued issuable equity, partially offset by a $3,325,045 impairment of an equity investment and $1,832,690 for a credit loss on a convertible loan receivable.

For the nine months ended September 30, 2025 and 2024, other income (expense), net, was $9,994,997 and $(1,209,073), respectively, representing an increase of $11,204,070. The change is primarily attributable to the $14,456,623 unrealized gain on Bitcoin holdings due to the nine-month change in market price of Bitcoin, from $93,384 on December 31, 2024, to $114,057 on September 30, 2025, a decrease of $897,411 for amortization of debt discount in connection with merchant cash advances, an increase of $467,807 from interest earned from the savings account, licensing agreements and loan receivable, an increase of $411,393 for the change in fair value of accrued issuable equity, a decrease of $47,213 in interest expense due to the full repayment of the prepaid advance liability on March 27, 2024, and an increase of $81,358 from the gain on debt extinguishment, partially offset by a $3,325,045 impairment of an equity investment and $1,832,690 for a credit loss on a convertible loan receivable.

Our Bitcoin Acquisition Strategy

In December 2024, we adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding bitcoin using cash that exceeds our working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. For example, we began issuing shares under our “at-the-market” offering program in the second half of 2024, and entered into a second ATM Agreement on June 9, 2025, to issue shares of common stock for aggregate gross proceeds of up to $150 million, and used proceeds from these capital markets transactions to acquire bitcoin. We view our bitcoin holdings as long term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional bitcoin purchases. This overall strategy also contemplates that we could periodically leverage or sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

On March 7, 2025, the Company entered into a sixty-day Machine Lease Agreement with a bitcoin mining services company to operate 2,500 S-19 bitcoin mining machines on our behalf, at a total lease cost of $850,000. Additionally, on May 16, 2025, the Company entered into a two hundred and twenty eight-day lease agreement (the “Second Machine Lease Agreement”) with the same digital asset mining services company to operate the 2,500 digital assets mining machines on KULR’s behalf, at a total lease cost of $3,200,000. On June 20, 2025, the Company entered into a one hundred and three-day lease agreement (the “Third Machine Lease Agreement”) with a new digital asset mining services company to operate 3,570 Bitmain Antminer S19 digital assets mining machines on KULR’s behalf, at a total lease cost of $2,756,795. Furthermore, on July 30, 2025, the Company entered into a one year lease agreement (the “Fourth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $2,646,250. Through September 30, 2025, 55.70 bitcoin have been earned pursuant to the Machine Lease Agreements, at an average value of $109,254 per bitcoin.

The following table presents bitcoin activity during the nine months ended September 30, 2025.

			Weighted
			Average
	Digital Assets(1)	Bitcoin Held	Per Bitcoin
Fair value as of December 31, 2024	$20,281,184	217.18	$93,384
Digital assets purchased	79,700,002	783.81	101,683
Digital assets mined	6,085,452	55.70	109,254
Change in fair value of digital assets	14,456,623	—	—
Fair value as of September 30, 2025	$120,523,261	1,056.69	$114,057

(1) The source of capital used to purchase Bitcoin was primarily proceeds from ATM offerings.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash balances of $20,588,596 and $29,831,858, respectively, and working capital of $21,599,040 and $29,498,421, respectively. As of September 30, 2025 and December 31, 2024, we also had Bitcoin holdings of $120,523,261 and $20,281,184, respectively.

For the nine months ended September 30, 2025 and 2024, net cash used in operating activities was $31,039,539 and $12,498,818, respectively. Our net cash used in operations for the nine months ended September 30, 2025, was primarily attributable to our net loss of $17,638,424, adjusted for non-cash gains in the aggregate amount of $7,761,655, which includes impairment of an equity investment and credit loss on convertible loan receivable of $3,325,045 and $1,832,690, respectively, plus $5,639,460 of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operations for the nine months ended September 30, 2024, was primarily attributable to our net loss of $12,903,168, adjusted for non-cash expenses in the aggregate amount of $4,721,844, plus $4,317,494 of net cash used to fund changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2025 and 2024, net cash used in investing activities was $85,499,202 and $211,005, respectively. Net cash used in investing activities during the nine months ended September 30, 2025, was related to investments in digital assets of $79,700,002, investment in preferred stock of $3,325,045, issuance of convertible loan receivable of $1,832,690, purchases of property and equipment of $581,702, and deposits paid for purchases of property and equipment of $59,763. Net cash used in investing activities during the nine months ended September 30, 2024, was related to purchases of property and equipment of $188,267 and deposits paid for purchases of property and equipment of $22,738.

For the nine months ended September 30, 2025 and 2024, net cash provided by financing activities was $107,295,479 and $12,427,476, respectively. Net cash provided by financing activities during the nine months ended September 30, 2025, was primarily due to proceeds from ATM equity financings totaling $107,311,618, proceeds from the loan payable totaling $8,000,000, partially offset by loan payable repayments of $4,200,000, issuance costs on ATM equity financing of $2,685,424, notes payable repayments of $577,674, and payments for deferred financing costs of $562,016. Net cash provided by financing activities during the nine months ended September 30, 2024, was primarily due to proceeds from SEPA Advance Notices totaling $9,104,950, proceeds from ATM equity financings totaling $3,431,090, proceeds from notes payable totaling $2,730,000, partially offset by notes payable repayments of $2,439,855, issuance costs on notes payable of $166,100, payments for deferred financing costs of $128,041, and issuance costs on ATM equity financings of $103,718.

Future cash requirements for our current liabilities include approximately $2,537,896 for accounts payable and accrued expenses, $3,800,000 for loan payable and $416,962 for future payments under operating and finance leases. Future cash requirements for long-term liabilities include $1,176,101 for future payments under operating and finance leases.

On October 15, 2025, the Company repaid in full the remaining balance of the loan payable, classified in the current liabilities section of our condensed consolidated balance sheet.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. We have a history of recurring net losses and recurring use of cash in operations. During the nine months ended September 30, 2025, the Company received gross proceeds of $107,311,618 pursuant to the ATM. Given our cash balance and our digital asset holdings as of September 30, 2025, there is no substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these condensed consolidated financial statements are available to be issued.

While no assurance can be provided that we will be successful in raising additional capital from the ATM, during the period from October 1, 2025 through November 14, 2025, the Company issued 3.0 million shares of common stock for gross proceeds of $15.1 million pursuant to the ATM.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Assessment of impairment of investments has been identified as a critical accounting estimate during the three and nine months ended September 30, 2025. There are other items within our condensed consolidated financial statements that require estimation but are not deemed critical, as defined above.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), a description of certain risks and uncertainties that could affect the Company’s business, future performance, bitcoin holdings, or financial condition, as updated in Item 1A of Part 2 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our Form 10-K and Form 10-Q filed with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

No director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act, during the quarterly period covered by this Quarterly Report.

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

Dated: November 18, 2025	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 18, 2025	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)