Form 10-K
period 2025-12-31
KULR Technology Group, Inc.
filed 2026-03-31
CIK 1662684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $260,648,095 based on the closing price of $7.13 as of that date.

As of March 27, 2026, there were 46,239,034 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

EXPLANATORY NOTE

On June 23, 2025, the Company effected a reverse stock split (the “Reverse Stock Split”) of its shares of common stock, par value $0.0001 per share, (“Common Stock”), on the basis of one post-Reverse Stock Split share of Common Stock for every eight pre-Reverse Stock Split shares of Common Stock issued and outstanding, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. All references to share and per share amounts (excluding authorized shares), as well as option and warrant amounts and exercise prices, including the condensed consolidated financial statements and accompanying notes, have also been restated to give retroactive effect to the Reverse Stock Split.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	new competitors are likely to emerge, and new technologies may further increase competition;
●	our operating costs may increase beyond our current expectations, and we may be unable to fully implement our current business plan;
●	our ability to obtain future financing or funds when needed;
●	our ability to implement our bitcoin treasury strategy;
●	risks related to bitcoin price volatility, regulatory uncertainty surrounding digital assets, and the security and custody of our bitcoin holdings;
●	our ability to successfully obtain and maintain a diverse customer base;
●	customer and revenue concentration risks;
●	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
●	our ability to attract and retain a qualified employee base;
●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;
●	supply chain disruptions, increased tariffs, trade restrictions, and geopolitical instability;
●	our ability to scale manufacturing operations to meet customer demand; and
●	our ability to maintain and execute a successful business strategy.

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

PART I

ITEM 1. BUSINESS

Overview

Overview KULR designs and builds advanced battery systems for autonomous platforms, digital infrastructure, e-mobility and Space – sold as a product or delivered as service subscription. The Company addresses two primary constraints in electrification: thermal management and safety. As energy and power density increase across aerospace, autonomous machines, digital infrastructure and industrial applications, managing heat generation, current density, and propagation risk becomes essential to system reliability and survivability.

KULR is establishing a fully integrated battery energy storage system design and production infrastructure in Houston, Texas. KULR brings battery pack design, prototyping, testing, certification, and manufacturing; as well as battery management system software and electronics design capabilities together under one roof. This full-stack approach enables faster development cycles and rapid transition from prototype to cost-effective volume production. The facility is designed to build high-power and high-energy battery packs that require advanced thermal, mechanical, and safety engineering. With domestic supply chain alignment and scalable production capacity, KULR is positioning itself as a leading manufacturer of advanced battery packs for mission-critical and high-performance applications in the United States.

KULR VIBE is a vibration-reduction technology designed to improve performance and reliability in high-speed and rotor-driven systems. Derived from vibration management solutions used in defense helicopters for over 20 years, it addresses excess vibration that reduces efficiency, increases mechanical wear, and shortens vehicle lifespan. KULR VIBE enables motors, rotating assemblies, and sensitive electronics to operate more smoothly and efficiently across a range of applications, including helicopters, drones, performance vehicles, wind turbines, and other electric and autonomous systems.

KULR ONE® Platform

KULR ONE® is the Company’s modular, cell-agnostic battery architecture platform. It standardizes thermal management, mechanical containment, current path engineering, and propagation resistance across multiple end markets while allowing configuration-specific customization.

Through the KULR ONE® platform, KULR delivers custom, domain-specific battery systems across space, defense, aviation, grid, and subsea applications. In addition to complete battery systems, KULR provides cell screening and characterization, pack-level qualification and abuse testing, battery management system integration, and both low-volume and scalable production capabilities. Through our vertically integrated engineering and manufacturing infrastructure, KULR supports customers from concept development through certification and recurring production. Our focus remains the delivery of safe, high-performance, and scalable energy storage systems engineered for applications where thermal management, current density, and propagation control are critical to operational success.

The KULR ONE® ecosystem consists of domain-specific battery platforms and design solutions:

●	KULR ONE® Space (K1S) – Flight-ready battery systems designed to meet the extreme demands of spacecraft, satellites and deep space missions. Architectures are modular, configurable to meet mission-specific electrical, thermal, and mechanical requirements, including passive propagation resistance, and designed to reduce development time, qualification risk and mission cost.
●	KULR ONE® Guardian (K1G) – Mission-specific, ruggedized battery systems engineered for military and defense applications. Guardian systems are bespoke battery architectures, engineered to meet stringent military-grade standards and designed to withstand extreme service-specific shock, vibration, thermal and ballistic conditions. Guardian batteries typically integrate KULR’s passive propagation-resistant cell architecture, flame arresting thermal materials, and MIL-compliant electrical/mechanical design and are fully customizable, enabling rapid adaptation to any Department of War (“DoW”) application.

●	KULR ONE® Air (K1A) – Purpose-built aviation battery systems engineered for both unmanned and manned platforms, including UAS, tactical drones, and eVTOL aircraft. K1A architectures focus on low-resistance current paths, controlled interconnect temperatures, and propagation risk mitigation, enabling sustained high-discharge performance while supporting appropriate safety and certification pathways based on platform class. Variations of K1A are being developed for eVTOL aircraft, designed to maintain KULR’s emphasis on precise current path engineering, lightweight structural elements, and compatibility with aerospace-grade certification pathways without sacrificing safety or thermal stability.
●	KULR ONE® Max (K1M) – High-capacity battery systems for grid storage, UPS systems, data center backup, and large-scale power infrastructure. K1M applies containment and propagation control strategies at module, rack, and system scale and is engineered to deliver space-level safety and reliability to mission-critical and grid-level applications and meet global safety standards.
●	KULR ONE® Tritan (K1T) – Subsea and marine battery systems designed for pressure-tolerant, corrosion-resistant operation in underwater environments, applying KULR’s thermal and safety methodologies to subsea applications where reliability and containment are critical.
●	KULR Battery Management System (kBMS) – Modular battery management system architecture adapted for DoW and industrial applications, focused on maintaining core safety principles while supporting higher power profiles, faster telemetry, and integration with loitering munitions, unmanned systems, ground vehicles, and stationary power units. kBMS is cell-agnostic and designed to interface directly with KULR ONE® systems, providing precise balancing, state-of-charge estimation, and standard safety provisions.
●	KULR ONE® Design Solutions (K1-DS) – End-to-end battery system engineering, development and production for custom architectures or mission-specific adaptations, integrating concept design, modeling, analysis, and rapid prototyping with a level of safety and performance rigor typically reserved for aerospace and defense programs. The K1-DS framework provides a holistic approach to battery system development, supported by our vertically integrated capabilities, and is strategically structured to support long-term recurring production engagements within our manufacturing infrastructure.

KULR VIBE Solution

Overview

KULR VIBE, our vibration mitigation technology, uses proprietary algorithms to identify and reduce the vibration signatures of rotary and spinning components found in, for example, helicopters, drones, performance vehicles, wind turbines, and other electric and autonomous systems. This transformative and scalable technology has applications across transportation; renewable energy, such as wind farms; industrial manufacturing; performance racing; and autonomous aerial applications, such as drones.

KULR VIBE addresses one of the most challenging issues of energy loss: excessive vibrations that are destructive to the machinery and its performance. It uses existing track and balance hardware to facilitate its vibration reduction technologies, achieving increased energy productivity and reduced mechanical failures, thereby extending platform life.

KULR Xero Vibe Fan

Key challenges for server and data centers are the cooling of components, power consumption, and acoustics. KULR leveraged the KULR VIBE software, developed initially for helicopter balancing applications, to develop the Xero Vibe fan. The unprecedented low vibration levels of the Xero Vibe fan provide increased cooling efficiency, higher fan RPM, and decreased power consumption. KULR is working actively to finalize the qualification of the Xero Vibe fan and automate the balancing techniques to facilitate enough meaningful throughput to be able to provide solution for the server and data center industry.

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

Aerospace/Defense

KULR’s thermal management solutions enable the defense and aerospace industries to safely deploy electronic technologies that support critical missions and protect national security. We believe technology in this sector is developing at increasing rates – the space industry alone is projected to expand from $626.4 billion in 2025 to $1.01 trillion by 2034. The electronic devices being placed into aircrafts, satellites, and missiles are becoming ever smaller and more powerful. Lithium-ion batteries, which are already prone to overheating and cell failure, are exposed to harsh thermal environments as well as shock and vibration during aerospace and defense operations. The Company has partnered with Lockheed Martin, Leidos and other prime contractors to develop and supply mission-critical technologies for hypersonic vehicles, high-power magnetic wave, and other defense systems.

Facilities and IT-Systems

KULR currently maintains one facility of operations in Webster, TX, which facility provides 31,095 ft2 of operational and office space. The facility is conveniently located approximately two miles from NASA Johnson Space Center and is surrounded by a large number of KULR’s existing and targeted customers. The facility supports research and development related activities for lithium-ion battery systems and serves as our principal executive offices. This facility provides room for additional personnel office space, an engineering design and prototyping sandbox, expansive shop area for 3D printing, CNCs, laser cutting systems and other equipment, production space for low volume battery assembly and tab welding, and infrastructure for volume scale TRS manufacturing and additional storage areas.

KULR has engaged with consultants and with subject matter experts to enhance our IT infrastructure and improve all aspects of cybersecurity. As a sub-contractor for DoW programs, it is vital that KULR has state-of-the-art IT systems and controls. Additionally, KULR has further increased its cybersecurity initiatives by hiring FRSecure to act as a VCISO and provide continuous cyber threat training to our personnel. They also audit our current level of threat sophistication and ensure any weak link is addressed immediately. See Item 1C - Cybersecurity for additional information.

Available Information

Our principal executive offices are located at 555 Forge River Road, Suite 100, Webster, Texas 77598, and our telephone number at that location is (408) 663-5247. Our website address is https://kulr.ai. The information on or obtainable through our website is not incorporated into this Annual Report.

Sales, Marketing and Communications Strategy

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

To ensure target customers fully understand the distinct advantages of our offerings, we organize technology showcases and innovation days that demonstrate the value of our solutions in real-world applications. Our marketing and communication strategies include leveraging employee and partner networks, maintaining a dynamic and resource-rich website, attending high-profile industry conferences, commissioning impartial white papers and technical papers, participating in industry events as attendees, sponsors, and guest speakers, and performing in-depth market research to identify new opportunities and refine our approach.

We work closely with a public relations consultant who oversees our press releases and media relations, ensuring we maintain a positive media presence. We utilize several social media platforms, including LinkedIn, YouTube, X, Instagram, and Facebook, and leverage our strong reputation within the thermal management and lithium-ion battery safety communities to spread positive feedback through word-of-mouth.

Looking ahead, we are aggressively expanding our direct sales and marketing teams to deepen key account coverage while supporting a robust and growing network of representatives and distributors. These efforts are aligned with our overarching strategy to drive sustainable growth, broaden our market reach, and reinforce KULR’s position as a leader in energy management solutions.

Industry Overview

Active government initiatives propelled by industry and regulatory tailwinds are increasing demand for energy storage, battery recycling and clean energy, resulting in an expanding total addressable market for KULR’s solutions.

As companies and governments around the world pledge to meet net zero emissions over the next few decades, KULR is uniquely positioned to accelerate the adoption of clean energy solutions and sustainable products and facilitate the migration to a global circular economy. The Company’s goal is to provide total battery safety solutions for more efficient battery systems, increased sustainability, and battery life-cycle management, making KULR a key technology solutions provider in the migration to a global circular economy.

Competition

The markets in which we operate are highly competitive and include a range of established and emerging companies that offer battery systems, thermal management solutions, and battery safety technologies. Our competitors include large, well-capitalized manufacturers as well as specialized providers focused on particular applications or components.

We believe that we compete primarily on the basis of safety, reliability, performance, and the ability to deliver integrated energy storage solutions tailored to mission-critical applications, bolstered through a combination of our proprietary technology, engineering expertise, customization capabilities, certifications and strong customer relationships. Our experience supporting aerospace and defense customers enables us to address complex technical and operational requirements, which we believe differentiates us within our target markets.

Many of our competitors have greater financial, manufacturing and marketing resources than we do and may be able to respond more quickly to market changes. However, we believe our focus on safety-critical applications and disciplined execution positions us competitively within our target markets.

Governmental Regulation and Environmental Compliance

Certain substances we use in our manufacturing process are subject to federal governmental regulations (such as Environmental Protect Agency regulations). We believe we are in material compliance with all applicable governmental regulations, and that the cost and effect of compliance with environmental laws is not material. As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as acetone that is used in very small quantities to manufacture our products. We believe we are currently in compliance with these regulations. Most new materials sold in the U.S. or in many other countries are regulated by government authorities. Some countries also have registration requirements with which we comply to the best of our ability.

Employees

As of December 31, 2025, we had 47 full-time employees and 28 contractors. We believe that we maintain a good working relationship with our employees, and we have not experienced any significant labor disputes. In addition, KULR leverages outsource partners for IT management, software development, battery cell research and development, and machine automation.

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

As of March 11, 2026, KULR held five U.S. patents and one non-provisional pending U.S. patent applications with expiration dates ranging from 2037 to 2041. KULR also has 17 pending trademarks and 5 registered trademarks. In addition, KULR has exclusive license on five patents and a non-exclusive license to one patent from its partnerships. KULR has provided an exclusive license to a third-party licensee to certain KULR intellectual property for a specific territory. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks, and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by the following factors: system and application knowledge; innovative skills; technological expertise; management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. We also have trademarks that are used in the conduct of our business to distinguish genuine KULR products and services; KULR has been granted trademarks for Classes 9, 17, and 42 applications.

Our Bitcoin Treasury Strategy

We have adopted bitcoin as one of our primary treasury reserve assets on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and/or holding bitcoin, using cash flows that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using a portion of the proceeds to purchase bitcoin. We view our bitcoin holdings as long term holdings and will continue to assess the merits of accumulating additional bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions to determine whether to engage in additional bitcoin purchases. This overall strategy also contemplates that we may periodically sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. We may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate. We reserve the right to update and alter our treasury strategy from time to time.

We believe that bitcoin is a reliable store of value and a compelling investment given its unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability, currency devaluation and shifts in monetary policy. We believe that a substantial portion of bitcoin’s historical value appreciation is attributable to the view that bitcoin is or will become a reliable store of value. Like gold, bitcoin is also viewed as a scarce asset; the ultimate supply of bitcoin is limited to 21 million coins, and approximately 95% of its supply already exists. We believe that bitcoin’s finite, digital and decentralized nature as well as its architectural resilience make it a compelling investment. We believe that the growing global acceptance and “institutionalization” of bitcoin supports our view that bitcoin is a reliable store of value. We believe that bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets, and for that reason, we have no plans to purchase or hold cryptocurrency assets other than bitcoin.

We are encouraged by the growing global acceptance and “institutionalization” of bitcoin reflected by the Securities and Exchange Commission’s approval of bitcoin exchange-traded funds. These funds have reported billions of dollars of net inflows, with investments from a large number of institutions, including global banks, pensions, endowments and registered investment advisors.

Our Bitcoin Holdings

As of December 31, 2025, we held a total of 1,000.99 bitcoins that were acquired at an aggregate purchase price of approximately $100.7 million for an average purchase price of approximately $100,600 per bitcoin, inclusive of fees and expenses. We did not sell any bitcoin during 2025. During the period January 1, 2026 and March 27, 2026, we did not purchase any bitcoin. See Note 3-Digital Assets to our consolidated financial statements included in Part IV Item 15 of this Annual Report in Form 10-K for further information regarding our bitcoin purchases.

As of March 27, 2026, we held approximately 1,000.99 bitcoins that were acquired at an aggregate purchase price of $100.7 million and an average purchase price of approximately $100,600 per bitcoin, inclusive of fees and expenses. Additionally, 81.72 bitcoins acquired by us were through mining operations that we have leased. The per bitcoin price for each such coin mined was approximately $103,545. For details of the lease, please see Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Bitcoin Strategy”. As of March 27, 2026, the market price of one bitcoin was $65,995.

Our Bitcoin Mining Acquisition Strategy

Beginning in March 2025, the Company expanded its bitcoin treasury strategy to include BTC mining operations. Management determined that participating in mining activities could (i) increase BTC holdings through internally generated production, (ii) provide potential exposure to favorable mining economics, and (iii) enhance long-term treasury value through vertical participation in the bitcoin ecosystem. The Company’s mining activities are conducted pursuant to fixed-term machine lease agreements. The Company leases digital asset mining equipment, which provides hash to a mining pool operator. The Company derives a portion of its revenue from its digital asset mining activities by providing hash as part of transaction verification services within the digital currency networks of cryptocurrencies, such as BTC, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital rewards which are recorded as revenue, based on the daily amount of BTC earned.

Execution of Bitcoin Transactions

We have purchased bitcoin through multiple bitcoin trade orders executed on the Coinbase exchange. We may also in the future acquire or dispose of bitcoin or implement hedging or income generating strategies via multiple trade executions, or liquidity providers, who may also serve as custodians of our bitcoin. Our liquidity providers and custodians, or our BTC Service Providers, are regulated and licensed entities that operate under high security, regulatory, audit and governance standards. We may transact with multiple BTC Service Providers for trade execution, hedging strategies, income generating strategies and custodial services to spread our risk and to limit our exposure to any single service provider or counterparty.

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

Custody of our Bitcoin

We currently hold and intend to continue to hold all of our bitcoin in a custodial account at a U.S. based, institutional-grade custodian (who may hold our bitcoin in the United States or other territories) that has demonstrated records of regulatory compliance and information security. Our custodian may also serve as a liquidity provider. We have entered into a custodial agreement with Coinbase, Inc., acting for itself and on behalf of Coinbase Custody Trust Company, LLC, Coinbase Custody International Ltd., and Coinbase Credit, Inc., or Coinbase. We carefully selected our custodian after undertaking a due diligence process pursuant to which we evaluated, among other things, the quality of their security protocols, including the multifactor and other authentication procedures designed to safekeep our bitcoin that they may employ, as well as other security, regulatory, audit and governance standards. As we further execute on our strategy, we may include additional custodians. For a discussion of risks relating to the custody of our bitcoin, see Item 1A. “Risk Factors – Risks Related to Our Bitcoin Treasury Strategy and Holdings – Our bitcoin treasury strategy exposes us to various risks associated with bitcoin,” and “– Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.”

Bitcoin Regulation

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change. Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the United States, digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and multiple federal and state agencies have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, our business and our bitcoin treasury strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter to a materially adverse extent the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin treasury strategy.

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

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

Activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. In January 2025, an executive order was issued that revoked the prior administration’s executive order and Treasury Department’s framework, and established the Presidential Working Group on Digital Asset Markets that will be tasked with developing a federal regulatory framework governing digital assets.

The SEC also established a Crypto Task Force in furtherance of these objectives. Among other things, the Crypto Task Force is charged with helping to draw clear regulatory lines and to appropriately distinguish securities from non-securities. The work of the Crypto Task Force is in its early stages and it is not yet clear whether it will result in material changes to the existing regulatory framework of digital assets. In addition, Congress has considered legislation to establish additional regulation and oversight of the digital asset markets. The GENIUS Act (Guiding and Establishing National Innovation for US Stablecoins Act), which regulates payment stablecoins, was signed into law in July 2025. The Digital Asset Market Clarity Act of 2025 (H.R. 3633), which establishes a framework for digital assets, passed the U.S. House of Representatives in July 2025. This bill distinguishes between digital commodities and digital securities, and provides the CFTC with jurisdiction to oversee digital commodities, exchanges and brokers. As of January 2026, the U.S. Senate is considering its own legislation to establish a framework for digital asset markets.

Many state and federal agencies have issued consumer advisories regarding the risks posed by crypto assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of crypto asset transactions or requirements for businesses engaged in activities related to crypto assets. Depending on the regulatory characterization of the bitcoin we mine, the markets for bitcoin in general, and our activities in particular, we may be subject to one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of crypto asset markets and our crypto asset operations. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against crypto asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from crypto asset activity. There is also increasing attention being paid by U.S. federal and state energy regulatory authorities as the total load of crypto mining grows and potentially alters the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies are also actively reviewing the impact of crypto mining in their respective states. Currently, it is unclear how future legislation and regulation will affect our bitcoin mining operations. The course of future legislation and regulation in the United States remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be predicted at this time.

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

We are an early-stage company with limited operating history. We have not yet demonstrated sales of products at a level capable of covering our fixed expenses. Since inception, we have demonstrated limited capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term, nor have we demonstrated the ability to generate sufficient sales to sustain the business. There can be no assurance that we will ever produce a profit.

Many of our products represent new products that have not yet been fully tested in commercial product settings and for which manufacturing operations have not yet been fully scaled. This means that investors are subject to all the risks incident to the creation and development of multiple new products and their associated manufacturing processes, and each investor should be prepared to withstand a complete loss of their investment.

Because we are subject to these uncertainties, there may be risks that management has failed to anticipate, and you may have a difficult time evaluating our business and your investment in us. Our ability to become profitable depends primarily on our ability to successfully commercialize our products in the future. Even if we successfully develop and market our products, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations.

We primarily sell engineered materials or products made with these materials to other companies for incorporation into their products. Although KULR’s technologies were previously used in numerous advanced space and industrial applications for NASA, there has been no significant incorporation of our materials or products into customer products that are released for commercial sale as of the date of this report. Because there is no demonstrated history of large-scale commercial success for our products, it is possible that such commercial success may never happen and that we will never achieve the level of revenues necessary to sustain our business.

We will need to raise substantial additional capital in the future to fund our operations, and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business.

We anticipate that we will incur operating losses for the foreseeable future. We will need to raise substantial additional capital to fund our operations, and if we are not successful in securing additional financing on acceptable terms, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

We could experience significant disruptions in supply from our current or future supply sources which may be exacerbated by macroeconomic trends, including trade policies, political events and other international disputes.

We could experience significant disruptions as a result of global supply chain issues and, in the event of a disruption, we cannot make any assurances that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or alternative purchasers of our products. Identifying suitable suppliers and purchasers is a resource-intensive process that requires us to become satisfied with quality control, responsiveness and service, financial stability and labor and other ethical practices. Any delays, interruption or increased costs in the manufacturing and delivery of our products could adversely affect our ability to meet customer demand and could result in reduced net sales, lower gross margins and operating income. We cannot predict the extent to which supply chain disruptions may affect our customers, suppliers or end markets, or the indirect effects such disruptions may have on our operations and demand for our products.

In addition, geopolitical changes, such as trade disruptions, including the imposition of tariffs by the U.S. on imports from certain countries and any resulting counter-tariffs, political unrest, warfare and military or armed conflict, including those involving China, Ukraine/Russia and the Middle East and the resulting macro-economic impacts from such geopolitical changes, could directly or indirectly cause or exacerbate supply chain disruptions and may further complicate existing supply chain constraints and demand for our products.

Increased tariffs or other trade restrictions involving the United States and key trading partners, including, among others, China, Canada and Mexico, may increase the cost of raw materials and components, disrupt cross-border supply chains and adversely affect our customers’ financial condition and demand for our products. Ongoing trade disputes may continue to escalate which could increase the costs of our products and the components we use to manufacture them.

Additionally, the conflict between Russia and Ukraine and the conflicts in the Middle East have resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how the conflicts will evolve or the timing thereof. If these conflicts continue for a significant time or further expand to other countries and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could have additional adverse effects on macroeconomic conditions, including but not limited to, increased costs, constraints on the availability of commodities, supply chain disruptions and decreased business spending. Furthermore, continuation of the conflicts could give rise to: disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; our ability to implement and execute our business strategy; terrorist activities; increased foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. The occurrence of any of these events may impact our ability to obtain raw materials to manufacture our products, serve our customers, raise additional capital when needed on acceptable terms, if at all, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have limited experience in higher volume manufacturing that will be required to support profitable operations, and the risks and costs associated with scaling to larger production quantities may be substantial.

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

Our solutions are targeted for new applications and devices that require high performance and unique features offered by our products, and potential customers may not be aware of our unique offerings. Developing new applications and devices involves a lengthy and complex process, and they may not be commercialized on a timely basis, or at all. The Company’s success is directly related to the marketability and adoption of these new products.

Furthermore, because the Company’s solutions are relatively new to mass market consumer electronics, the design and testing time is longer than traditional solutions. Moreover, in transitioning to new technologies and products, we may not achieve design wins, our customers may delay transitioning to these new technologies, our competitors may transition more quickly than we do, or we may experience product delays, cost overruns or performance issues that could harm our operating results and financial condition.

We could be adversely affected by our exposure to customer concentration risk and reduced manufacturing capacity.

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. During 2025, we had 2 customers whose purchases, in the aggregate, accounted for 28% of total revenue pursuant to our Energy Management Platform segment, and 1 customer whose purchases accounted for 100% of total revenue pursuant to our Mining of Digital Assets segment. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. Even if we expand our customer base, it is possible that orders from only one or two customers could exhaust most or all of our existing manufacturing capacity. Accordingly, if one or more of these customers were to stop ordering our products or if we are unable to meet the manufacturing capacity demanded by new customers, there would be a risk of significant loss of future revenues, which could in turn have a material adverse effect on our business and on your investment.

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

Likewise, we operate in a market that is subject to rapid technological change. Part of our business strategy is to monitor such change and take steps to remain technologically current, but there is no assurance that such strategy will be successful. If we are not able to adapt to new advances in materials sciences, or if unforeseen technologies or materials emerge that are not compatible with our products and services or that could replace our products and services, our revenues and business prospects would likely be adversely affected. Such an occurrence may have severe consequences, including the potential for our investors to lose all of their investment.

Competitors that are larger and better funded may cause the Company to be unsuccessful in selling its products.

The Company operates in highly competitive markets. Global research relating to thermal management solutions is being conducted by substantially larger companies who have greater financial, personnel, technical, and marketing resources than the Company. There can be no assurance that the Company’s strategy of offering better thermal management solutions based on the Company’s proprietary carbon fiber-based products will be able to compete with other companies, many of whom will have significantly greater resources, on a continuing basis. In the event that we cannot compete successfully, the Company may be forced to cease operations.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

Our ability to grow our customer base, achieve broader market acceptance, grow revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities and educate potential customers about our solutions. Substantial amounts of time and energy are dedicated to our sale and marketing efforts, and our operating results will suffer if our sales and marketing efforts do not contribute significantly to increasing revenue.

We make significant investments in research and development of new products and services that may not achieve expected returns.

We have made and will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, as well as new technology or new applications of existing technology. Investments in new technology are speculative. Commercial success depends on many factors, including but not limited to, innovativeness, engineering support, and effective distribution and marketing. There is no assurance that we will be rewarded from our investments in developing new services and products. If our customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of services or products, thus unfavorably affecting revenue and profits. We may not achieve significant revenue from new products and services, or new applications of existing products and services, for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products, services and businesses may not be as high as the margins we have experienced historically. Furthermore, developing new technologies is complex and unpredictable, which can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or offering new services could adversely affect our revenue and profits.

Because of our small size and limited operating history, we are dependent on key employees.

The Company’s operations and development are dependent upon the experience and knowledge of Michael Mo, our Chief Executive Officer, Shawn Canter, our Chief Financial Officer, Dr. William Walker, our Chief Technology Officer. If the services of any of these individuals should become unavailable, the Company’s business operations might be adversely affected. If several of these individuals became unavailable at the same time, the ability of the Company to continue normal business operations might be adversely affected to the extent that revenue or profits could be diminished, and you could lose all or a significant amount of your investment.

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

Our future growth and success depend on our ability to sell effectively to, and manage relationships with, large enterprise and defense customers.

Our potential customers are manufacturers of products that tend to be large enterprises and organizations, including defense customers. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase our products or solutions.

Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.

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

Recently, cost inflation stemming from geopolitical factors, global crises and other macroeconomic factors has caused prices to increase across various sectors of the economy. Any increase in the prices of our raw materials or energy might affect the overall cost of our products. If we are not able to raise our prices to pass on increased costs to our customers, we would be unable to maintain our existing profit margins. Our major cost components include items such as production materials and electricity, which are typically readily available industrial commodities. During our history as a business, we have not seen any material impact on our cost structure from fluctuations in raw material or energy costs, but this could change in the future.

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

Our development and manufacturing processes involve the controlled use of hazardous materials, such as acetone and other flammable chemicals, as well as lithium-ion batteries and components. We are subject to federal, provincial and local laws, including EPA, OSHA and other regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We are not specifically insured with respect to this liability. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material capital expenditures for environmental control facilities in the near-term, if we fail to comply with these regulations substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations. In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

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

We maintain domestic cash deposits in Federal Deposit Insurance Corporation, or FDIC, insured banks that exceed the FDIC insurance limits. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our operations, liquidity, and financial performance. Bank failures; events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions; or concerns or rumors about such events may lead to liquidity constraints. For example, in March 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. We cannot guarantee that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks or government institutions or by acquisition in the event of a failure or liquidity crisis.

Future adverse regulations could affect the viability of the business.

As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as acetone that is used in very small quantities to manufacture our products. We are currently in compliance with these regulations. However, there can be no assurance that future regulations might not change or raise the compliance standards, with which the Company may no longer comply or for which we may incur substantial costs to comply.

As far as we are aware, there are no current regulations elsewhere in the world that prevent or prohibit the sale of the Company’s products. However, there is no assurance that any regulations will not be enacted in the future to require the Company’s products or production materials to be subject to test for toxicity or other health effects before they can be sold or used in the production process. If such regulations are enacted in the future, they may result in expensive and time-consuming tests or other actions to ensure regulatory compliance, which could adversely affect the Company’s business. There can be no assurance that future regulations might not severely limit or even prevent the sale of the Company’s products in major markets, which could severely limit the Company’s financial prospects and cause investors to lose some or all of their investment.

Our directors and officers may be exposed to liability.

We currently maintain a policy for director and officer liability insurance, also known as “D&O Insurance.” However, the maximum coverage under our D&O Insurance policy may not be sufficient to cover all such liability exposure and, as a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers or, in the event of liabilities beyond our maximum coverage, we may become subject to liability under our D&O indemnification obligations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team has invested and will need to continue to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased selling, general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities, which could have an adverse effect on our business.

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

Our BTC acquisition and holdings strategies may expose us to various risks associated with BTC

Our BTC acquisition and holdings strategies may expose us to various risks associated with BTC, including the following:

BTC is a highly volatile asset. BTC is a highly volatile asset and has experienced, and may continue to experience, significant price volatility, including sharp declines over short periods. While BTC prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors, such as market sentiment, adoption trends, regulatory developments, macroeconomic conditions and speculation. Currently, we do not use a formula or specific methodology to determine whether or when we will sell BTC and decisions to hold or sell BTC are made by management based on market conditions and liquidity needs. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us.

BTC does not pay interest or dividends. BTC does not pay interest or other returns, and we can only generate cash from our BTC holdings if we sell our BTC or implement strategies to create income streams or otherwise generate cash by using our BTC holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our BTC holdings, and any such strategies may subject us to additional risks.

We purchase BTC using primarily proceeds from equity financings. Our ability to execute on the acquisition portion of our BTC strategy depends in significant part on our ability to obtain equity financing. If we are unable to obtain equity financing on favorable terms or at all, we may not be able to successfully execute on our BTC strategy.

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

Changes in the trading price of BTC or changes in the manner in which we own BTC could have significant accounting impacts, including increasing the volatility of our results. The Company has adopted ASU 2023-08, which requires us to measure our BTC holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our BTC in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our BTC holdings. Volatility in the price of BTC could have a material impact on the carrying value of our digital assets on our balance sheet, increase the volatility of our financial results, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

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

Additionally, while we currently intend to own BTC directly, we may investigate other potential approaches to owning BTC, including indirect ownership (for example, through ownership interests in a fund that owns BTC). If we were to own all or a portion of our BTC in a different manner, the accounting treatment for our BTC, our ability to use our BTC as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change.

BTC and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

BTC and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of BTC.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of BTC or the ability of individuals or institutions such as us to own or transfer BTC. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and BTC specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of BTC and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a BTC treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of BTC in particular, may also impact the price of BTC and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of BTC may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to BTC, institutional demand for BTC as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for BTC as a means of payment, and the availability and popularity of alternatives to BTC. Even if growth in BTC adoption occurs in the near or medium-term, there is no assurance that BTC usage will continue to grow over the long-term.

Because BTC has no physical existence beyond the record of transactions on the BTC blockchain, a variety of technical factors related to the BTC blockchain could also impact the price of BTC. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of BTC transactions, hard “forks” of the BTC blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the BTC blockchain and negatively affect the price of BTC. The liquidity of BTC may also be reduced and damage to the public perception of BTC may occur, if financial institutions were to deny or limit banking services to businesses that hold BTC, provide BTC-related services or accept BTC as payment, which could also decrease the price of BTC. Similarly, the open-source nature of the BTC blockchain means the contributors and developers of the BTC blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the BTC blockchain could adversely affect the BTC blockchain and negatively affect the price of BTC.

Recent actions by U.S. banking regulators have reduced the ability of BTC-related services providers to gain access to banking services and liquidity of BTC may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for BTC and other digital assets. In addition, while the current administration has expressed support regarding the development and use of digital assets as the industry has anticipated, the specific regulatory frameworks are still to be developed. Expectations around U.S. digital asset policy, including potential sentiments that the U.S. government is not moving quickly enough or not meeting policy expectations, may adversely affect the price of BTC.

Regulatory change reclassifying BTC as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of BTC and the market price of our common stock.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin treasury strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Common Stock.

Our intended BTC holdings may be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the BTC markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our BTC at favorable prices or at all. For example, a number of BTC trading venues temporarily halted deposits and withdrawals in 2022. As a result, our BTC holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, BTC we may hold with our custodians and transact with our trade execution partners may not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered BTC or otherwise generate funds using our BTC holdings, including in particular during times of market instability or when the price of BTC has declined significantly. If we are unable to sell our BTC, enter into additional capital raising transactions using BTC as collateral, or otherwise generate funds using our BTC holdings, or if we are forced to sell our BTC at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our BTC, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our BTC and our financial condition and results of operations could be materially adversely affected.

Currently, we intend to hold any BTC we may own, in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our BTC. BTC and other blockchain-based cryptocurrencies and the entities that provide services to participants in the BTC ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our BTC in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our BTC;

●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader BTC blockchain ecosystem or in the use of the BTC network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to BTC, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the BTC industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

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

We pre-pay or commit to short-term and long-term lease fees that are recorded as cost of revenue, even though the bitcoin rewards we receive fluctuate daily. Our entitlement is calculated each 24-hour period as a fraction of the total blocks the entire bitcoin network is expected, and not guaranteed, to generate. If the network produces fewer blocks than forecast, our operator’s pool misses solved blocks, or if network difficulty rises more swiftly than anticipated, our realized revenue from digital assets mined may fall short of the expected return while lease obligations remain fixed. In such cases the cumulative bitcoin earned over the lease term may be unable to offset the cash we have expended, forcing us to recognize operating losses and constraining our liquidity.

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

Our common stock is currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

On December 20, 2023, we received a letter from the staff of NYSE American stating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 was not in compliance with the NYSE American’s continued listing standards under Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(iii) of the Company Guide requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Company submitted a plan to the NYSE American on January 19, 2024 advising of actions it has taken or will take to regain compliance with the continued listing standards by June 20, 2025. On March 5, 2024, we received a notification from the NYSE American that the Company’s plan to regain compliance was accepted.

On February 12, 2024, we received a letter from the staff of NYSE American stating that the Company’s securities’ performance of trading price is below compliance criteria pursuant to Section 1003(f)(v) of the NYSE American Company Guide, which NYSE American determined to be a 30-trading day average of less than $0.20 per share. The Company’s continued listing was predicated on it demonstrating sustained price improvement within a reasonable period of time, which NYSE American had determined to be no later than August 12, 2024, or otherwise effecting a reverse stock split of the Company’s common stock.

On May 6, 2024, the Company received a letter from the staff of NYSE American indicating that the Company had regained compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock demonstrating sustained price improvement.

On December 18, 2024, the Company received a letter from the staff of NYSE American indicating that the Company had regained compliance with the NYSE American continued listing standard set forth in Sections 1003(a)(i), (ii) and (iii) of the Company Guide. To resolve the deficiency, the Company demonstrated compliance with the applicable standards for two consecutive quarters, pursuant to Section 1009(f) of the Company Guide. Effective as of the opening of trading on December 17, 2024, the compliance indicator was removed, and the Company’s name was removed from the list of NYSE American noncompliant issuers. The Company remains subject to the NYSE American’s continued listing standards.

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

Our Board of Directors has the authority, without action or vote of our stockholders, to authorize the issuance of all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we have and may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants, whether currently outstanding or subsequently granted, to purchase shares of our common stock.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the war in Ukraine and conflicts in the Middle East, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine and the conflicts in the Middle East, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations.

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

Voting power of our stockholders is highly concentrated by insiders.

Our officers, directors and affiliates currently beneficially own approximately 70.45% of the voting power of our voting stock. Such concentrated control of the Company may adversely affect the value of our common stock. If you acquire our common stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our common stock.

We have shares of Series A Voting Preferred Stock outstanding with super voting rights.

Our outstanding capital stock as of the date hereof consists of common stock and Series A Voting Preferred Stock. All 1,000,000 shares of Series A Voting Preferred Stock have been issued to Mr. Michael Mo, our Chairman and Chief Executive Officer. Each share of common stock is entitled to one vote and each share of Series A Voting Preferred Stock is entitled to 100 votes on any matter on which action of the stockholders of the Company is sought. Approximately 97.30% of Mr. Mo’s voting power stems from his holdings of the Series A Voting Preferred Stock. The Series A Voting Preferred Stock will vote together with the common stock.

Our certificate of incorporation or the Certificate of Designation of Preferences, Rights and Limitations of the Non-convertible Series A Voting Preferred Stock do not provide for any sunset provisions that limit the lifespan of our Series A Voting Preferred Stock, including in the case of the death of a Series A Voting Preferred Stock stockholder or intra-family transfers of shares of Series A Voting Preferred Stock. The holders of Series A Voting Preferred Stock are not entitled to receive dividends of any kind or to any liquidation preference. The Series A Voting Preferred Stock is not convertible into common stock or any other equity authorized to be issued by the Company.

In addition to the dilutive effect on the voting power and value of our common stock, the foregoing structure of our capital stock may render our common stock ineligible for inclusion in certain securities market indices, and thus adversely affect the price and liquidity of, and public sentiment regarding, our common stock or other securities. The existence of, and voting rights associated with, our Series A Voting Preferred Stock, either alone or in conjunction with certain of the other provisions of our certificate of incorporation, could also have the effect of delaying, deterring or preventing a change in our control or make the removal of our management more difficult.

Our Chairman and CEO owns our Series A Voting Preferred Stock and will be able to exert significant control over matters subject to stockholder approval.

Michael Mo, our Chairman and CEO, currently beneficially owns common stock and Series A Voting Preferred Stock that provide him with 70.28% of the voting power of our voting stock. Therefore, even after any further dilution from future equity issuances, he will have the ability to substantially influence us through this ownership position. For example, he may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. His interests may not always coincide with our corporate interests or the interests of other stockholders, and he may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. So long as he continues to hold a significant amount of voting power, he will continue to be able to strongly influence or effectively control our decisions.

Our certificate of incorporation allows for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to authorize the issuance of up to 20,000,000 shares of our preferred stock, terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock was previously approved and authorized by a vote of the majority stockholders of the Company and reinforces and enhances the Company’s flexibility to optimize the Company’s negotiating position in any potential current and/or future engagements with commercial, financial, and/or strategic parties, and to provide defenses against potential hostile third-party actions. Each record holder of Non-convertible Series A Voting Preferred Stock has 100 votes per share of Non-convertible Series A Voting Preferred Stock held by such record holder, but the Series A Voting Preferred Stock is otherwise identical in every other respect to the voting rights of the holders of common stock entitled to vote at any regular or special meeting of the stockholders or by written consent.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the information required by this item.

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

KULR’s Chief Technology Officer, in conjunction with our third-party providers, is responsible for assessing and managing KULR’s cyber risk management program, informs senior Management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervises such efforts. In addition, KULR has made additional investment into cybersecurity by hiring an on-premises Information Technology Manager who will dedicate time weekly to supporting the development of KULR cyber related policies and working on enforcement with 3rd party managed solutions providers.

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

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and customer-facing products. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We conduct an annual assessment of our practices and standards against the NIST CSF. KULR is actively engaged with third-party specialists to update policies and institute controls that would ensure Cybersecurity Maturity Model Certification level 2 compliance.

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

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and may continue to experience, cyber incidents in the normal course of our business. Although prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, there can be no assurance that we will not suffer a material loss in the future. For a description of the risks from cybersecurity threats that may materially affect the Company, see our risk factors under Item 1A. Risk Factors, including the risk factor entitled Significant disruptions of information technology systems, breaches of data security and other incidents could materially adversely affect our business, results of operations and financial condition.

ITEM 2. PROPERTIES

Our principal executive office is located at 555 Forge River Road, Suite 100, Webster, Texas 77598, and the telephone number at such address is 408-663-5247.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal or administrative proceedings.

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

Common Stockholders

On March 27, 2026, we had approximately 102 stockholders of record.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2025 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2025.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of and for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Overview

KULR designs and builds advanced battery systems for autonomous platforms, digital infrastructure, e-mobility and Space – sold as a product or delivered as service subscription. The Company addresses two primary constraints in electrification: thermal management and safety. As energy and power density increase across aerospace, autonomous machines, digital infrastructure and industrial applications, managing heat generation, current density, and propagation risk becomes essential to system reliability and survivability.

KULR is establishing a fully integrated battery energy storage system design and production infrastructure in Houston, Texas. KULR brings battery pack design, prototyping, testing, certification, and manufacturing; as well as battery management system software and electronics design capabilities together under one roof. This full-stack approach enables faster development cycles and rapid transition from prototype to cost-effective volume production. The facility is designed to build high-power and high-energy battery packs that require advanced thermal, mechanical, and safety engineering. With domestic supply chain alignment and scalable production capacity, KULR is positioning itself as a leading manufacturer of advanced battery packs for mission-critical and high-performance applications in the United States.

KULR VIBE is a vibration-reduction technology designed to improve performance and reliability in high-speed and rotor-driven systems. Derived from vibration management solutions used in defense helicopters for over 20 years, it addresses excess vibration that reduces efficiency, increases mechanical wear, and shortens vehicle lifespan. KULR VIBE enables motors, rotating assemblies, and sensitive electronics to operate more smoothly and efficiently across a range of applications, including helicopters, drones, performance vehicles, wind turbines, and other electric and autonomous systems.

Recent Developments

Annual Revenues

The Company reported record annual revenues of $16.2 million for 2025, as compared to its previous revenues of $10.7 million for 2024.

Investments, Impairment and Credit Losses

During the year ended December 31, 2025, the Company made two investments in a private German entity (the “Investee”), including Series A7 Preferred Shares and a convertible loan receivable of $3.3 million and $2.1 million, respectively. In addition, the Company had accounts receivable of $0.8 million due from Investee, who was also a customer. On November 13, 2025, the Investee filed an application with a German insolvency court to open insolvency proceedings. As a result, as of December 31, 2025, the Company has fully impaired or recognized credit losses associated with the Company’s investments and accounts receivable associated with the Investee. During the fourth quarter of 2025, the Company determined that it would not pursue additional sales of exoskeleton products and, accordingly, recorded an inventory reserve of $0.5 million, bringing the net carrying value of its on-hand exoskeleton inventory down to zero.

Bitcoin Treasury Strategy

On December 4, 2024, the Board approved, and the Company publicly announced its decision to include BTC as a primary asset in its treasury program. During the year ended December 31, 2025, the Company purchased 783.81 BTC via trade orders on Coinbase (the “Custodian”), at an average cost of $101,683 per BTC, inclusive of fees and expenses, for an aggregate cost of $79.7 million.

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

Mining of Digital Assets

Beginning in March 2025, the Company expanded its bitcoin treasury strategy to include BTC mining operations. Management determined that participating in mining activities could (i) increase BTC holdings through internally generated production, (ii) provide potential exposure to favorable mining economics, and (iii) enhance long-term treasury value through vertical participation in the bitcoin ecosystem. The Company’s mining activities are conducted pursuant to fixed-term machine lease agreements.

As of March 27, 2026, 81.72 BTC have been mined pursuant to the Machine Lease Agreements, at an average cost of $103,545 per BTC. See the section “Our Bitcoin Acquisition Strategy” below for further information regarding our BTC purchases, including the source of capital used to purchase BTC.

At the Market Offerings

On July 3, 2024, the Company entered into an At the Market Offering Agreement (the “First ATM Agreement”) with an agent (the “First ATM Agent”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $20 million in “at the market” offerings through or to the First ATM Agent (the “ATM”). Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the First ATM Agent. The First ATM Agent was entitled to a commission from the Company of 3% of the gross proceeds of any shares of common stock sold pursuant to the ATM. On December 4, 2024, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM from approximately $20 million to $46 million. On December 26, 2024, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the ATM by an additional $50 million, to $96 million. On July 3, 2024, the Company entered into an amendment to the First ATM Agreement to reduce the First ATM Agent’s commission to 2.5% of gross proceeds of any sales of shares of common stock sold pursuant to the ATM.

On January 24, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the First ATM Agreement by an additional $50 million, bringing the total aggregate offering amount to $146 million. On May 30, 2025, the Company completed its initial ATM offering pursuant to the First ATM Agreement, issuing an aggregate of 14,783,401 shares of common stock for gross proceeds of approximately $146 million. Of these shares, 9,347,652 were issued for gross proceeds of $61.9 million in 2024, and 5,435,749 were issued for gross proceeds of $84.1 million in 2025.

On June 9, 2025, the Company entered into a second At the Market Offering Agreement (the “Second ATM Agreement”) with two sales agents (the “Second ATM Agents”), pursuant to which the Company may, from time to time, sell shares of common stock for aggregate gross proceeds of up to $300 million in ATM offerings through or to the Second ATM Agents. On September 30, 2025, the Company reduced the aggregate offering amount to $150 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of the sale, or as otherwise agreed with the Second ATM Agents. The Second ATM Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold pursuant to the Second ATM Agreement. During the year ended December 31, 2025, the Company issued a total of 7,243,562 shares of common stock pursuant to the Second ATM Agreements for aggregate gross proceeds of $39.1 million. As of December 22, 2025, the Company decided to pause its ATM transactions through June 30, 2026.

License and Opportunities for KULR VIBE Fan Balancing Applications

On September 29, 2024, we entered into a licensing agreement for our proprietary vibration reduction technology named KULR Xero Vibe (“KXV”). The deal includes a $1.1 million minimum guaranteed license and royalty fee, a unique opportunity for the licensee to purchase proprietary balancing equipment directly from the Company and additional revenue upside to the Company based on volume and technology upgrades. The licensee is a Japanese corporation specializing in systems integration and the distribution of advanced semiconductor solutions. During the year ended December 31, 2025, the Company entered into a Master Vehicles Agreement that permits the application of its Zero Vibe technology in automotive platforms. The Company continues to explore additional license opportunities.

License and Opportunities for CF Cathode Design Technology

On December 29, 2024 the Company entered into a ten-year licensing agreement with a customer located in Japan, for the use of intellectual property in connection with its CF Cathode Design technology (including the specifications, diagrams, schematics and instructions (together the “KULR CF Intellectual Property”) for the production of the CF Cathode. The agreement gives the customer the exclusive license to use the KULR CF Intellectual Property to manufacture and sell CF Cathodes in Japan, and a non-exclusive license to manufacture and sell CF Cathodes in several other countries, including Taiwan, China, India and Korea. Pursuant to this license agreement, the total contract value is $1.8 million, of which the Company recognized $1.7 million in revenue for the year ended December 31, 2024. There was no revenue recognized for the year ended December 31, 2025 under this license agreement. In addition, $0.1 million will be recognized as interest income over the term of the agreement as a result of a significant financing component.

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

All references to share and per share amounts for all periods presented in the audited consolidated financial statements have been retrospectively restated to reflect the Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the Reverse Stock Split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of common stock reserved for future issuance under the Company’s 2018 Equity Incentive Plan.

Credit Agreement

On July 1, 2025, the Company entered into a Master Loan Agreement (the “Master Loan Agreement”) with Coinbase Credit, Inc., a Delaware corporation, and Coinbase, Inc., a Delaware corporation, acting in its principal capacity and as agent for each of its affiliates (each, a “Coinbase Entity” and together the “Lender”). The Master Loan Agreement governs separate loan transactions (each, a “Loan”) whereby the Lender may, from time to time, lend to the Company (i) specified quantities of digital assets or (ii) cash in U.S. dollars (collectively, “Loaned Assets”). Each Loan will be documented by a written confirmation setting forth the asset type, principal amount, loan fee rate, maturity profile and any other negotiated terms. The Master Loan Agreement provides for a multiple-draw term facility up to $20 million. A Loan shall only be deemed to commence once the Lender transfers the Loaned Assets to the Company, and the Company simultaneously pledges the required collateral.

On July 8, 2025, the Company borrowed $8.0 million in cash (the “Initial Drawdown”) under the Master Loan Agreement. The Initial Drawdown is the first advance against the revolving credit facility established by the Master Loan Agreement. The Initial Drawdown bears an 8% loan fee. The Company’s obligations are secured by a first-priority security interest at a collateral-coverage ratio of about 156.25% of the outstanding principal amount. The Initial Drawdown is subject to the terms and conditions of the Master Loan Agreement. As of December 31, 2025, the balance on the loan was repaid in full.

On March 27, 2026, the Company borrowed $5.0 million in cash (the “March 2026 Drawdown”) under the Master Loan Agreement. The March 2026 Drawdown bears a 7% loan fee. The Company’s obligations under the March 2026 Drawdown are secured under the same terms and collateral-coverage ratio as the Initial Drawdown. The March 2026 Drawdown is subject to terms and conditions of the Master Loan Agreement. After giving effect to the March 2026 Drawdown, $15.0 million of the $20.0 million credit facility remains available.

Consolidated Results of Operations

Year Ended December 31, 2025 Compared With Year Ended December 31, 2024

Revenue

Our revenues consisted of the following types:

	For the Years Ended
	December 31,		Variances
	2025	2024	$	%
Product sales	$5,052,771	$3,644,240	$1,408,531	39%
Contract services	2,201,333	4,406,023	(2,204,690)	(50)%
IP license	—	2,687,218	(2,687,218)	(100)%
Grant revenue	1,886,376	—	1,866,376	N/A
Mining of digital assets	7,029,924	—	7,029,924	N/A
Total Revenue	$16,170,404	$10,737,481	$5,432,923	51%

For the years ended December 31, 2025 and 2024, we generated $16.2 million and $10.7 million of revenue from 60 and 71 customers, respectively.

We had 47 product sales customers in 2025, compared with 53 in 2024. Product sales during these periods include sales of our component product, battery production, internal short circuit battery cells and devices, patented thermal runaway shield technology (“TRS”), phase change material (“PCM”) heatsinks, KULR SafeCases, and exoskeleton devices. Although the number of customers decreased, the increase in product revenue was driven primarily by our new client base generating more significant revenue per contract during the year ended December 31, 2025, as compared to the same period in 2024. Additionally, there was a significant increase in revenue generated from one of the Company’s existing customers.

We had 34 contract services customers in 2025, compared with 34 in 2024. The decrease in revenue is primarily due to a large contract earned during 2024 which generated $0.7 million of service revenues, along with a significant reduction in two other contracts in 2025. Service revenue includes unique engineering design and testing projects customized for specific customers.

Revenue from IP licensing during the year ended December 31, 2024, was $2.6 million. License revenue consists of contracts with customers for the rights to use our patented KULR VIBE technology and CF Cathode Design technology. License revenue consists of certain guaranteed minimum royalty amounts. These contracts were executed during the year ended December 31, 2024. There was no license revenue recognized during the year ended December 31, 2025.

Our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitments. Accordingly, the business activity cycle between expression of initial customer interest to shipping, acceptance and billing can be lengthy, unpredictable, and lumpy, which can influence the timing, consistency and reporting of sales growth.

Revenue from mining of digital assets mined during the year ended December 31, 2025 was $7.0 million. The initial mining contract was entered into on March 7, 2025 and mining activities increased through December 31, 2025, with additional leases being executed during the period. Two new mining contracts were entered into during the second quarter of 2025, followed by a fourth and fifth mining contract in the third and fourth quarters of 2025, respectively. For the year ended December 31, 2025, we earned 65.79 BTC from mining operations. There was no mining of digital assets revenue recognized prior to March 7, 2025.

Grant revenue during the year ended December 31, 2025 was $1.9 million related to the reimbursement of equipment purchases totaling $0.3 million, R&D expenses totaling $1.4 million and prepayments of $0.2 million. Grant revenue consists of an award from the Texas Space Commission to perform research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of our ongoing major or central activities. The contract award was executed on September 23, 2025. Revenue is earned on the award once specific grant conditions have been met, which is generally when the costs relevant to the condition have been incurred by the Company. There was no grant revenue recognized prior to this period.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consists of the cost of our products as well as labor expenses directly related to product sales or contract services. The following table presents the dollar and percentage variances in cost of revenue for the periods presented.

	For the Year Ended
	December 31, 2025		Gross Profit
	Revenue	COGS	$	%
Gross Margins
Product sales	$5,052,771	$4,978,205	$74,566	1.0%
Contract services	2,201,333	2,930,453	(729,120)	(33.0)%
Grant revenue	1,886,376	—	1,886,376	100.0%
Mining of digital assets	7,029,924	7,490,774	(460,850)	(6.6)%
Total	$16,170,404	$15,399,432	$770,972	4.8%

	For the Year Ended
	December 31, 2024		Gross Profit
	Revenue	COGS	$	%
Gross Margins
Product sales	$3,644,240	$1,975,610	$1,668,630	45.8%
Contract services	4,406,023	3,278,673	1,127,350	25.6%
IP license	2,687,218	—	2,687,218	100.0%
Total	$10,737,481	$5,254,283	$5,483,198	51.1%

Product mix plays an important part in our reported average margins for any period. Because we are introducing new products at an early stage in our development cycle, the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

Gross profit margin on product sales declined sharply year-over-year. The decline was driven primarily by a write-off of approximately $0.7 million of inventory following the customer’s cessation of business operations, against which minimal revenue was generated. The inventory write-off, combined with low revenue from the related product line, resulted in significant margin reduction during the period.

Gross profit margin on contract services deteriorated from a positive margin in 2024 to a negative margin in 2025. The decline reflects increased labor hours incurred on service contracts relative to revenue recognized during the period. Margins were further pressured by approximately $0.7 million of depreciation expense on a revenue-generating machine that was placed into storage following the expiration of the Shawline lease in November 2025, resulting in limited revenue being generated against an otherwise fixed cost base.

Mining of digital assets is a new segment in 2025 with no comparable prior year period. Gross margins were negative during the period, reflecting the early-stage nature of the operations where hosting, energy, and lease costs exceeded mining revenue during the initial ramp-up period. Margins were further pressured by the decline in BTC prices experienced from March 2025 through December 2025, which reduced the value of BTC mined relative to the fixed costs of leasing the machines, compressing margins throughout the majority of the year.

Grant revenue, which represents a reimbursement of costs, reflected a full gross margin contribution. The related costs include $1.5 million classified within research and development expenses, and $0.4 million which were capitalized as fixed assets or prepaid expenses.

IP licensing generated a full margin contribution in 2024 as it carried no associated cost of revenue. No IP licensing revenue was recognized in 2025, and its absence was a significant driver of the overall decline in gross profit year-over-year.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery. R&D expenses are charged to operations as incurred. The following table presents the dollar and percentage variances in R&D expenses for the periods presented.

	For the Years Ended
	December 31,		Variances
	2025	2024	$	%
Operating Expenses
Research and development	$10,755,036	$4,738,305	$6,016,731	127%
Total research and development	$10,755,036	$4,738,305	$6,016,731	127%

The increase was primarily attributable to planned increases in R&D services and personnel during 2025, including approximately $4.5 million of higher costs associated with third-party engineering and development services related to balancing fans to optimize vibration signature and acoustic studies, the purchase of testing equipment, and investments to support manufacturing expansion. Stock-based compensation increased by approximately $1.2 million as a result of new equity awards granted during the year. In addition, employee benefits related to health insurance increased by approximately $0.2 million, driven by expanded coverage and overall market pricing increases.

We expect that our R&D expenses will increase as we expand our future operations.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of stock-based compensation, marketing and advertising, salaries, payroll taxes and other benefits, Board member compensation, accounting and tax, consulting fees, travel and entertainment, rent expense, office expenses, and legal and professional fees. The following table presents the dollar and percentage variances in selling, general and administrative expenses for the periods presented.

	For the Years Ended
	December 31,		Variances
	2025	2024	$	%
Operating Expenses
Selling, general, and administrative	$27,696,969	$15,979,852	$11,717,117	73%
Total selling, general, and administrative	$27,696,969	$15,979,852	$11,717,117	73%

The increase was primarily attributable to higher operating costs associated with the Company’s expanded activities during 2025. Accounting, legal, consulting, and other professional fees increased by approximately $4.3 million, primarily related to strategic investment and business and corporate development related activities. Marketing expense increased by approximately $2.0 million, reflecting increased corporate and product awareness activity, advertising and promotional efforts. Travel expense increased by approximately $0.5 million, primarily related to increased marketing, business development and operational activities. Insurance expense increased by approximately $0.7 million, driven by expanded coverage and overall market pricing increases. SG&A expenses also increased primarily due to higher stock-based compensation expense of approximately $3.0 million related to additional equity awards granted during 2025, as well as approximately $0.7 million of increased personnel costs driven by higher headcount and employee bonuses.

Credit Losses on Accounts Receivable

For the year ended December 31, 2025, credit losses on accounts receivable were approximately $2.2 million, comprised of a $0.8 million direct write-off of accounts receivable associated with the Investee, as a result of their financial condition, and a $1.4 million allowance for credit losses determined using an aging-based method that groups accounts receivable into pools based on shared risk characteristics. There were no credit losses for the year ended December 31, 2024.

Impairment of Equipment Deposits, Intangible Assets, ROU Assets and Property and Equipment

For the year ended December 31, 2025, impairment expense was $3.1 million, as detailed in the table below:

	For the Years Ended
	December 31,		Variances
	2025	2024	$	%
Operating Expenses
Impairment of finance lease right-of-use asset	$905,630	$—	$905,630	N/A
Impairment of property and equipment	625,967	—	625,967	N/A
Impairment of intangible assets	202,058	—	202,058	N/A
Impairment of equipment deposits	1,355,174	—	1,355,174	N/A
Total impairment expense	$3,088,829	$—	$3,088,829	N/A

Each of these impairments resulted from a triggering event that required us to review the assets for impairment, which resulted in the determination that the de minimis fair value of the assets were not recoverable, and the assets were fully impaired. We recorded an impairment charge of $0.9 million on our finance lease right-of-use (“ROU”) asset related to our digital asset mining operations. The impairment was driven by a significant decline in the market price of bitcoin, which reduced the expected future cash flows attributable to the asset below its carrying value. We recorded an impairment charge of $0.6 million related to certain property and equipment. Upon evaluation of property and equipment, the undiscounted future cash flows associated with the affected assets were determined to be insufficient to recover their carrying value. The fair value of these assets was determined to be zero, and accordingly they were written down to zero. We recorded an impairment charge of $0.2 million related to certain intangible assets that no longer had expected future cash flows, and the fair value of these intangibles was determined to be zero, therefore these assets were written down to zero. Write-off of equipment deposits of $1.4 million, represented deposits paid to a vendor as a downpayment for the manufacture of an automated manufacturing system. This system was never delivered to the Company. After negotiation, and in an effort to come to a resolution on the matter, we agreed to forfeit the equipment deposit while the vendor retained the unfinished equipment. There was no impairment expense for the year ended December 31, 2024.

Other Income (Expense)

The following table presents the dollar and percentage variances in other income (expense) for the periods presented.

	For the Years Ended
	December 31,		Variances
	2025	2024	$	%
Other income (expense)
Unrealized loss on digital assets	$(13,800,041)	$(718,826)	$(13,081,215)	1,820%
Impairment of equity investment	(3,325,045)	—	(3,325,045)	N/A
Credit loss on loan receivable	(2,127,565)	—	(2,127,565)	N/A
Amortization of debt discount	(82,878)	(1,151,659)	1,068,781	(93)%
Interest income (expense), net	403,327	(199,242)	602,569	(302)%
Change in fair value of accrued issuable equity	(17,075)	(228,777)	211,702	(93)%
All other	50,000	9,834	40,166	408%
Total other expense	$(18,899,277)	$(2,288,670)	$(16,610,607)	726%

The change is primarily attributable to the $13.1 million unrealized loss on BTC holdings due to the twelve-month change in market price of BTC, from $93,384 on December 31, 2024, to $87,502 on December 31, 2025, an increase of $3.3 million for an impairment of an equity investment, an increase of $2.1 million from a credit loss on a convertible loan receivable, partially offset by a decrease of $1.1 million in amortization of debt discount in connection with short-term financing, an increase of $0.6 million from interest earned from the savings account and licensing agreements, and an increase of $0.2 million for the change in fair value of accrued issuable equity.

Our Bitcoin Acquisition Strategy

In December 2024, we adopted BTC as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding BTC using cash that exceeds our working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase BTC. For example, we began issuing shares under our ATM offering program in the second half of 2024, and used proceeds from these capital markets transactions to acquire BTC. We view our BTC holdings as long term holdings and will continue to assess the merits of accumulating additional BTC. We have not set any specific target for the amount of BTC we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional BTC purchases. This overall strategy also contemplates that we may periodically sell BTC for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our BTC holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our BTC holdings.

Beginning in March 2025, the Company expanded its bitcoin treasury strategy to include BTC mining operations. Management determined that participating in mining activities could (i) increase BTC holdings through internally generated production, (ii) provide potential exposure to favorable mining economics, and (iii) enhance long-term treasury value through vertical participation in the bitcoin ecosystem. The Company’s mining activities are conducted pursuant to fixed-term machine lease agreements.

On March 7, 2025, the Company entered into a 60 day Machine Lease Agreement with a BTC mining services company to operate 2,500 S-19 BTC mining machines on our behalf, at a total lease cost of $.9 million. Additionally, on May 16, 2025, the Company entered into a 228 day lease agreement with the same digital asset mining services company to operate the 2,500 digital assets mining machines on KULR’s behalf, at a total lease cost of $3.2 million. On June 20, 2025, the Company entered into a one hundred and three-day lease agreement with a new digital asset mining services company to operate 3,570 Bitmain Antminer S19 digital assets mining machines on KULR’s behalf, at a total lease cost of $2.8 million. Furthermore, on July 30, 2025, the Company entered into a one year lease agreement with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $2.6 million. On October 1, 2025, the Company entered into a two year lease agreement with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $4.2 million, of which $0.9 million represents costs attributable to the machines (see Note 13 – Leases for additional details). Through December 31, 2025, 65.79 BTC have been earned pursuant to the Machine Lease Agreements, at an average value of $106,854 per BTC.

The following table presents BTC activity during the year ended December 31, 2025.

			Weighted
			Average
	Digital Assets(1)	Bitcoin Held	Per Bitcoin
Fair value as of December 31, 2024	$20,281,184	217.18	$93,384
Digital assets purchased	79,700,002	783.81	101,683
Digital assets mined	7,029,924	65.79	106,854
Digital assets received as downtime credits	784,187	7.43	105,543
Change in fair value of digital assets	(13,800,041)	—	—
Fair value as of December 31, 2025	$93,995,256	1,074.21	$87,502

(1)The source of capital used to purchase BTC was primarily proceeds from ATM offerings.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had cash balances of $13.3 million and $29.8 million, respectively, and working capital of $19.3 million and $29.5 million, respectively. As of December 31, 2025 and 2024, we had BTC holdings of $94.0 million and $20.3 million, respectively.

For the years ended December 31, 2025 and 2024, cash used in operating activities was $45.0 million and $17.3 million, respectively. Our cash used in operations for the year ended December 31, 2025 was primarily attributable to our net loss of $61.9 million, adjusted for non-cash expenses in the aggregate amount of $25.3 million, as well as $8.3 million of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended December 31, 2024 was primarily attributable to our net loss of $17.5 million, adjusted for non-cash expenses in the aggregate amount of $7.1 million, as well as $6.9 million of net cash used to fund changes in the levels of operating assets and liabilities.

For the years ended December 31, 2025 and 2024, cash used in investing activities was $89.0 million and $21.6 million, respectively. Cash used in investing activities during the year ended December 31, 2025 was related to investments in digital assets of $79.7 million, investment in preferred stock of $3.3 million, purchases of property and equipment of $3.0 million, issuance of convertible loan receivable of $2.1 million, deposits paid for purchases of property and equipment of $0.8 million, and purchase of intangible asset for $0.1 million. Cash used in investing activities during the year ended December 31, 2024 was related to investments in digital assets of $21.0 million, purchases of property and equipment of $0.6 million and deposits paid for purchases of property and equipment of $0.02 million.

For the years ended December 31, 2025 and 2024, cash provided by financing activities was $117.4 million and $67.6 million, respectively. Financing activities during the year ended December 31, 2025 was primarily due to proceeds from ATM equity financing totaling $123.2 million, proceeds from the loan payable totaling $8.0 million and proceeds from the exercise of stock options totaling $0.01 million, partially offset by loan payable repayments of $8.0 million, issuance costs of ATM financing of $3.1 million, repayment of finance lease liabilities of $1.0 million, note payable repayment of $0.6 million, payment for deferred financing costs for $0.6 million, payment of employee tax withholding from shares withheld of $0.4 million, and repurchase of common stock of $0.1 million. Financing activities during the year ended December 31, 2024 was primarily due to proceeds from ATM equity financing totaling $61.9 million, proceeds from SEPA Advance Notices totaling $9.1 million, proceeds from notes payable totaling $2.7 million, and proceeds from the exercise of stock options totaling $0.02 million, partially offset by notes payable repayments of $3.3 million, issuance costs of ATM financing of $1.8 million, repurchase of common stock of $0.5 million, payments for deferred financing costs of $0.4 million and issuance costs on notes payable of $0.2 million.

As of December 31, 2025, future cash requirements for our current liabilities include $5.8 million for accounts payable and accrued expenses, $3.3 million for future payments under operating and finance leases. Future cash requirements for long-term liabilities include $2.4 million for future payments under operating and finance leases.

On October 15, 2025, the Company repaid in full the remaining balance of the loan payable, classified in the current liabilities section of our condensed consolidated balance sheet.

Our primary source of liquidity has historically been cash generated from equity and debt offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. We have a history of recurring net losses, recurring use of cash in operations and declining working capital. During the year ended December 31, 2025, the Company received gross proceeds of $123.2 million pursuant to the

ATM. As of December 31, 2025, we believe our cash on hand, BTC holdings, cash flows from operations and working capital balances will be sufficient to satisfy our obligations over the next 12 months.

No assurance can be provided that we will be successful in raising additional capital from the ATM. During the year ended December 31, 2025, the Company issued a total of 12,679,311 shares of common stock pursuant to the ATM agreements for aggregate gross proceeds of $123.2 million. During the year ended December 31, 2024, the Company issued a total of 9,347,652 shares of common stock pursuant to the First ATM for aggregate gross proceeds of $61.9 million. As of December 2025, the Company decided to pause its ATM transactions through June 30, 2026.

As of March 27, 2026, our cash and BTC balances were approximately $8.4 million and $71.5 million, respectively.

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

We have identified one estimate within our consolidated financial statements that is considered to be a critical accounting estimate, as follows:

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant and equipment, ROU lease assets and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Such triggering events may include, but are not limited to, a significant decrease in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal or business climate, or a current-period operating or cash flow loss combined with a history of such losses.

Recoverability Assessment

When a triggering event is identified, we assess recoverability by comparing the sum of the projected undiscounted future cash flows expected to be generated by the asset or asset group over its remaining useful life to its carrying amount. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or asset group.

Determination of Fair Value

We estimate fair value using an income approach, primarily through a discounted cash flow (“DCF”) model. Key assumptions in our DCF model include:

●	Projected revenue growth rates, which are based on historical performance, current customer orders, market conditions, and management’s outlook for the business
●	Operating margin assumptions, which reflect anticipated cost structures, pricing trends, and operational efficiencies

●	Discount rate, which represents a weighted average cost of capital (“WACC”) derived from observable market data for comparable companies and reflects the risk profile of the asset or asset group being tested
●	Terminal growth rate, reflecting our long-term expectations for the industry and macroeconomic environment

The determination of fair value requires significant judgment and is sensitive to changes in underlying assumptions. While we believe our current assumptions are reasonable, changes in market conditions, business performance, or macroeconomic factors could result in materially different estimates.

Results for the Period

During the year ended December 31, 2025, we identified triggering events related to certain intangible assets, property and equipment (including an equipment deposit) and a ROU asset. As a result of our impairment analysis, we recorded a non-cash impairment charge of $3.1 million during the year ended December 31, 2025, which is reflected in Operating Expenses in our Consolidated Statements of Operations. No impairment charges were recorded during the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our consolidated financial statements included within this Annual Report for a summary of recently issued and adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting as of December 31, 2025 was effective.

Changes in Internal Control Over Financial Reporting

Based on our management’s evaluation, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

On December 17, 2025, Joanna Massey, a member of the Company’s board of directors, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c), which had been entered into on July 1, 2025, with a termination date of July 1, 2026. The plan provided for the potential sale of up to 25,000 shares of common stock. As previously disclosed, on October 3, 2025, Dr. Massey sold 500 at $5.4594 per share under this plan prior to its termination.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

March 2026 Drawdown

On March 27, 2026, the Company borrowed $5.0 million in cash (the “March 2026 Drawdown”) under the Master Loan Agreement, dated July 1, 2025 (the “Master Loan Agreement”), previously disclosed in the Current Report on Form 8-K on July 8, 2025. The March 2026 Drawdown is the second advance against the revolving credit facility established by the Master Loan Agreement.

The March 2026 Drawdown bears a 7% loan fee. The Company’s obligations under the March 2026 Drawdown are by a first-priority security interest at collateral-coverage ratio of about 156.25% of the outstanding principal amount, or 125 bitcoin. Except as set forth herein, the March 2026 Drawdown is subject to the terms and conditions of the Master Loan Agreement previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2025.

After giving effect to the March 2026 Drawdown, $15.0 million of the $20.0 million credit facility remains available.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors and their ages are as follows:

Name	Age	Office
Michael Mo	55	Chief Executive Officer and Chairman
Dr. William Walker	36	Chief Technology Officer
Shawn Canter	55	Chief Financial Officer, Director
Aron Schwartz	55	Director
Dr. Joanna Massey	57	Lead Director
Donna Grier	68	Director
Jay Yamamoto	47	General Counsel and Secretary

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Michael Mo has served as our CEO and member of the Board of Directors of the Company since March 2011. Mr. Mo is a technology entrepreneur and successful investor with over 20 years of experience in technology management, product development and marketing. In 2013, he co-founded KULR and has been serving as its CEO since then. From 2007 to 2015, Mr. Mo served as Senior Director of Business Development at Amlogic, Inc., a California high-tech company. Mr. Mo received his Master of Science in Electrical Engineering from the University of California at Santa Barbara.

Shawn Canter was appointed CFO of the Company effective March 2023 and has served as a member of the Board of Directors of the Company since June 2025. Mr. Canter is a seasoned corporate executive and board member with over 25 years of experience leading teams in hands-on roles in both institutional and early/growth stage companies bringing solutions to complex situations. He gained significant financial and transactional experience as an executive in M&A at Goldman Sachs and at Bank of America’s investment banking division where he also served as Chief Operating Officer of M&A. Mr. Canter is responsible for financial management and driving a disciplined fiscal strategy while scaling the Company through its commercialization phase. Mr. Canter received a bachelor’s degree in economics and a master’s degree in organizational behavior from Stanford University, as well as a JD and an MBA from the University of Michigan.

Dr. William Walker was appointed Chief Technical Officer effective November 2022. Dr. Walker, who originally joined the Company in March 2022 as Director of Engineering, has significant experience in professional and research related activities focused on thermo-electrochemical testing and analysis of Li-ion battery assemblies and related thermal management products designed for space exploration applications. Prior to joining the Company, from October 2021 to March 2022, Dr. Walker was a Research Scientist at Underwriters Laboratories Inc. From June 2012 to October 2021, Dr. Walker was employed by the National Aeronautics and Space Administration (NASA) Johnson Space Center (JSC) where he focused on designing battery assemblies for human spaceflight applications capable of safely mitigating the effects of thermal runaway and preventing cell-to-cell propagation. Dr. Walker was recognized with a NASA Trailblazer award and with the RNASA Stellar Award for early career contributions to Li-ion battery thermal analysis and calorimetry methods. Dr. Walker continues to be engaged in the academic and professional communities focused on battery safety. Dr. Walker received his B.S. in Mechanical Engineering at West Texas A&M University (WTAMU) and Ph.D. in Materials Science and Engineering at the University of Houston (UH).

Jay Yamamoto was appointed General Counsel and Corporate Secretary effective June 2025. Mr. Yamamoto brings 15 years of legal experience to the Company. Prior to joining, Mr. Yamamoto had served as KULR’s primary outside counsel since December 2016, providing strategic advice on securities regulation, corporate governance, M&A, and other complex matters and, through that engagement, has developed an intimate understanding of the Company’s business, risk profile, and long-term objectives. Prior to joining KULR, Mr. Yamamoto spent 15 years practicing law, including over 7 years as a partner, at Sichenzia Ross Ference Carmel LLP, a law firm in New York. His firm practice focused on corporate and securities law, including initial public offerings and secondary transactions, mergers and acquisitions, corporate governance and securities law compliance. Mr. Yamamoto represented numerous public and private companies in private equity financing transactions, debt and venture capital offerings, domestic mergers, stock and assets acquisitions and other reorganization transactions. Mr. Yamamoto received B.A. degrees from Colgate University in economics and philosophy, and his J.D. degree from Pace University School of Law.

Non-Executive Directors

Dr. Joanna Massey has served as a member of the Company’s Board of Directors since June 2021 and was appointed Lead Director in November 2022. Dr. Massey is an experienced public company board director. She has served on both public and private company boards with audit, compensation, and M&A experience. She specializes in enterprise risk management, governance, and guiding organizations through transformation. In addition, her expertise in stakeholder communications and regulatory reporting ensures effective change management and sustainable outcomes during mergers, acquisitions, and restructurings. In her board roles, Dr. Massey has served as chairman of the board, lead independent director, chair of nominations & governance, chair of compensation, and a member of the audit, strategic finance, and pricing committees. Her previous board roles have included Thumzup Media Corporation (Nasdaq:TZUP), The Hollywood Foreign Press Association (private) and TessPay Inc. (private). Dr. Massey has a Master of Science in Legal Studies from Cornell Law School, a Master of Business Administration from the University of Southern California, a Graduate Certificate in Corporate Finance from Harvard University, as well as a Master of Arts in Clinical Psychology from Antioch University and a Ph.D. in Psychology from Sofia University.

Donna Grier has been a member of the Company’s Board of Directors since April 2024, serving as Chair of the Audit Committee and a member of both the Nominating and Corporate Governance and Compensation Committees of the Board. Ms. Grier is a seasoned SEC-Qualified Financial Expert with extensive Audit Committee experience. She has held two Executive Finance leadership positions: Vice President-Treasurer and Vice President-General Auditor & Chief Ethics and Compliance Officer with E. I. DuPont de Nemours (NYSE: DD). At the time, DuPont was a diversified agricultural and manufacturing Fortune 100 Company focused on seed, crop chemicals, specialty chemicals and industrial materials. In addition to CFO roles in global and diverse business units, Ms. Grier has significant strategic M&A transaction experience, driving shareholder value. She also has international financial leadership experience in Europe and South America with demonstrated success in leading organizations and driving strategic and operational change while continuously improving cost and cash productivity. Ms. Grier currently serves as Board Director and Audit & Risk Management Committee Chair for Global Advanced Metals, a privately held tantalum producer. She previously served as Board Director and Audit Committee Chair of Pyxus International, a global agricultural company (NYSE:PYX until 2020). She also serves as Trustee (and former Chair) of the Board of Directors for Washington & Jefferson College. Ms. Grier earned her MBA from the Booth School of Business at the University of Chicago and a BA in Economics and Psychology from Washington & Jefferson College.

Aron Schwartz has served as a member of the Company’s Board of Directors since June 2025. He was a Managing Director at ACON Investments from 2014 to 2024. Mr. Schwartz is the founder of Constructivist Capital, LLC, a firm that works with family offices and alternative asset management firms to pursue attractive investment opportunities. He was previously a consultant to and a Managing Director at Avenue Capital from 2012 to 2014 and held various positions culminating in Managing Director of Fenway Partners, a middle market private equity firm based in New York, from 1999 to 2011. From 1997 to 1999, Mr. Schwartz was an associate in the Financial Entrepreneurs Group of Salomon Smith Barney, where he worked on a variety of financings and advisory assignments. He also serves or has served on the board of directors of a number of other public and private companies, including Elara Caring, Invacare Corporation, True Value Company, LLC, 1-800 Contacts, Inc., Commonwealth Laminating & Coating, Inc., Easton Bell Sports, Inc., STVT-AAI Education Inc. (Ancora Education), Igloo Products Corp., APR Energy, PLC, Borden Dairy Holdings, ATU Auto Technick-Unger, PSSI, Rapid Deploy, Inc., Prima-Wawona, AFH, Melinta Therapeutics LLC, Tempel Steel, Mark Andy Inc., FEV Acquisition LLC, Injured Workers Pharmacy, LLC, Aventine, Inc. and VillageMD. In addition, Mr. Schwartz previously served on the board of directors of the Open Road Foundation and US-ASEAN Business Council. Mr. Schwartz, a Certified Management Accountant, received his J.D. and M.B.A with honors from U.C.L.A. and his B.A. and B.S.E. cum laude from the Wharton School at the University of Pennsylvania.

Board Composition

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the board of directors and serve at the discretion of the board.

Our board currently consists of five directors, Michael Mo, Joanna Massey, Donna Grier, Aron Schwartz and Shawn Canter. Dr. Joanna Massey, Mr. Aron Schwartz and Ms. Donna Grier are “independent” as defined under the NYSE American rules (as discussed below).

Family Relationships

There are no family relationships between any director and executive officer.

Director Independence

Our board of directors has determined that Donna Grier, Dr. Joanna Massey and Aron Schwartz are “independent,” as defined under the NYSE American rules. For purposes of the NYSE American rules, an independent director means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations.

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

Audit Committee

The Audit Committee consists of Donna H. Grier, Dr. Joanna Massey and Aron Schwartz. Ms. Grier is the chair of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the NYSE American Stock Market. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate. Donna H. Grier meets the qualifications of an Audit Committee financial expert.

Our Audit Committee has the responsibility for, among other things, (i) appointing, approving the compensation of, overseeing the work of, and assessing the independence, qualifications, and performance of the independent auditor, (ii) reviewing the internal audit function, including its independence, plans, and budget, (iii) approving, in advance, audit and any permissible non-audit services performed by our independent auditor, (iv) reviewing our internal controls with the independent auditor, the internal auditor, and management, (v) reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management, (vi) reviewing, approving and overseeing any transaction between the Company and any related person and any other potential conflict of interest situations, and (vii) overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, and the activities of our internal audit function.

Compensation Committee

The members of our Compensation Committee are Aron Schwartz, Donna Grier and Dr. Joanna Massey, with Mr. Schwartz serving as Chairperson. Ms. Grier and Dr. Massey serve as members. Our Compensation Committee has the responsibility for, among other things, (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management the Company’s Compensation Discussion and Analysis and related information to be included in the annual report on Form 10-K and proxy statements, and (v) reviewing and recommending to the Board for approval procedures relating to Say on Pay Votes.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Donna Grier, Dr. Joanna Massey, and Aron Schwartz with Dr. Massey serving as the Chairperson. Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things, (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (ii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of directors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2025, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements of Section 16(a).

Nomination Process

As of December 31, 2025, we did not effect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and there is no specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with the Board of Directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2025 and 2024 by (i) our principal executive officer and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2025 collectively the “Named Executive Officers”):

				Stock		All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)		Compensation	Total
Michael Mo	2025	$440,755	$90,000	$4,960,000	(2)	$12,224	$5,502,979
Chief Executive Officer	2024	$272,196	$100,000	$103,043	(3)	$—	$475,239
Shawn Canter	2025	$345,834	$70,000	$3,720,000	(4)	$—	$4,135,834
Chief Financial Officer	2024	$250,001	$45,000	$—		$—	$295,001
William Walker	2025	$263,470	$53,860	$2,480,000	(5)	$—	$2,797,330
Chief Technology Officer	2024	$228,270	$50,000	$—		$—	$278,270
(1)	The amounts reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions regarding these restricted stock awards, (see Note 16 – Stockholders’ Equity (Deficit)) to our financial statements for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 included herein.
(2)	Includes 250,000 shares of the Company’s common stock which vest in four equal increments over four years and gym membership fees of $12,224.
(3)	Includes 35,779 shares of the Company’s common stock which vests over one year.
(4)	Includes 187,500 shares of the Company’s common stock which vest in four equal increments over four years.
(5)	Includes 125,000 shares of the Company’s common stock which vest in four equal increments over four years.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We have not entered into employment agreements with our officers and directors and our Board of Directors has the sole discretion to determine the salaries and incentive bonuses, including merit-based cash and equity bonuses, payable to our Named Executive Officers.

During the year ended December 31, 2025, the Board, upon recommendation of the Compensation Committee, approved the following compensation for each of the following officers of the Company:

●	On December 31, 2025, the Board approved a cash bonus to Michael Mo, Shawn Canter and Will Walker in the amount of $90,000, $70,000 and $53,860, respectively.

Equity Compensation Plans

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 15,000,000 shares of common stock of the Company were authorized for issuance. The 2018 Plan provided for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, and restricted stock units to employees, directors and consultants of the Company and its affiliates. Upon the effectiveness of the 2025 Plan (defined below), no further awards were made under the 2018 Plan.

On September 24, 2025 and November 21, 2025, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2025 Equity Incentive Plan (the “2025 Plan”). Under the 2025 Plan, 7,500,000 shares of common stock of the Company are authorized for issuance. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2025 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant.

Compensation of Directors

The table below sets forth the non-employee director compensation for the year ended December 31, 2025.

	Fees			Nonqualified
	Earned or		Non-Equity	Deferred
	Paid in	Stock	Incentive Plan	Compensation	All Other
	Cash	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)
Dr. Joanna Massey	$135,000	$33,350	$—	$—	$—	$168,350
Donna Grier	$76,875	$33,350	$—	$—	$—	$110,225
Aron Schwartz	$47,500	$33,350	$—	$—	$—	$80,850
(1)

The amounts reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions regarding these restricted stock awards (see Note 16 – Stockholders’ Equity (Deficit)) to our financial statements for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 included herein.

On June 5, 2025, the Board approved the cash compensation of the independent directors of the Company as follows; the Lead Independent Director (“Lead Director”) will receive annual cash compensation equal to $120,000, the non-Lead Independent Director (“non-Lead Director”) will receive annual cash compensation equal to $97,500 and the second non-Lead Independent Director (“second non-Lead Director”) will receive annual compensation equal to $95,000. On November 24, 2025, the Board approved stock compensation whereby the Lead Director and each Independent Director were granted 13,130 restricted stock units, which vest in two equal installments on December 6, 2025 and June 6, 2026.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2025, for our named executive officers.

Outstanding Equity Awards
Stock Awards
	Number of Shares or Units of		Market Value of Units of
	Stock that have not vested		Stock that have not vested
Name	(#)		($)(1)
Michael Mo (Chief Executive Officer)	296,875	(2)	$878,750
Shawn Canter (Chief Financial Officer)	300,000	(3)	888,000
Dr. William Walker (Chief Technology Officer)	151,562	(4)	448,624
(1)	The market value of the awards that have not vested is based on the closing price of the Company’s Common Stock on NYSE American on December 31, 2025, which was $2.96.
(2)

Consists of (i) 46,875 restricted stock units which vest on November 1, 2026 and (ii) 250,000 restricted stock units which vest annually in four equal installments on January 17, 2026, January 17, 2027, January 17, 2028 and January 17, 2029.

(3)

Consists of (i) 112,500 restricted stock units which vest in equal installments on March 31, 2026, March 31, 2027 and March 31, 2028 and (ii) 187,000 restricted stock units which vest in equal installments on January 17, 2026, January 17, 2027, January 17, 2028 and January 17, 2029.

(4)

Consists of (i) 1,563 restricted stock awards which vest on April 13, 2026; (ii) 3,125 restricted stock awards vest on November 1, 2026; (iii) 21,874 restricted stock units which vest in equal installments on July 12, 2026 and July 12, 2027; and (iv) 125,000 restricted stock units which vest in equal installments on January 17, 2026, January 17, 2027.,January 17, 2028 and January 17, 2029.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the beneficial ownership of our common stock as of March 27, 2026 (except as indicated below) (the “Measurement Date”) by:

●	each person known to us who own more than 5% of the outstanding common stock;
●	each of our named executive officers;
●	each of our directors and director nominees; and
●	all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated, the address of each of the persons shown is c/o KULR Technology Group, Inc., 555 Forge River Road, Suite 100, Webster, TX. Each record holder of Non-convertible Series A Voting Preferred Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled to vote at any regular or special meeting of the shareholders or by written consent) equal to 100 votes per share of Non-convertible Series A Voting Preferred Stock held by such record holder.

	Amount of
	Beneficial	Percentage	Vote With
Name of Beneficial Owner	Ownership	Ownership (1)	Series A
Michael Mo (2) - CEO and Chairman	2,773,149	6.00%	70.28%
Shawn Canter (3) – CFO and Director	130,722	*	*
Dr. William Walker (4) - CTO	56,814	*	*
Donna Grier (5) - Director	24,065	*	*
Dr. Joanna Massey (6) - Lead Director	24,378	*	*
Aron Schwartz (7) - Director	6,565	*	*
All directors and executive officers as a group (7 persons)(8)	3,029,638	6.55%	70.45%
Beneficial owners of more than 5%
None
*	Less than 1%
(1)	The percentage ownership is based on 46,235,909 shares outstanding and entitled to vote. A person is considered to beneficially own any shares (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through the vesting of restricted equity grants. Shares underlying such equity grants, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person.
(2)	Includes 175,000 shares of common stock held jointly by Mr. Mo and his spouse and 2,598,149 shares of common stock underlying restricted stock held by Mr. Mo. Mr. Mo also beneficially owns an aggregate of 1,000,000 shares of Non-Convertible Series A Preferred Stock (the “Preferred Stock”). Each share of the Preferred Stock entitles Mr. Mo to votes equal to one hundred votes per share of Preferred Stock held.
(3)	Includes 93,222 shares of restricted stock and 37,500 shares of common stock underlying restricted stock that will vest or settle within 60 days.
(4)	Includes 55,252 shares of restricted stock and 1,562 shares of common stock underlying restricted stock units that vest or settle within 60 days.
(5)	Consists of 24,065 shares of restricted common stock.
(6)	Consists of 24,378 shares of restricted common stock.
(7)	Consists of 6,565 shares of restricted common stock.
(8)	Consists of 13,945 shares of restricted common stock.

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

On November 21, 2025, KULR adopted and ratified the KULR Technology Group 2025 Equity Incentive Plan (the “2025 Plan”). Subject to certain adjustments, the 2018 Plan, the total number of shares of common stock which may be purchased or granted directly under the plan shall not exceed seven and a half million (7,500,000). The 2025 Plan is generally administered by the Board or a committee of two (2) or more independent, non-employee directors (the “Plan Committee”). The Board or the Plan Committee, as applicable, has the power to determine the participants (the “Participants”) to whom awards under the 2025 Plan (the “Plan Awards”) shall be made. The 2025 Plan allows for the award of, stock, stock options, and shares of restricted stock. Stock options granted under the Plan may be either incentive stock options (an “ISO”) qualifying under Section 422 of the Internal Revenue Codes of 1986, as amended (the “Code”) or non-qualified stock options (a “NQSO”). An ISO may only be issued to employees of KULR. ISOs may be granted to officers or directors, provided they are also employees of KULR.

The following table sets forth, as of December 31, 2025, our securities authorized for issuance under any equity compensation plans:

	Number of			Number of securities
	securities			remaining available for
	to be issued upon		Weighted-average	future issuance under equity
	exercise of		exercise	compensation plans
	outstanding		price of	(excluding securities
	options,		outstanding options,	reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,635,068	(1)	$11.33	7,134,736
Equity compensation plans not approved by security holders	—		—	—
Total	1,635,068		$11.33	7,134,736
(1)

As of December 31, 2025,1,471,942 equity awards consisted of time-based restricted stock that were granted under the 2018 Plan and the 2025 Plan, which shares are already issued and outstanding and therefore are not reflected in this table.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

Our board of directors has determined that Dr. Joanna Massey, Ms. Donna Grier and Mr. Aron Schwartz are “independent,” as defined under the NYSE American rules. For purposes of the NYSE American rules, an independent director means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed or expected to be billed to us for professional services rendered by CBIZ CPAs P.C., our independent registered public accounting firm, for the fiscal years ended December 31, 2025 and 2024:

	For the Fiscal Year Ended
	December 31,
	2025	2024
Audit Fees(1)	$495,032	$294,135
Tax Fees	—	—
Total	$495,032	$294,135
(1)

Audit fees consist of fees billed for services rendered by our independent auditors during the years ended December 31, 2025 and 2024 for the audit and review of our financial statements and comfort letters and consents in connection with securities offerings.

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

The Audit Committee has considered the nature and amount of the fees billed by CBIZ CPAs P.C. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of CBIZ CPAs P.C.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation of KULR Technology Corporation (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2017 and incorporated herein by reference).

3.2	Bylaws of the Company (previously filed as Exhibit 4 to the General form for Registration of Securities on Form 10-12G, filed with the SEC on January 7, 2016 and incorporated herein by reference).

3.3

Certificate of Designation of Series A Voting Preferred Stock, filed on June 6, 2017 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2017 and incorporated herein by reference).

3.4

Certificate of Amendment to the Certificate of Incorporation, effective August 30, 2018 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2018 and incorporated herein by reference).

3.5

Certificate of Designation of Series B Convertible Preferred Stock, filed on November 30, 2018 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2018 and incorporated herein by reference).

3.6

Certificate of Amendment to the Certificate of Incorporation, effective December 31, 2018 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2019 and incorporated herein by reference).

3.7

Certificate of Designation of Series C Convertible Preferred Stock, filed on August 19, 2019 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2019 and incorporated herein by reference).

3.8

Form of Certificate of Designation for Series D Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2021 and incorporated herein by reference).

3.9*	Certificate of Amendment to the Certificate of Incorporation, effective June 23, 2025.

4.1

Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025 and incorporated herein by reference).

10.1

License and Development Agreement, dated April 15, 2013 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2017 and incorporated herein by reference).

10.2†

2018 KULR Technology Group Equity Incentive Plan (previously filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-227751), filed with the SEC on October 9, 2018 and incorporated herein by reference).

10.3†*	Form of Restricted Stock Award Agreement under the 2018 KULR Technology Group Equity Incentive Plan.

10.4†*	Form of Incentive Stock Option Award Agreement under the 2018 KULR Technology Group Equity Incentive Plan.

10.5

Asset Purchase Agreement, effective as of October 6, 2022, by and among KULR Technology Group, Inc., Vibetech International, LLC, and Norman Serrano (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2022 and incorporated herein by reference).

10.6

Sales Agreement, dated June 9, 2025, by and among the Company, Cantor Fitzgerald & Co. and Craig-Hallum Capital Group LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2025 and incorporated herein by reference).

10.7

Master Loan Agreement, dated July 1, 2025, between KULR Technology Group, Inc., Coinbase Credit, Inc. and Coinbase, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2025 and incorporated herein by reference).

10.8†

2025 KULR Technology Group Equity Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-291824), filed with the SEC on November 26, 2025 and incorporated herein by reference).

10.9†*	Form of Restricted Stock Award Agreement under the 2025 KULR Technology Group Equity Incentive Plan.

10.10†*	Form of Incentive Stock Option Award Agreement under the 2025 KULR Technology Group Equity Incentive Plan.

19.1*	Insider Trading Policy of KULR Technology Group, Inc.

21.1*	List of Subsidiaries.

23.1*	Consent of Marcum LLP

23.2*	Consent of CBIZ CPAs P.C.

31.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	KULR Technology Group Inc. Clawback Policy.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2026	KULR Technology Group, Inc.

	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Michael Mo	Chief Executive Officer and Chairman	March 31, 2026
Michael Mo

By:	/s/ Shawn Canter	Chief Financial Officer and Director	March 31, 2026
Shawn Canter

By:	/s/ Joanna Massey	Lead Director	March 31, 2026
Joanna Massey

By:	/s/ Donna Grier	Director	March 31, 2026
Donna Grier

By:	/s/ Aron Schwartz	Director	March 31, 2026
Aron Schwartz

KULR TECHNOLOGY GROUP INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

KULR Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 15 to the financial statements, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). We have also audited the adjustments to the 2025 financial statements to retrospectively adjust the disclosures for the adoption of ASU 2023-09 in 2025. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2018 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Los Angeles, California

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

KULR Technology Group, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Notes 2 and 15 to the consolidated financial statements, the accompanying consolidated balance sheet of KULR Technology Group, Inc. and Subsidiary (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the adjustments discussed in Notes 2 and 15 to the financial statements are not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We are not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 2 and 15 to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP.

Marcum LLP

We have served as the Company’s auditor from 2018 through 2025.

Los Angeles, California

March 31, 2025

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current Assets:
Cash	$13,300,188	$29,831,858
Accounts receivable, net of allowance for credit losses of $1,450,000 and $0 as of December 31, 2025 and 2024, respectively	2,076,556	2,645,190
Grant receivable	1,886,376	—
Inventory	581,156	545,467
Inventory deposits	839,644	—
Auto-Vibe assets	5,046,759	—
Prepaid expenses and other current assets	1,825,849	1,141,540
Total Current Assets	25,556,528	34,164,055
Digital assets	93,995,256	20,281,184
Accounts receivable, non-current portion	998,772	1,446,489
Property and equipment, net	5,482,743	3,676,544
Equipment deposits	806,000	1,355,174
Security deposits	39,430	48,158
Intangible assets, net	370,925	577,099
Operating lease right-of-use assets, net	1,338,657	1,216,772
Finance lease right-of-use asset, net	—	6,215
Deferred financing costs	276,690	155,497
Other non current assets	102,703	—
Total Assets	$128,967,704	$62,927,187

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,173,813	$2,061,266
Accrued expenses and other current liabilities	2,628,914	1,160,446
Accrued issuable equity	—	420,427
Operating lease liabilities, current portion	366,937	493,468
Finance lease liability, current portion	—	2,463
Notes payable, net of discount, current portion	—	494,796
Deferred revenue	107,267	32,768
Total Current Liabilities	6,276,931	4,665,634
Operating lease liabilities, non-current portion	1,078,575	818,750
Finance lease liability, non-current portion	—	3,852
Other non-current liabilities	—	10,966
Total Liabilities	7,355,506	5,499,202
Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 1,000,000 and 730,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively;	100	73
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 46,063,172 and 46,041,250 shares issued and outstanding at December 31, 2025, respectively; 33,100,207 and 33,083,812 shares issued and outstanding at December 31, 2024, respectively	4,606	3,310
Additional paid-in capital	267,712,241	141,532,047
Treasury stock, at cost; 21,922 and 16,395 shares held at December 31, 2025 and December 31, 2024, respectively.	(393,744)	(296,222)
Accumulated deficit	(145,711,005)	(83,811,223)
Total Stockholders’ Equity	121,612,198	57,427,985
Total Liabilities and Stockholders’ Equity	$128,967,704	$62,927,187

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
Revenue	$16,170,404	$10,737,481
Cost of revenue	15,399,432	5,254,283
Gross Profit	770,972	5,483,198

Operating Expenses
Research and development	10,755,036	4,738,305
Selling, general, and administrative	27,696,969	15,979,852
Credit losses on accounts receivable	2,230,643	—
Impairment of finance lease right-of-use asset	905,630	—
Impairment of property and equipment	625,967	—
Impairment of intangible assets	202,058	—
Impairment of equipment deposits	1,355,174	—
Total Operating Expenses	43,771,477	20,718,157
Loss From Operations	(43,000,505)	(15,234,959)

Other Income (Expense)
Change in fair value of digital assets	(13,800,041)	(718,826)
Impairment of equity investment	(3,325,045)	—
Credit loss on loan receivable	(2,127,565)	—
Interest income	563,271	10,575
Change in fair value of accrued issuable equity	(17,075)	(228,777)
Interest expense	(159,944)	(209,817)
Amortization of debt discount	(82,878)	(1,151,659)
Gain on debt extinguishment	50,000	9,834
Total Other Expense, net	(18,899,277)	(2,288,670)
Net Loss	$(61,899,782)	$(17,523,629)

Net Loss Per Share
- Basic and Diluted	$(1.56)	$(0.75)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	39,727,205	23,324,642

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2025	730,000	$73	33,100,207	$3,310	$141,532,047	16,395	$(296,222)	$(83,811,223)	$57,427,985
Preferred stock issued for no consideration	270,000	27	—	—	(27)	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	5,527	(97,522)	—	(97,522)
Common stock issued upon the exercise of options	—	—	1,688	—	10,815	—	—	—	10,815
Common stock issued for at the market offering(1)	—	—	12,679,311	1,267	119,657,653	—	—	—	119,658,920
Common stock issued upon vesting of restricted stock units	—	—	304,489	30	(30)	—	—	—	—
Shares withheld for employee payroll tax obligations	—	—	(69,084)	(6)	(448,295)	—	—	—	(448,301)
Effect of reverse stock split	—	—	61	—	—	—	—	—	—
Stock-based compensation:
Common stock issued for services	—	—	46,500	5	567,717	—	—	—	567,722
Amortization of restricted common stock	—	—	—	—	6,341,331	—	—	—	6,341,331
Amortization of stock options	—	—	—	—	51,030	—	—	—	51,030
Net loss	—	—	—	—	—	—	—	(61,899,782)	(61,899,782)
Balance - December 31, 2025	1,000,000	$100	46,063,172	$4,606	$267,712,241	21,922	$(393,744)	$(145,711,005)	$121,612,198
(1)	Represents gross proceeds of $123,181,925 less issuance costs of $3,523,005.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2024

	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	16,753,959	$1,675	$64,399,445	16,395	$(296,222)	$(66,287,594)	$(2,182,696)
Preferred stock issued for no consideration	730,000	73	—	—	(73)	—	—	—	—
Common stock issued upon the exercise of options	—	—	3,230	—	23,455	—	—	—	23,455
Common stock issued upon the cashless exercise of warrants	—	—	184,058	18	(18)	—	—	—	—
Common stock issued for the repayment of prepaid advance liability and related interest accrual pursuant to Advance Notices (1)	—	—	2,724,854	272	6,054,558	—	—	—	6,054,830
Common stock issued for cash pursuant to Advance Notices(2)	—	—	4,232,581	423	9,047,496	—	—	—	9,047,919
Common stock issued for at the market offering(3)	—	—	9,347,652	937	59,880,267	—	—	—	59,881,204
Shares repurchased and canceled	—	—	(109,751)	(11)	(499,989)	—	—	—	(500,000)
Warrants issued in connection with notes payable	—	—	—	—	112,863	—	—	—	112,863
Stock-based compensation:
Restricted stock awards granted converted to restricted stock units	—	—	(271,064)	(27)	27	—	—	—	—
Restricted stock awards forfeited and returned to the Company	—	—	(6,250)	(1)	1	—	—	—	—
Restricted stock units vested	—	—	137,766	14	(14)	—	—	—	—
Common stock issued for services	—	—	103,172	10	465,068	—	—	—	465,078
Amortization of restricted common stock	—	—	—	—	1,960,083	—	—	—	1,960,083
Amortization of stock options	—	—	—	—	88,878	—	—	—	88,878
Net loss	—	—	—	—	—	—	—	(17,523,629)	(17,523,629)
Balance - December 31, 2024	730,000	$73	33,100,207	$3,310	$141,532,047	16,395	$(296,222)	$(83,811,223)	$57,427,985
(1)	Represents gross proceeds of $6,068,407 less issuance costs of $13,577.
(2)	Represents gross proceeds of $9,104,950 less issuance costs of $57,031.
(3)	Represents gross proceeds of $61,912,798 less issuance costs of $2,031,594.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(61,899,782)	$(17,523,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	82,878	1,151,659
Non-cash operating lease expense	569,967	447,332
Gain on debt extinguishment	(50,000)	(9,834)
Depreciation and amortization expense	1,398,179	1,800,838
Stock-based compensation	6,522,581	2,692,687
Credit losses on accounts receivable	2,230,643	—
Impairment of equity investment	3,325,045	—
Credit loss on loan receivable	2,127,565	—
Impairment of finance lease right-of-use asset	905,630	—
Impairment of equipment deposits	1,355,174	—
Impairment of property and equipment	625,967	—
Impairment of intangible assets	202,058	—
Write down finance lease ROU asset	1,351	—
Change in fair value of accrued issuable equity	17,075	228,777
Change in fair value of digital assets	13,800,041	718,826
Digital assets received as downtime credits	(784,187)	—
Mining of digital assets	(7,029,924)	—
Loss on disposal of property and equipment	—	26,490
Subtotal	25,300,043	7,056,775
Changes in operating assets and liabilities:
Accounts receivable	(3,100,668)	(3,190,007)
Auto-Vibe assets	(5,046,759)	—
Inventory	(35,689)	603,580
Inventory deposits	(839,644)	27,500
Prepaid expenses and other current assets	(787,012)	(510,179)
Security deposits	8,728	(37,930)
Accounts payable	1,112,547	(708,276)
Accrued expenses and other current liabilities	888,647	(2,216,387)
Operating lease liabilities	(558,558)	(324,870)
Deferred revenue	74,499	(518,253)
Subtotal	(8,283,909)	(6,874,822)
Net Cash Used In Operating Activities	(44,883,648)	(17,341,676)

Cash Flows From Investing Activities:
Loan receivable	(2,127,565)	—
Equity investments	(3,325,045)	—
Purchase of intangible assets	(138,180)	—
Equipment deposits	(806,000)	(22,738)
Purchases of property and equipment	(2,986,503)	(573,444)
Purchases of digital assets	(79,700,002)	(21,000,010)
Net Cash Used In Investing Activities	(89,083,295)	(21,596,192)

Cash Flows from Financing Activities:
Proceeds from ATM equity financing	123,181,925	61,912,798
Issuance costs on ATM equity financing (1)	(3,082,182)	(1,780,982)
Proceeds from loan payable	8,000,000	—
Repayments of loan payable	(8,000,000)	—
Proceeds from exercise of stock options	10,815	23,455
Proceeds from the SEPA (2)	—	9,104,950
Proceeds from notes payable (3)	—	2,730,000
Issuance costs on notes payable	—	(166,100)
Repurchase and cancellation of common stock	—	(500,000)
Payment of employee tax withholdings from shares withheld	(448,301)	—
Purchase of treasury shares	(97,522)	—
Payments for deferred financing costs	(562,016)	(406,109)
Repayments of notes payable	(577,674)	(3,341,597)
Repayment of finance lease liability	(989,772)	(1,453)
Net Cash Provided By Financing Activities	117,435,273	67,574,962
Net Increase (Decrease) In Cash	(16,531,670)	28,637,094
Cash - Beginning of Period	29,831,858	1,194,764
Cash - End of Period	$13,300,188	$29,831,858
(1)	Excludes $440,823 and $250,612 of deferred financing costs paid in prior periods for 2025 and 2024, respectively.
(2)	Excludes $57,031 of deferred financing costs paid in prior periods for 2024.
(3)	Face value of $3,659,200, less $929,200 original issue discount for 2024.

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years Ended
	December 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$159,943	$62,380
Taxes	$—	$—

Non-cash investing and financing activities:
Right-of-use asset for operating lease liability	$691,852	$1,534,902
Purchase consideration payable	$594,860	—
Deferred financing costs charged to additional paid-in capital	$440,823	$307,643
Common stock issued in satisfaction of accrued issuable equity	$80,328	$386,516
Accounts payable and accrued expenses for property and equipment purchases	$23,995	$45,646
Preferred shares issued for no consideration	$27	$73
Common shares issued for restricted stock units vested and other common stock issued for services	$30	$14
Warrants issued in connection with notes payable	$—	$112,863
Notes payable for property and equipment	$—	$42,788
Common stock issued pursuant to cashless warrant exercises	$—	$(18)
Restricted stock awards converted to restricted stock units	$—	$27
Original issue discount on indebtedness	$—	$929,200
Common stock issued pursuant to Advance Notices in satisfaction of prepaid advance liability and interest	$—	$6,054,830
Right-of-use asset for finance lease liability	$—	$7,768

The accompanying notes are an integral part of these consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization and Operations

KULR Technology Group, Inc. was incorporated on December 11, 2015 under the laws of the State of Delaware as KT High-Tech Marketing, Inc. Effective August 30, 2018, KT High-Tech Marketing, Inc. changed its name to KULR Technology Group, Inc.

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), delivers cutting-edge energy storage solutions for space, aerospace, defense, telecom, and other critical infrastructure. KULR leverages its in-house battery design expertise, comprehensive cell and battery testing suite, and battery fabrication and production capabilities. The Company offers commercial-off-the-shelf and custom next-generation energy storage systems in rapid timelines for a fraction of the cost compared to traditional programs.

Reverse Stock Split

On June 23, 2025, the Company effected a reverse stock split wherein each 8 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock (the “Reverse Stock Split”).

All share and per share amounts in this Annual Report have been adjusted to reflect the effect of the Reverse Stock Split as if the Reverse Stock Split occurred as of the earliest period presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of the Company include the accounts of KULR Technology Group, Inc. and its wholly-owned subsidiary, KULR Technology Corporation. All significant intercompany transactions have been eliminated in the consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, valuation of intangible assets, digital assets, investments, property, plant and equipment, equity securities, stock-based compensation, deferred revenue, loan receivable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations of Credit Risk

Financial assets that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable and BTC held at Coinbase. The Company’s concentrations of credit risk also include concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the FDIC up to $250,000 at each institution. There were uninsured balances of $12,800,188 and $29,331,858 as of December 31, 2025 and 2024, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer and Revenue Concentrations

During the year ended December 31, 2024, the Company operated one segment, the Energy Management Platform (“EMP”), and had certain customers whose revenue individually represented 10% or more of total revenue, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. During the year ended December 31, 2025, the Company operated two segments — EMP and Mining of Digital Assets — and had certain customers across both segments meeting the same thresholds, as follows:

	Energy Management Platform
	Revenue		Accounts Receivable
	For the Year Ended		As of	As of
	December 31,		December 31,	December 31,
	2025	2024	2025	2024
Customer A	17%	*	20%	*
Customer B	11%	*	*	*
Customer C	*	15%	46%	41%
Customer D	*	10%	17%	25%
Customer E	*	*	*	16%
Total	28%	25%	83%	82%

	Mining of digital assets
	Revenue		Accounts Receivable
	For the Year Ended		As of
	December 31,		December 31,
	2025	2024	2025	2024
Customer F	100%	*	*	*
Total	100%	0%	0%	0%

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

Vendor Concentrations

During the year ended December 31, 2024, the Company operated one segment, the EMP, and had no vendors whose purchases represented more than 10% of total purchases. During the year ended December 31, 2025, the Company operated two segments — EMP and Mining of Digital Assets. The EMP segment had no vendors whose purchases represented more than 10% of total purchases, while the Mining of Digital Assets segment had two vendors whose purchases individually represented 51% and 45% of total purchases.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. During the year ended December 31, 2025, credit losses of $780,643 related to receivables from one customer were recorded as a direct write-off to the receivables as a result of the customer’s insolvency proceedings (see Note 7 – Investments, Impairment and Credit losses for further detail). Also, as of December 31, 2025, the Company established an allowance for credit losses in the amount of $1,450,000. As of December 31, 2024, no allowances for credit losses were determined to be necessary.

The Company recognizes an allowance for credit losses on trade receivables in accordance with ASC 326-20, Financial Instruments – Credit Losses. Trade receivables are stated at amortized cost, net of the allowance for credit losses. The allowance represents the Company's best estimate of expected lifetime credit losses inherent in the receivable portfolio as of each reporting date. The Company evaluates credit losses using an aging-based method. Receivables are grouped into pools based on shared risk characteristics, including customer type (domestic commercial, international commercial, and governmental) and aging status.

The Company uses its historical loss experience and makes appropriate adjustments for current and forecasted macroeconomic conditions, industry-specific credit risk trends affecting the Company’s customer base, changes in customer payment behavior and concentrations of credit risk, known customer financial distress, or other specific risk factors identified through ongoing credit monitoring.

A receivable is written off against the allowance when the Company determines that all reasonable collection efforts have been exhausted. Subsequent recoveries of amounts previously written off are credited to the allowance.

Digital Assets

The Company has invested in bitcoin, which is a digital asset. Digital assets are subject to limited regulatory oversight and there is no central marketplace for asset exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Certain digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Company’s digital assets that reside on an exchange that shuts down may be lost. Several factors may affect the price of digital assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of digital assets, and the use of digital assets as a form of payment. There is no assurance that digital assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow.

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

The Company reflects digital assets held at fair value on the consolidated balance sheets, the activity from the remeasurement of digital assets at fair value on the consolidated statements of operations and consolidated statements of cash flows, and the required expanded disclosures in Note 3, Digital Assets. There was no cumulative effect adjustment to the Company’s accumulated deficit balance as a result of the adoption of ASU 2023-08.

Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve using an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination. Since the digital assets are traded on a 24-hour period, the Company uses the price at 4:00pm Eastern Standard Time (“EST”) as the quoted price to value its digital assets.

Equity Investments

The Company accounts for equity investments that do not have a readily available fair value under the measurement alternative provided in Accounting Standards Codification (“ASC”) 321 Investments – Equity Securities, whereby the equity investment is initially recorded at cost, (including transaction costs), and is subsequently remeasured at fair value in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”) when it is impaired, or when the Company identifies observable price changes in orderly transactions for the identical or similar investment of the same issuer. See Note 7 – Investments, Impairment and Credit Losses for additional details.

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

Mining of Digital Assets

The Company leases digital asset mining equipment, which provides hash rates to a mining pool operator. The Company derives a portion of its revenue from its digital asset mining activities by providing hash rates as part of transaction verification services within the digital currency networks of cryptocurrencies, such as bitcoin (“BTC”), referred to herein as “mining of digital assets”. In consideration for these services, the Company receives digital rewards which are recorded as revenue, based on the daily amount of BTC earned. Digital rewards are settled daily and are received at Coinbase on a one-day delay and receivable amounts are immaterial. The Company’s digital assets are recorded on the balance sheet at their fair value according to the Company’s accounting policies for digital assets. Unrealized gains or losses on the remeasurement of digital assets mined are recorded in the statement of operations. Lease and non-lease costs associated with the digital asset mining operation are recorded as cost of revenue.

If the leased machines fail to meet the minimum downtime guarantee over the contracted term, the Company will receive a credit issued in accordance with the agreements. These credits are recorded as a reduction to lease costs.

Asset Acquisition

Under ASC 805—Business Combinations, the acquisition of a business requires application of the acquisition method of accounting which recognizes and measures all identifiable assets acquired and liabilities assumed at their fair values as of the date the Company obtains control. Goodwill arising in a business combination represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. ASC 805 allows a measurement period, not to exceed one year from the date of acquisition, to make any changes in the estimated fair values of the net assets that were not final at the acquisition date, which would result in an adjustment to goodwill.

Contingent consideration related to a business combination, if any, is classified as either an asset or a liability and remeasured to fair value each reporting period, until the contingency is resolved. Changes in fair value of contingent consideration period-over-period are recognized in earnings. Acquisition-related expenses for a business combination are recognized separately from the business combination and are expensed as incurred.

Acquisitions of assets that do not qualify as a business are accounted for under ASC 805-50 using a cost accumulation model. Costs are allocated to assets acquired based on relative fair values and no goodwill is recognized in an asset acquisition. Direct costs related to the acquisition of assets are capitalized as part of the cost of the acquired assets.

Inventory

The Company capitalizes inventory costs associated with products when future commercialization is considered probable, and a future economic benefit is expected to be realized. These costs consist of finished goods, raw materials, manufacturing – related costs, transportation and freight, and other indirect overhead costs.

Inventory is comprised of carbon fiber velvet thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials and work in process related primarily to the manufacture of safe cases. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. During the year ended December 31, 2025, certain inventory related to exoskeleton suits, which are wearable robotic frames that enhance human physical capability, was written down to its net realizable value by taking a charge to cost of revenue of $697,679.

On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the condensed consolidated balance sheet. As of December 31, 2025 and 2024, inventory deposits were $839,644 and $0, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory at December 31, 2025 and 2024 consisted of the following:

	For the Years Ended
	December 31,
	2025	2024
Raw materials	$237,661	$363,224
Finished goods	343,495	182,243
Total inventory	$581,156	$545,467

Finished goods inventory is held on-site at the Webster, Texas location. Certain raw materials are held off-site with certain contract manufacturers.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 3 to 10 years (see Note 9 – Property and Equipment for additional details). Leasehold improvements are amortized over the shorter of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. Vendor deposits toward the purchase of property and equipment are reflected as equipment deposits on the accompanying balance sheets (see Note 8 - Equipment Deposits).

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an impairment indicator is identified, the Company performs a recoverability test by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of the asset group. There was a $625,967 impairment charge reflected in Impairment of property and equipment within Operating expenses on the Consolidated Statement of Operations for the year ended December 31, 2025. The Company recorded no impairment charge in 2024.

Intangibles

Intangible assets are stated at fair value as of the date acquired, less accumulated amortization for finite-lived intangible assets. Amortization is calculated based on the estimated useful lives of the assets using the straight-line method that fairly represents the utilization of the assets, as follows:

Estimated Useful Life
Patent	17.3 years
Intellectual property	5.0 years
Supply agreement	5.0 years
Technology license	10.0 years

The Company periodically evaluates the remaining useful lives of its intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

The Company’s finite-lived intangible assets are tested for impairment based on undiscounted cash flows when triggering events occur. Indefinite-lived intangible assets are subject to impairment testing annually or whenever events or circumstances indicate that its carrying value may not, based on future undiscounted cash flows or market factors, be recoverable. An impairment loss is based on the difference between the carrying amount and the fair value of the intangible asset at the measurement date and is recorded in the period in which an impairment determination is made. There was a $202,058 impairment charge reflected in Impairment of intangible assets within Operating expenses on the Consolidated Statement of Operations for the year ended December 31, 2025. The Company recorded no impairment charge in 2024.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and financial liabilities, such as cash, accounts receivable, grant receivable, accounts payable, accrued expenses and other current liabilities, purchase consideration payable, and notes payable approximate fair values due to the short-term nature of these instruments.

The carrying amount of the Company’s digital assets are recorded at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that the Company has determined is the principal market for such assets (Level I inputs). The cost basis of digital assets is determined using the specific identification of each unit received. Realized and unrealized gains and losses are recorded to other income (expense), net in the Company’s condensed consolidated statement of operations.

The Company accounts for its equity investments under the measurement alternative provided in ASC 321, whereby the equity investment is initially recorded at cost, (including transaction costs), and is subsequently remeasured at fair value in accordance with the provisions on ASC 820 when it is impaired, or when the Company identifies observable price changes in orderly transactions for the identical or similar investment of the same issuer. See Note 7 – Investments, Impairment and Credit Losses for additional details.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.

The Company recognizes and measure uncertain tax benefits in accordance with ASC 740, Income Taxes (“ASC 740”) based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Accrued Issuable Equity

The Company records accrued issuable equity when it is contractually obligated to issue a variable number of shares or shares with features requiring liability classification. Accrued issuable equity is recorded and carried at fair value with changes in its fair value recognized in the Company’s consolidated statements of operations. Once the underlying shares of common stock are issued, the accrued issuable equity is reclassified to equity as of the share issuance date at the then current fair market value of the common stock.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

The Company’s sales contracts typically have 30-60 day payment terms. For sales contracts with payment terms of more than one year, the Company determines whether there is a significant financing component, and if so, revenue is recognized at an amount that represents the present value of the payments, and interest income is recognized over the contractual period using the effective interest method, reflected in other income on the consolidated statements of operations.

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

During the years ended December 31, 2025 and 2024, the Company recognized revenue primarily from the following different types of contracts:

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
●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.
●	Mining of digital assets – The Company has entered into lease agreements with a digital assets mining services company to operate digital asset mining machines on behalf of the Company and provide mining pool operating and hosting services. Pursuant to these agreements, the Company provides computing power to the mining pool operator. The Company is entitled to digital asset rewards once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications. The Company’s fractional share is based on the total blocks expected to be generated on the BTC network for the daily 24-hour period. Digital asset rewards are considered non-cash consideration.
●	IP license – Revenue is recognized pursuant to the type of intellectual property (“IP”) being licensed for each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. IP license revenue for the right to access IP is recognized over time and the right to use IP is recognized at a point in time.
a)	License fees – revenue from the right to use IP is recognized immediately at the point in time that the control of the license is transferred to the customer.
b)	Minimum royalty fees related to a license to use IP – revenue is recognized at the point in time that control of the license is transferred to the customer.
c)	Sales based royalty fees above the minimum – are recognized when the sale occurs.
●	Grant revenue - The Company has determined that government grant revenue does not fall under the FASB ASC 606. Under the grant contract with the Texas Space Commission (“Texas Grant”), the Texas Space Commission receives no direct benefit from the product development, and therefore does not meet the definition of a customer pursuant to ASC 606. As there was no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities when the Company entered into the Texas Grant, the Company has applied the guidance in ASC 958 Not-for-Profit Entities by analogy. Further, the Texas Grant is considered a conditional contribution because the Texas Grant can only be used to reimburse allowable expenses. The grant is for the research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of the Company’s ongoing major or central activities. As such, reimbursement proceeds from the Texas Grant are recorded as revenue, which is generally recognized when qualifying costs are incurred and conditions

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for reimbursement have been met. Grant revenue during the year ended December 31, 2025, was $1,886,376 related to the reimbursement of equipment purchases totaling $255,728, R&D expenses totaling $1,474,100 and prepayments of $156,548.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Years Ended
	December 31,
	2025	2024
Revenue Recognized at a Point in Time:
Product sales	$5,052,771	$3,644,240
Contract services	2,028,201	3,412,030
IP license	—	2,687,218
Grant revenue	1,886,376	—
Total	8,967,348	9,743,488
Revenue Recognized Over Time:
Mining of digital assets	7,029,924	—
Contract services	173,132	993,993
Total Revenue	$16,170,404	$10,737,481

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities) on the Consolidated Balance Sheet. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers resulting in contract liabilities (See Deferred Revenue, below). As of December 31, 2025 and 2024, the Company had accounts receivable, net of $3,075,328 and $4,091,679, respectively. As of December 31, 2025, the Company had non-trade receivables of $3,723,473. Deferred revenues were $107,267 and $32,768 as of December 31, 2025 and 2024, respectively.

IP License Agreements

On September 29, 2024, the Company entered into a three-year licensing agreement (the “KULR VIBE Agreement”) with a customer located in Japan to use its KULR VIBE software to measure and reduce fan vibration levels. The KULR VIBE Agreement gives the customer the exclusive license to use the software in Japan (for Japanese customers) for the sole purpose of operating the Balancer. The Balancer is a hardware device used to measure vibration levels. Pursuant to this Agreement, the Company received a one-time, non-refundable license fee for the right to use the IP of $500,000 for which revenue was recognized immediately. The customer is required to pay royalty fees to the Company of $0.20 per unit of any rotational system balanced by a Balancer, and 3% of gross sales of all Balancers the customer manufactures and sells to a third party. The customer is required to make quarterly royalty payments to the Company which may vary from period to period, but there is a minimum payment of $50,000 per quarter for three years (or $600,000 over the three-year term of the Agreement). Since the payment of the minimum royalty occurs significantly after performance, a significant financing component was identified. Therefore, in 2024, the Company immediately recognized revenue in an amount equal to the present value ($528,767) of the $600,000 minimum royalty to be received, using the prevailing interest rate in the relevant market (prime rate) of 8.0%. Royalty fees above the minimum amount, if any, will be recognized when the related sales are recognized by the customer. The Company has not recognized any excess royalty fees as revenue during the years ended December 31, 2025 and 2024.

While the KULR Vibe Agreement contains a software maintenance provision, the Company expects the resources that will be dedicated to the software maintenance services to be negligible and determined an amount to be allocated to this software maintenance performance obligation to be de minimis.

On December 29, 2024, the Company entered into a ten-year licensing agreement (the “CF Cathode Agreement”) with a different customer located in Japan, for the use of intellectual property in connection with its CF Cathode Design technology (including the specifications, diagrams, schematics and instructions (together the “KULR CF Intellectual Property”)) for the production of the CF Cathode. The CF Cathode Agreement provides an exclusive license to use the KULR CF Intellectual Property to manufacture and sell CF Cathodes in Japan, and a non-exclusive license to manufacture and sell CF Cathodes in several other countries, including Taiwan, China, India and Korea. The license fee is $1.8 million to be paid over 5 years as follows: $300,000 due on February 15, 2025; $150,000

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due on June 15, 2026; $150,000 due on December 15, 2025; and $150,000 on each of June 15 and December 15 in 2026 through 2029 (with the last $150,000 being due on December 15, 2029).

The CF Cathode Agreement contains a significant financing component. Therefore, the Company immediately recognized revenue in an amount equal to the present value ($1,658,451) of the $1,800,000 license fee, using the prevailing interest rate in the relevant market (prime rate) of 7.5%.

Deferred Revenue

As of December 31, 2025 and 2024, the Company had $107,267 and $32,768 of deferred revenue, respectively, from contracts with customers. The contract liabilities included in deferred revenue represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. During the year ended December 31, 2025 and 2024, the Company recognized $2,500 and $529,880 of revenue that was deferred at the previous year end. The Company did not recognize revenue from performance obligations satisfied in prior periods during the years ended December 31, 2025 or 2024.

Deferred Labor Costs

As of December 31, 2025 and 2024, the Company had $273,746 and $356,030, respectively, of deferred labor costs, which is part of deferred expenses within prepaid expenses and other current assets in the Company’s consolidated balance sheets. Deferred labor costs represent costs incurred to fulfill the Company’s deferred contract service revenue. The Company will recognize the deferred labor costs as cost of revenue at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Shipping and Handling Costs

The Company has elected to treat shipping and handling activities as fulfillment costs. Accordingly, amounts billed to a customer in a sales transaction related to shipping and handling are recorded as revenue. Costs incurred for shipping and handling are included as cost of revenue on the accompanying consolidated statements of operations.

Research and Development

Research and development include expenses incurred in connection with the research and development of our CFV thermal management solution, Jetson I/F board development, server acoustic analysis study, and Vibe technologies. Research and development expenses are recognized as incurred.

Advertising and Marketing Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2025 and 2024 were $4,937,350 and $2,825,351, respectively, and are included in selling, general and administrative expense in the consolidated statements of operations.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2025	2024
Numerator:
Net Loss	$(61,899,782)	$(17,523,629)

Denominator (weighted average quantities):
Common shares issued	39,655,202	23,301,012
Less: Treasury shares purchased	(21,474)	(16,395)
Less: Unvested restricted stock awards	(7,739)	(70,447)
Add: Accrued issuable equity	1,045	13,392
Add: Vested unissued restricted stock units	100,171	97,080
Denominator for basic and diluted net loss per share	39,727,205	23,324,642

Basic and diluted net loss per common share	$(1.56)	$(0.75)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2025	2024
Unvested restricted stock awards	4,687	9,375
Unvested restricted stock units	1,610,847	717,826
Options	27,188	40,938
Warrants	88,905	88,902
Total	1,697,411	857,041

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

Classification criteria in Topic 842 is applied in order to determine whether the lease is a finance lease or an operating lease. Operating lease expense is recorded on a straight-line basis over the life of the lease and is included in research and development and general and administrative expenses on the accompanying statements of operations. Finance lease right-of-use assets are depreciated on a straight-line base over the estimated useful life of the asset; the depreciation expense is included in research and development expense on the accompanying statements of operations. Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during a period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases is included in interest expense on the statements of operations. There was a $905,630 impairment charge reflected in Impairment of right-of-use asset within Operating expenses on the Consolidated Statement of Operations for the year ended December 31, 2025 (see Note 13–Leases for additional details). The Company recorded no impairment charge in 2024.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed. See Note 19 – Subsequent Events.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly reviewed by management in deciding how to allocate resources and evaluate performance. Management has determined that the Company has two significant operating segments: Energy Management Platform and Mining of Digital Assets, as discussed in Note 18. In determining the appropriateness of segment definition, the Company considers the criteria of Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Recently Issued Accounting Pronouncements

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. This ASU establishes authoritative guidance on the accounting for government grants received by business entities, which previously did not exist. In the absence of specific guidance, many business entities analogized to the guidance in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-for-Profit Entities—Revenue Recognition. The ASU defines two types of government grants: (1) a grant related to an asset (for which there are two approaches to record the grant proceeds) and (2) a grant related to income. A grant related to an asset is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). The ASU defines the criteria that need to be met in order to recognize government grant proceeds and prescribes that a business entity present a grant related to income and a grant related to an asset for which the deferred income approach is elected as part of earnings either (1) separately under a general heading such as other income or (2) deducted from the related expense. The ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Income taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a retrospective basis. There was no material impact to the Company’s financial statements as a result of adopting ASU 2023-09.

NOTE 3 – DIGITAL ASSETS

The Company’s digital assets are comprised solely of BTC. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its BTC based on the quoted price at 4:00pm EST on the measurement date for a single BTC on an active trading platform, Coinbase. Management has determined that Coinbase, an active exchange market, represents a principal market for BTC and at 4:00pm EST, the price is both readily available and representative of fair value (Level 1 inputs). As of December 31, 2025, the Company held 1,074.21 BTC at Coinbase with a cost basis of $108,514,113, and a fair value of $93,995,256. As of December 31, 2024, the Company held 217.18 BTC at Coinbase with a cost basis of $21,000,010, and a fair value of $20,281,184.

The following table presents the roll forward of activity related to the Company’s digital assets for the years ended December 31, 2025 and 2024:

	Digital Assets
	For the Years Ended December 31,
	2025	2024
Beginning balance	$20,281,184	$—
Additions - purchased	79,700,002	21,000,010
Additions - mined	7,029,924	—
Dispositions	—	—
Digital assets received as downtime credits	784,187	—
Change in fair value	(13,800,041)	(718,826)
Ending balance	$93,995,256	$20,281,184

During the year ended December 31, 2025, the Company purchased 783.81 BTC via trade orders on Coinbase (the “Custodian”) at an average cost of $101,683 per BTC, inclusive of fees and expenses, for an aggregate cost of $79,700,002. During the year ended December 31, 2024, the Company purchased 217.18 BTC via trade orders on Coinbase at an average cost of $93,384 per BTC, inclusive of fees and expenses, for an aggregate cost of $21,000,010.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2025, the Company entered into a 60 day lease agreement (the “First Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $850,000. On May 16, 2025, the Company entered into a 228 day lease agreement (the “Second Machine Lease Agreement”) with the same digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $3,200,000. On June 20, 2025, the Company entered into a one hundred and three-day lease agreement (the “Third Machine Lease Agreement”) with a new digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $2,756,795. On July 30, 2025, the Company entered into a one year lease agreement (the “Fourth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $2,646,250. The Company elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for leases with a term of twelve months or less. On October 1, 2025, the Company entered into a two year lease agreement (the “Fifth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $4,200,000, of which $987,932 represents costs attributable to the machines (see Note 13 – Leases for additional details). During 2025, the Company received BTC with an aggregate fair value of $784,187 from the lessors as compensation for machine downtime, which was used to offset lease costs.

During the year ended December 31, 2025, the Company recognized revenue of $7,029,924 in connection with its digital assets mining operations. See Note 2 – Summary of Significant Accounting Policies – for further information. Bitcoin prices fell materially during the year ended December 31, 2025, resulting in a significant decline in the value of the Company’s digital asset holdings.

Loan Agreement

In July 2025 the Company secured a $20 million credit facility with Coinbase, its digital assets custodian. Pursuant to the terms of the agreement, either party may terminate a loan on a termination date established by notice given to the other party prior to the close of any business day. On July 8, 2025, the Company entered into an agreement (the “Loan Agreement”) pursuant to which the Company borrowed $8 million (the “Initial Drawdown”) and segregated 232 BTC as collateral against this loan. The Initial Drawdown carried an 8% loan fee. The Company’s obligations were secured by a first-priority security interest at collateral-coverage ratio of about 156.25% of the outstanding principal amount. The Initial Drawdown is subject to the terms and conditions of the Master Loan Agreement. Of the $8 million borrowed, $6.7 million was used to purchase 61.4 BTC. The Company made principal and interest payments on the loan on August 12, 2025 and September 20, 2025. As of December 31, 2025, the Company repaid the full $8 million principal balance of the loan and $49,139 of interest pursuant to the Loan Agreement. The full $20 million credit facility remains available.

NOTE 4 – AUTO-VIBE ASSETS

In December 2025, the Company entered into a three-year Master Vehicle Sales Agreement with a licensed Dealership (the “Dealership”) in California to buy and sell automobiles for the purpose of determining whether the Company’s technology known as KULR VIBE can be deployed in the automobile market. The Company purchased a range of autos and performed vibration diagnostic testing on the autos using the KULR VIBE technology. As an R&D activity, the Company intends to continue to buy vehicles, including high-end exotic supercars, run the KULR VIBE diagnostic testing, analyze the data generated, and then sell these cars within one year. The resulting analysis will help determine if the Company’s VIBE technology can be successfully marketed in the auto sector. The de minimis profit from auto sales was recorded as a credit against research and development expense.

During December 2025, the Company allocated $5,000,000 toward this project and bought and subsequently sold 71 autos that went through the VIBE diagnostic testing. As of December 31, 2025, the Company has a receivable of $1,837,097 due from the Dealership related to these sales, with payment terms of 20% due on January 30, 2026 (which was received by the Company in January 2026), 20% due on February 27, 2026 (which was received by the Company in February 2026), and 60% due on March 30, 2026. The Company also has a deposit of $940,013 which is in a segregated account at the Dealership to be used for future purchases of vehicles. As of December 31, 2025, the Company also owns 122 autos (to be tested for vibration) at a cost of $2,269,649, that it expects to sell within the year. No additional funds are expected be allocated to this project. The December 2025 sales of autos to the Dealership did not qualify as sales to customers, therefore no revenue has been recorded for the sales of these autos.

Auto-Vibe Assets
Vehicles owned	$2,269,649
Receivables	1,837,097
Deposits in segregated account	940,013
Balance, December 31, 2025	$5,046,759

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORY DEPOSITS

Inventory deposits consist of amounts paid in advance to vendors to secure future deliveries of specific finished goods and raw materials, which will be received and sold in future periods.

As of December 31, 2025 and December 31, 2024, the Company had outstanding inventory deposits of $839,644 and $0, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2025 and 2024, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2025	2024
Deferred expenses	$440,954	$405,463
Professional fees	378,109	40,142
Insurance	323,850	—
Prepaid grant expense	317,136	—
Bitcoin mining leases	206,625	—
Rent	58,150	—
Security deposits	50,213	50,213
Dues and subscriptions	22,512	25,355
Other receivables	10,438	52,981
Marketing and advertising	10,000	285,000
Vendor receivables	7,386	7,386
Other	476	—
Compensation costs	—	275,000
Total prepaid expenses and other current assets	$1,825,849	$1,141,540

NOTE 7 – INVESTMENTS, IMPAIRMENT AND CREDIT LOSSES

During the year ended December 31, 2025, the Company made two investments in a private German entity (“Investee”), who was also a customer, including Series A7 Preferred Shares and a convertible loan receivable. On November 13, 2025, the Investee filed an application with a German insolvency court to open insolvency proceedings. As a result, as of December 31, 2025, the Company has fully impaired or recognized credit losses associated with the Company’s investments and accounts receivable associated with the Investee. The details of these matters follow:

●	On May 7, 2025, the Company purchased Series A7 Preferred Shares (the “Preferred Shares”) of Investee for an aggregate purchase price of approximately $3.3 million. The Preferred Shares rank senior to all outstanding preferred as well as common shares of Investee, and are convertible on a 1:1 basis into common shares of Investee at the Company’s option, subject to anti-dilution adjustments. The Company also has the right to one voting advisory board seat and one non-voting observer seat on Investee’s advisory board. Investee’s Preferred Shares have a liquidation preference equal to the purchase price of the shares plus any accrued and unpaid dividends thereon. The Company’s purchase of Preferred Shares represents an investment in non-marketable equity securities of a company without a readily determinable fair value. The Company accounts for this investment under the measurement alternative in ASC 321, whereby the equity investment is recorded at cost, and is subsequently remeasured to its fair value in accordance with the provisions of ASC 820 when observable price changes occur or when it is impaired (see Note 2 - Significant Accounting Policies, Equity Investment). Due to the Investee’s current financial condition, the Company estimated that the fair value of its Preferred Shares investment in Investee was zero, and accordingly, recorded a full impairment expense of $3,325,045 as of September 30, 2025, reflected in Impairment of equity investment within Other Income (Expense) on the Consolidated Statement of Operations for the year ended December 31, 2025.
●	On August 25, 2025, the Company executed a Convertible Loan Agreement (the “Note”) with the Investee to loan up to €2,000,000. The Note carries a 12% interest rate, and it matures on November 30, 2025. The Note is convertible into the most senior class of preferred shares of Investee at the time of conversion. The Company can demand conversion at maturity, or prior to maturity if certain defined events occur. As of September 30, 2025, the Company loaned $1,832,690 (€1,550,000) to the Investee pursuant to the Note. The Company accounts for the Note at amortized cost and records an estimate of expected credit losses using a forward-looking current expected credit loss (CECL) model in accordance with ASC 326. The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable forecasts about

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the future. On October 24, 2025, the Company loaned an additional $294,875 (€250,000) pursuant to the Note. Due to the Investee’s current financial condition, the Company determined the collectability of the Note was not assured and accordingly, recorded a full credit loss of $2,127,565, reflected in Credit loss on loan receivable within Other Income (Expense) on the Consolidated Statement of Operations for the year ended December 31, 2025.

In addition to the above balances, the Company had accounts receivable due from the Investee related to product sales made during the second quarter of 2025. Due to the Investee’s current financial condition, the Company determined that collectability of the accounts receivable was not assured and accordingly, recorded credit losses on accounts receivable of $780,643 as of September 30, 2025, reflected within Operating Expenses for the year ended December 31, 2025.

NOTE 8 – EQUIPMENT DEPOSITS

Equipment deposits at December 31, 2025 and December 31, 2024 are $806,000 and $1,355,174, respectively. Equipment deposits at December 31, 2024 represented deposits paid to a vendor as a downpayment for the manufacture of an automated manufacturing system (the “System”). The System was never delivered to the Company. After negotiation, and in an effort to come to a resolution on the matter, the Company agreed to forfeit the equipment deposit while the vendor retained the unfinished equipment. During the year ended December 31, 2025, the Company recorded a write-down of $1,355,174, as a result of its agreement to forfeit the equipment deposit.

NOTE 9 – PROPERTY AND EQUIPMENT

As of December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31,	December 31,
	2025	2024	Estimated Useful Life
Machinery & equipment	$7,532,746	$4,012,527	5 - 8 years
Leasehold improvements	2,160,762	2,144,565	Lesser of the useful life of the asset or remaining life of the lease
Construction in progress	—	750,236
Software	425,476	314,932	3 years
Research and development equipment	265,625	216,525	5 years
Computer equipment	225,645	212,616	3 years
Research and development laboratory	77,700	77,700	10 years
Furniture and fixtures	22,642	22,642	3 years
	10,710,596	7,751,743
Less: accumulated depreciation	(5,227,853)	(4,075,199)
Property and equipment, net	$5,482,743	$3,676,544

Depreciation expense amounted to $1,173,190 and $1,656,988, respectively, for the years ended December 31, 2025 and 2024, which is included in selling, general and administrative, cost of revenue, and research and development expenses in the consolidated statements of operations.

NOTE 10 – CABAN ASSET ACQUISITION

On December 24, 2025 (the “Acquisition Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Caban Systems, Inc. (“Caban”), a Miami-based renewable energy services and technology company, pursuant to which the Company acquired certain equipment and software used for the development, manufacture, and supply of Underwriters Laboratories (“UL”)-certified battery packs in exchange for a purchase price of $2,515,987 (the “Acquisition”). The Company paid cash of $1,921,127 on the Acquisition Date, with the remainder of $594,860 (“Holdback Amount”) to be paid in cash during 2026 based on timing of completion of delivery and installation of the equipment at the Company’s facility. If the Company suffers any damages related to the Acquisition for which the Company is indemnified and that are not cured by Caban, the Holdback Amount may be setoff against payments for such damages that would otherwise be paid by Caban.

The Company viewed the Acquisition as a strategic opportunity to integrate telecom-focused battery solutions into its portfolio and align its technology platform with the evolving requirements of digital infrastructure operators who require reliable, high-performance backup power through batteries. No equity interests were exchanged, and there was no contingent consideration in connection with the Acquisition.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with the Purchase Agreement, the Company entered into a five-year Manufacture and Supply Agreement (the “M&S Agreement”) with Caban, pursuant to which KULR will manufacture and supply UL-certified battery packs (the “Battery Packs”) to Caban. The M&S Agreement is non-exclusive and KULR may sell Battery Packs to third-party customers. The M&S Agreement may be renewed for an additional five-year term upon mutual agreement of the parties.

Under the M&S Agreement, Caban granted KULR a license to Caban’s intellectual property and production enablement materials (together, the “Business IP”), which includes embedded software, standard operating procedures, test scripts, manuals, configurations, fixture drawings, and related know-how necessary for the manufacture and supply of the Battery Packs, as well as (i) a non-exclusive, worldwide, royalty-free license to manufacture and supply Battery Packs to Caban and its affiliates; and (ii) a non-exclusive, worldwide, royalty-bearing license to manufacture and supply Battery Packs and equivalent products to third parties (i and ii together, the “Customer Supply Contract”).

In connection with the Purchase Agreement and the M&S Agreement, the Company entered into a Transition Services Agreement (the “TSA”) with Caban, whereby both parties agreed to work together for approximately ninety days after the equipment is installed at the Company’s facility, to ensure a smooth transition of the manufacturing of the Battery Packs from Caban to KULR. In consideration for the transition services, the Company will pay Caban service fees not to exceed $500,000 in the aggregate unless otherwise agreed in writing.

Management determined that the acquired assets did not constitute a business pursuant to ASC 805, because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar assets (the manufacturing and related equipment). Three types of assets were acquired: fixed assets, consisting of equipment and machinery to conduct the manufacturing; software tools; and an intangible asset consisting of the Customer Supply Contract. The assets were recorded using a cost accumulation and allocation model prescribed under ASC 805-50, which included an allocation of the direct acquisition-related costs of approximately $381,200 (primarily related to third party legal fees) based on relative fair values as determined by third-party valuation specialists.

The following table summarizes the allocation of the cost of the Acquisition, including direct acquisition-related costs, based on the relative fair values of the assets acquired as of the Acquisition Date. No Caban liabilities were assumed by the Company in connection with the Acquisition.

Purchase price:
Cash consideration	$1,921,127
Holdback Amount (consideration payable)	594,860
Direct acquisition-related costs	381,200
Total purchase price	$2,897,187

Assets acquired (at relative fair values):
Manufacturing and related equipment	$2,648,461
Software tools	110,545
Intangible asset (Customer Supply Contract)	138,181
$2,897,187

NOTE 11 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the following:

	December 31,
	2025	2024
Patent	$—	$218,000
Intellectual property	543,572	618,572
Technology license	60,000	60,000
Supply Agreement	138,180	—
	741,752	896,572
Less: accumulated amortization	(370,827)	(319,473)
Intangible assets, net	$370,925	$577,099

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In each of the years ended December 31, 2025 and 2024, the Company recognized amortization expense related to intangible assets of $142,296. During the years ended December 31, 2025, the Company evaluated its expected future discounted cash flows compared to the carrying value of its intangible assets. As of December 31, 2025, the Company does not expect to generate revenue from the patent and one of its intellectual property licenses and decided to fully impair the assets. Accordingly, the Company recognized impairment expense of $202,058 related to intangible assets as of December 31, 2025. During the year ended December 31, 2024, the Company had no impairments of its intangible assets.

The weighted average remaining amortization period of the Company’s intangible assets is 3.56 years. Future amortization of intangible assets is as follows:

For the Years Ended December 31,
2026	$142,350
2027	115,166
2028	33,636
2029	33,636
2030	33,636
Thereafter	12,501
Total future intangible amortization	$370,925

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2025 and 2024, accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
Professional fees	$813,889	$176,875
Purchase consideration payable	594,860	—
Payroll and vacation	423,318	369,847
Bitcoin mining costs	260,000	—
Franchise tax payable	145,380	—
Research and development	112,970	50,000
Inventory purchases	92,070	332,094
Sales and marketing	68,304	—
Sales tax payable	38,787	111,732
Royalties	37,266	48,402
Equipment purchases	10,966	21,751
Interest payable	—	24,102
Other	31,104	25,643
Total accrued expenses and other current liabilities	$2,628,914	$1,160,446

NOTE 13 – LEASES

Operating Leases

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $1,085,498, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster lease agreement which is recorded within the security deposits section of the balance sheet as of December 31, 2025 and December 31, 2024.

On April 15, 2025, the Company amended its original lease dated January 27, 2024 (the First Amendment”), for the property located in Webster, TX, to expand the rentable square footage by approximately 13,535 square feet (the “Expansion Premises) for a total rentable space of 31,095 square feet. The First Amendment is effective May 1, 2025 and expires April 30, 2029. Monthly payments for the Expansion Premises are $17,483. No cash payments are due for the first two months of the lease. The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $691,852, using an incremental borrowing rate of 10%.

The Company also leased office space at 4863 Shawline Street, San Diego, CA, pursuant to an operating lease which originally expired May 31, 2024 (the “San Diego Lease”). On January 25, 2024, the Company entered into an amendment to the lease (the “First Renewal”), whereby the lease was extended for a period of eighteen months commencing June 1, 2024, and terminating November 30, 2025. The Company did not renew this lease upon its expiration. Monthly rental payments under the amendment are $30,511. The Company determined that the value of the modified operating lease liability and related right-of-use asset to be $559,919 using an incremental borrowing rate of 10%. The Company paid a security deposit of $50,213 in connection with the San Diego lease agreement which is recorded within the prepaid expenses and other current assets section of the balance sheet as of December 31, 2025.

During the year ended December 31, 2025 and 2024, operating lease expense was $717,505 and $576,332, respectively.

Finance Lease

On October 1, 2025, the Company entered into a two-year lease agreement (the “Fifth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $4,220,000. The lease term began on October 31, 2025. On October 1, 2025, the Company prepaid $1,100,000, representing the approximate fair value of the machines. The lease requires monthly fixed payments of $130,000, which cover the operational costs of using the machines. Upon lease commencement on October 31, 2025, the Company obtained the right to control the use of the identified asset and recorded a ROU asset in the amount of $987,932, with no corresponding lease liability, as the full prepayment had been made prior to commencement related to the Fifth Machine Lease Agreement. During 2025, the Company recorded an impairment charge of $905,630 on its ROU asset related to its digital asset mining operations. The impairment was driven by a significant decline in the market price of BTC, which reduced the expected future cash flows attributable to the asset below its carrying value. Accordingly, the ROU asset was written down to zero. See Note 3 for information regarding this finance lease and other short-term digital asset leases.

The Company recorded depreciation expense in the amount of $82,691 and $1,554 in connection with ROU assets held under the finance leases during the years ended December 31, 2025 and 2024, respectively. The Company recorded interest expense of $138 and $118 during the years ended December 31, 2025 and 2024, in connection with its finance lease liabilities.

Supplemental Information

Maturities of lease liabilities as of December 31, 2025, were as follows:

For the years ended December 31,	Operating Lease
2026	$496,224
2027	511,772
2028	527,319
2029	180,092
Total future minimum lease payments	1,715,407
Less: amount representing imputed interest	(269,895)
Present value of lease liabilities	1,445,512
Less: current portion	(366,937)
Lease liabilities, non current portion	$1,078,575

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to the leases is as follows:

	For the Years Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$558,558	$324,870
Repayment of finance lease liability	$989,772	$1,453

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$691,852	$1,534,902
Financing leases	$987,932	$7,768

Weighted Average Remaining Lease Term (Years)
Operating leases	3.33 years	3.51 years
Financing leases	1.83 years	2.49 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Financing leases	N/A	10.0%

NOTE 14 – NOTES PAYABLE

A summary of the notes payable activity during the years ended December 31, 2025 and 2024 is presented below:

	Notes	Debt
	Payable	Discount	Total
Outstanding, January 1, 2024	$250,000	$—	$250,000
Obligations in connection with merchant cash advances	2,959,200	(1,148,163)	1,811,037
Proceeds from promissory notes	700,000	(60,000)	640,000
Repayments in cash	(3,331,526)	—	(3,331,526)
Amortization of debt discount	—	1,125,285	1,125,285
Outstanding, January 1, 2025	$577,674	$(82,878)	$494,796
Repayments in cash	(577,674)	—	(577,674)
Amortization of debt discount	—	82,878	82,878
Total notes payable as of December 31, 2025	$—	$—	$—

On January 22, 2024, the Company entered into a merchant cash advance agreement (the “Cash Advance Agreement”) whereby the Company received $504,900 of cash (net of underwriting fees of $35,100), and paid finder’s fees in cash of $21,600 and additional finder’s fees to be issued in equity, with the obligation to repay a total of $804,600 over thirty-two weekly payments of $25,144, beginning January 30, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount, and along with the finder’s fees, was amortized over thirty-two weeks using the effective interest rate method and an annualized effective interest rate of 217%. The Cash Advance Agreement was secured by the Company’s accounts receivable and related cash receipts. On February 26, 2024, the parties added an addendum to the agreement for an early payoff discount whereby the Company will owe $756,000 if paid by March 22, 2024, or $783,000 if paid by April 22, 2024. The Company did not take advantage of the early payoff discount and continued making weekly payments over the original thirty-two week term. On July 11, 2024, the Company used proceeds from the Third Cash Advance Agreement to repay this cash advance in full.

On February 26, 2024, the Company entered into a merchant cash advance agreement (the “Second Cash Advance Agreement”) with the same lender mentioned above whereby the Company received $502,200 of cash (net of underwriting fees of $37,800), and paid finder’s fees in cash of $21,600 and additional finder’s fees to be issued in equity, with the obligation to repay a total of $804,600 over thirty weekly payments of $26,820, beginning February 29, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount, and along with the finder’s fees, was amortized over thirty weeks using the effective interest rate method and an annualized effective interest rate ranging from 240% to 249%. The Second Cash Advance is secured by the Company’s accounts receivable and related cash receipts. On July 11, 2024, the terms of this agreement were revised whereby

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the weekly repayment amounts were reduced from $26,820 to $15,620 and the repayment period was extended from September 27, 2024, to November 15, 2024. On November 15, 2024, this merchant cash advance was repaid in full.

On April 2, 2024, the Company entered into an agreement (the “Promissory Note”), with a lender (the “Lender”), pursuant to which the Lender purchased an unsecured promissory note with an initial principal amount of $500,000, for cash proceeds of $440,000. The Company recorded a debt discount of $60,000, which consists of an original issue discount of $50,000 and cash issuance costs of $10,000. The debt discount was amortized using the effective interest rate method and an annualized effective interest rate of 26%. The Promissory Note carries an annual interest rate of 0%, which increased to 15% in the event of default, and has a maturity date of October 2, 2024, after which all outstanding principal and accrued interest will become immediately due. On May 28, 2024, the Company repaid the Promissory Note in full, and recognized $60,000 of amortization expense related to the debt discount.

On April 4, 2024, the Company and the finder of the First and Second Cash Advance Agreements determined that the equity compensation would be by issuance of warrants to purchase up to 10,224 shares (the “First Warrant”) and up to 13,549 shares (the “Second Warrant”), respectively, of the Company’s common stock at an exercise price of $1.48 per share and $1.11 per share, respectively. The First Warrant and the Second Warrant (collectively the “Warrants”) were exercisable immediately and expire on January 22, 2027 and February 26, 2027, respectively. The Warrants had a grant date fair value of $112,863. The value of the Warrants was recognized as additional debt discount, which was amortized over the repayment period.

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

The following assumptions were used in the Black-Scholes Model to measure the fair value of the warrants:

Market price at measurement date	$5.92
Exercise price	$1.11 - $1.48
Risk free interest rate	4.52%
Expected term (years)	2.8 - 2.9
Expected volatility	93%

On December 27, 2024, the holder elected the cashless exercise and exercised all the Warrants and received 22,985 shares of the Company’s common stock.

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

On July 11, 2024, the Company entered into a merchant cash advance agreement (the “Third Cash Advance Agreement”) whereby the Company received $758,850 of cash (net of underwriting fees of $40,000 and $201,150 used to pay the remaining balance of the first merchant cash advance), with the obligation to repay a total of $1,350,000 over forty - three weekly payments of $31,395, beginning July 18, 2024. The difference between the total repayment amount and the net proceeds received was accounted for as debt discount and was amortized over forty - three weeks using the effective interest rate method and an annualized effective interest rate of 86%. The Third Cash Advance Agreement is secured by the Company’s accounts receivable and related cash receipts. The agreement contains an early payoff discount whereby the Company owed $1,230,000 if paid by August 11, 2024, or $1,310,000 if paid by September 11, 2024. The Company did not take advantage of the early payoff discount and continued making weekly payments over the original forty-three-week term. In addition, the Third Cash Advance Agreement amended the Second Cash Advance Agreement to revise the repayment terms, whereby the weekly repayment amounts were reduced from $26,820 to $15,620, and the repayment period was extended from September 27, 2024, to November 15, 2024. This Third Cash Advance was repaid in full on January 8, 2025.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES

The following table summarizes income before income taxes:

	For the Years Ended,
	12/31/2025	12/31/2024
Domestic	$(61,899,782)	$(17,523,629)
Foreign	—	—
Total	$(61,899,782)	$(17,523,629)

The Company’s income tax expense (benefit) is as follows:

	For the Years Ended,
	12/31/2025	12/31/2024
U.S. federal	$—	$—
State	—	—
Foreign	—	—
Current income tax expense (benefit)	—	—
U.S. federal	(12,746,999)	(2,542,839)
State	(1,642,546)	(200,562)
Foreign	—	—
Deferred income tax expense (benefit)	(14,389,545)	(2,743,401)
Change in valuation allowance	14,389,545	(2,743,401)
Total income tax expense (benefit)	$—	$—

The Company’s effective tax rate for the periods ended December 31, 2025 and 2024 were 0.0%. For the period ended December 31, 2025 and December 31, 2024, the primary driver of the variance from the statutory rate was valuation allowance activity.

The following is a reconciliation from the Company’s statuary rate to the effective tax rate reported in the financial statements:

	For the Years Ended,
	12/31/2025		12/31/2024
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at federal statutory rate	$(13,041,538)	21.0%	$(3,676,946)	21.0%
State and local income taxes, net of federal benefit of state	—	0.0%	—	0.0%
Foreign jurisdictions	—	0.0%	—	0.0%
Federal law changes	—	0.0%	—	0.0%
Tax credits (federal)	—	0.0%	—	0.0%
Federal R&D tax credit	—	0.0%	—	0.0%
Other federal tax credits (Orphan Drug)	—	0.0%	—	0.0%
Valuation allowance (federal)	12,749,892	(20.5)%	2,539,107	(14.5)%
Non-deductible or non-taxable items	—	0.0%	—	0.0%
Section 162(m) limitation	176,494	(0.3)%	303,460	(1.7)%
Share based compensation	157,680	(0.3)%	782,949	(4.5)%
Other	(42,529)	0.1%	51,429	(0.3)%
Unrecognized tax benefits	—	0.0%	—	0.0%
Other adjustments	—	0.0%	—	0.0%
Effective tax rate	$—	0.0%	$—	(0.0)%

For the periods ended December 31, 2025 and 2024, the Company’s state tax expense was $0.00.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities are as follows:

	For the Years Ended,
	12/31/2025	12/31/2024
Accrued expenses	$43,454	$16,113
Property & equipment	306,052	268,474
Intangible assets	110,285	42,312
Credit carry-forward	222,645	222,645
Net operating losses carryforward	25,955,934	15,514,550
Section 174 costs	1,861,126	2,587,355
Stock based compensation	909,402	461,408
Lease liability (ASC 842)	345,299	313,458
Unrealized gains/losses	3,468,214	171,710
Capital loss carryforward	794,275	—
Gross deferred tax assets	$34,016,686	$19,598,025
Valuation allowance	(33,696,912)	(19,307,367)
Net deferred tax assets	319,774	290,658
Deferred tax liabilities
Lease liability (ASC 842)	(319,774)	(290,658)
Total deferred tax liabilities	(319,774)	(290,658)
Total deferred tax assets (liabilities)	$—	$—

For the period ended December 31, 2025, the Company has federal and state post-apportioned net operating loss carryforwards of $105.3 million and $51.2 million, respectively. Of the federal amount, $3.3 million have a limited carryforward period and will begin to expire in 2033; the remaining $102.0 million will have an indefinite carryforward period. Of the state post-apportioned amount, $40.3 million have a limited carryforward period and will begin to expire in 2033; the remaining $10.9 million will have an indefinite carryforward period.

For the period ended December 31, 2025, the Company has federal and state tax credit carryforwards of $0.1 million and $0.1 million, respectively. The full federal amount of $0.1 million has a limited carryforward period and will begin to expire in 2033. The full state amount of $0.1 million has an indefinite carryforward period.

For the period ended December 31, 2025, the Company has federal capital loss carryforward of $3.3 million that will begin to expire in 2030.

In accordance with Section 382 and Section 383, utilization of the NOL and tax credit carryforwards may subject to limitations based on prior or future ownership changes.

Additionally, after weighing all available and positive and negative evidence for the period ended December 31, 2025, the Company determined a full valuation allowance was necessary, consistent with prior year.

No income tax was paid during the years ended December 31, 2025 and 2024.

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

The Company evaluated the impact of the Tax Reform Act of 2025 on its consolidated financial statements and determined the total impact on the tax expense to be immaterial.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Equity Incentive Plan

On August 15 and November 5, 2018, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 1,875,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2025, there were 119,126 shares available for issuance under the 2018 Plan. No new grants will be issued under the 2018 Plan pursuant to the 2025 Equity Incentive Plan.

On November 21, 2025, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2025 Equity Incentive Plan (the “2025 Plan”). Under the 2025 Plan, 7,500,000 shares of common stock of the Company are authorized for issuance. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2025 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2025, there were 6,953,110 shares available for issuance under the 2025 Plan.

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

During the year ended December 31, 2024, the Company issued 6,957,435 shares of common stock pursuant to SEPA Advance Notices submitted by the Company to Yorkville for aggregate gross proceeds of $15,173,357. Of the shares issued pursuant to the SEPA Advance Notices, 2,724,854 shares valued at $6,068,407 were issued in satisfaction of $5,918,430 of principal and $118,619 of accrued interest owed in connection with the Company’s prepaid advance liability. The Company recorded $31,358 in extinguishment loss and charged $13,577 of deferred financing costs to additional paid-in capital in connection with the shares issued in satisfaction of the prepaid advance liability. The remaining 4,232,581 shares were issued for cash proceeds of $9,104,950, which was retained by the Company to fund operations. Deferred financing costs in the amount of $57,031 were charged to additional paid-in capital in connection with the shares issued for cash. As of March 27, 2024, the prepaid advance liability and the related accrued interest was repaid in full and the SEPA terminated on June 1, 2024.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 30, 2025, the Company completed its initial ATM offering under the First ATM Agreement with a total of 14,783,401 shares issued for gross proceeds of $146 million, of which 9,347,652 shares were issued and gross proceeds of $61.9 million were received in 2024.

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

During the year ended December 31, 2025, the Company issued a total of 12,679,311 shares of common stock pursuant to the ATM Agreements for aggregate gross proceeds of $123 million (see Note 19 - Subsequent Events). During the year ended December 31, 2024, the Company issued a total of 9,347,652 shares of common stock pursuant to the ATM Agreement for aggregate gross proceeds of $61.9 million. As of December 22, 2025, the Company decided to pause its ATM transactions through June 30, 2026.

Treasury Stock

The Company’s equity-based compensation plan allows for the grant of stock options, RSUs and RSAs to its employees pursuant to the terms of its equity incentive plan. Under the provision of the plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. Generally, the shares withheld are then transferred to the Company’s treasury stock at cost. During the year ended December 31, 2025, the Company repurchased 5,527 shares recorded at their cost of $97,522 in connection with paying employee payroll tax obligation for vested restricted common stock units during the period.

The Company had 21,922 and 16,395 shares held in treasury as of December 31, 2025 and 2024, respectively, recorded at their cost of $393,744 and $296,222, respectively.

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

On January 16, 2025, the Board of Directors approved the issuance of an additional 270,000 shares of Non-convertible Series A Voting Preferred Stock (“Series A Preferred”) to the CEO, such that the total shares of Series A Preferred held by the CEO as of December 31, 2025 is 1,000,000 shares. The issuance of up to 1,000,000 shares of Non-convertible Series A Voting Preferred Stock to the CEO was previously approved and authorized by a vote of the majority stockholders of the Company, subject to the Board reserving the full and unequivocal right to revoke, rescind, transfer or otherwise cancel the issued Non-convertible Series A Voting Preferred Stock in the event the CEO is removed from any position with the Company or resigns from all positions with the Company.

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

There are no Series B Convertible shares outstanding or available to issue at December 31, 2025.

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

There are no Series C Convertible shares outstanding or available to issue at December 31, 2025.

Series D Convertible Preferred Stock

Holders of the Series D Preferred shall vote on an as-if-converted basis and are entitled to receive cumulative dividends annually at an annual rate equal to ten percent (10%).

There are no Series D Convertible shares outstanding or available at December 31, 2025.

Common Stock

During the year ended December 31, 2024, the Company issued an aggregate of 99,422 shares of common stock valued at $447,677 for legal and consulting services, of which 8,554 shares valued at issuance at $13,002 were accrued at January 1, 2024 for services rendered in prior years.

During the year ended December 31, 2024, the Company issued 3,750 shares of immediately vested common stock with a grant date value of $17,400 as equity compensation to its independent members of the Board of Directors.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company issued 184,058 shares of common stock upon the cashless exercise of 250,421 warrants with a weighted average exercise price of $7.36.

During the year ended December 31, 2024, the Company issued 3,230 shares of common stock upon the exercise of stock options.

During the year ended December 31, 2024, the Company issued 137,766 shares of common stock upon the vesting of restricted stock units previously granted, of which no shares were withheld to cover payroll tax obligations.

During the year ended December 31, 2025, the Company issued an aggregate of 46,500 shares of common stock valued at $130,220 for legal and consulting services.

During the year ended December 31, 2025, the Company issued 1,688 shares of common stock upon the exercise of stock options.

During the year ended December 31, 2025, the Company issued 304,489 shares of common stock upon the vesting of restricted stock units previously granted, of which 69,084 shares were withheld to cover payroll tax obligations.

See At The Market Offering, above, for details related to additional share issuances.

During the year ended December 31, 2024, the Company repurchased and cancelled 109,375 shares issued in connection with vested equity awards held by the Company’s former COO in exchange for a cash payment of $500,000. In addition, 376 shares withheld for payroll taxes were cancelled by the Company.

Warrants

A summary of warrants activity during the year ended December 31, 2025 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding, January 1, 2025	88,905	$8.50	—	—
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	(88,905)	(8.50)	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2025	—	$—	—	$—

There were no warrants outstanding as of December 31, 2025.

Stock-Based Compensation

The following table presents information related to stock-based compensation expense for the years ended December 31, 2025 and 2024:

	For The Years Ended
	December 31,
	2025	2024
Shares issued for legal and consulting services	$130,220	$61,161
Shares issued to board members	—	17,400
Common stock issued for asset purchase	—	565,165
Amortization of stock options	51,030	88,878
Amortization of restricted stock awards, units and other common stock compensation	6,341,331	1,960,083
Total	$6,522,581	$2,692,687

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $6,522,581 and $2,692,687, respectively, of which $4,970,435 and $2,319,207, respectively, are included within selling, general and administrative expenses, and $1,552,146 and $373,480, respectively are included within research and development expenses in the consolidated statements of operations.

Stock Options

A summary of options activity during the year ended December 31, 2025 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2025	40,938	$11.88	—	—
Granted	6,250	9.60	—	—
Forfeited	(18,312)	—	—	—
Exercised	(1,688)	6.48	—	—
Outstanding, December 31, 2025	27,188	$11.33	3.6	$—

Exercisable, December 31, 2025	13,442	$14.00	1.6	$—

The following table presents information related to stock options as of December 31, 2025:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$2.24 - $7.92	5,625	3.4	1,407
$9.60 - $12.00	8,125	1.8	1,407
$12.40 - $15.92	7,188	1.1	5,938
$16.40 - $18.48	6,250	1.3	4,688
	27,188	1.5	13,440

For the years ended December 31, 2025 and 2024, the weighted average grant date fair value per share of options was $8.47 and $1.60, respectively. The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For The Years Ended
	December 31, 2025
	2025	2024
Risk free interest rate	4.15%	4.27% - 4.81%
Expected term (years)	6.3	3.8
Expected volatility	120%	110% - 114%
Expected dividends	0%	0%

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

As of December 31, 2025, there was $64,299 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.46 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The following table presents information related to restricted stock awards for the year ended December 31, 2025:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2025	9,375	$16.48
Granted	—	—
Vested	(4,688)	16.48
Forfeited	—	—
Non-vested RSAs, December 31, 2025	4,687	$16.48

As of August 20, 2024, the President and Chief Operating Officer (the “Former COO”) resigned from all positions held with the Company, and the Company agreed to provide the Former COO with certain separation benefits, including accelerated vesting of the final tranche of his restricted stock award (“RSA”) consisting of 62,500 unvested shares previously granted. The Company recorded a credit in the amount of $325,000 to stock-based compensation as a result of this modification, consisting of a reversal of $435,000 of amortization related to the unvested award, net of $110,000 equal to the fair value of shares vested on an accelerated basis. On November 27, 2024, these shares were cancelled in lieu of payment. See Note - 17 Commitment and Contingencies - Separation and General Release Agreement.

During the year ended December 31, 2024, the Company issued 271,064 restricted stock units (“RSUs”) in exchange for the same quantity of restricted stock awards. The exchange of RSAs for RSUs did not result in a modification of any other terms, such as the grant date fair value or vesting period.

As of December 31, 2025, there was $50,094 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 0.75 years.

Restricted Stock Units

The following table presents information related to RSUs for the year ended December 31, 2025:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSUs, January 1, 2025	786,257	$10.03
Granted	1,173,673	11.68
Vested	(304,489)	8.97
Forfeited	(44,594)	12.13
Non-vested RSUs, December 31, 2025	1,610,847	$11.35

Vested RSUs undelivered December 31, 2025	140,625	$16.40

During the year ended December 31, 2024, the Company cancelled 46,875 of unvested restricted stock units, upon the resignation of the Former COO. See Note 17 – Commitments and Contingencies – Separation and General Release Agreement.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025, the Company granted RSUs of 1,109,283 restricted shares of common stock with an aggregate grant date value of $13,109,331 to employees which vest in four (4) equal annual installments.

During the year ended December 31, 2025, the Company granted RSUs of 39,390 restricted shares of common stock with an aggregate grant date value of $100,051 to board members which vest in two (2) biannual installments.

During the year ended December 31, 2025, the Company granted RSUs of 25,000 restricted shares of common stock with an aggregate grant date value of $496,000 to an employee which vest in one (1) six month installment.

To date, RSUs have only been granted to employees, consultants or board members in accordance with the Company’s 2018 and 2025 Equity Incentive Plans. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units were settled on January 21, 2026.

As of December 31, 2025, there was $14,583,236 unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 2.89 years.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Digital Asset Mining Leases

As of December 31, 2025, the Company was party to contractual commitments with digital asset mining services providers related to the operation of digital asset mining machines. On July 30, 2025, the Company entered into a one-year mining services agreement with a digital asset mining services company, with total committed payments of $2,646,250, of which $1,323,125 remained as commitments as of December 31, 2025. These commitments are not recorded on the accompanying consolidated balance sheet as of December 31, 2025 because the lease term was one year or less and the Company elected the practical expedient to not record an ROU asset and related lease liability, but rather elected to record the lease expense and related payments over time as incurred during the year. In addition, on October 1, 2025, the Company entered into a two-year mining services agreement with a digital asset mining services company, that included certain non-lease operating expense commitments that were therefore not reflected on the balance sheet within lease liability. Remaining commitments as of December 31, 2025 for future operating expenses associated with this lease totaled $3,120,000. See Note 13, Leases, for additional information.

Patent License Agreement

During April 2023, the Company entered into a licensing agreement whereby the Company obtained an exclusive license to commercialize its patented Format Fractional Thermal Runaway Calorimeter. The agreement is effective as long as the licensed patents are enforceable, subject to certain early termination provisions specified in the agreement. In consideration, the Company agreed to pay the following: (i) a cash payment of $60,000 payable upon the execution of the agreement (which was capitalized as an intangible asset and is being amortized over its useful life), and (ii) royalties of 5.5% on the net sales price of royalty-based products and services for each accounting period, as defined in the agreement, with minimum annual royalty payments of $20,000 beginning in the 2024 calendar year. As of December 31, 2025, the Company owed a total of $20,000 pursuant to this agreement.

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of December 31, 2025, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separation and General Release Agreement

On August 20, 2024, the Company entered into a Separation and General Release Agreement (“Separation Agreement”) with the Former COO of the Company, covering his resignation from all appointments and positions held with the Company and any of its affiliated entities. The Former COO released the Company from any and all claims he may have against the Company, and the Company agreed to provide certain separation benefits, including (i) a one-time payment of $99,551, subject to legally required payroll withholdings/deductions, (ii) early settlement of 46,875 of vested RSUs previously granted and (iii) accelerated vesting of the final tranche of a restricted stock award (“RSA”), consisting of 62,500 unvested shares, previously granted. On November 27, 2024, the Company and Former COO amended the Separation Agreement and agreed to settle the equity component with a cash payment of $500,000 in lieu of the 109,375 shares of common stock and these shares are deemed canceled.

NOTE 18 – SEGMENT REPORTING

During the first quarter of 2025, the Company expanded on its treasury strategy and began mining digital assets. The Company determined these activities met the criteria of an operating segment. The Company operates as two operating and reporting segments (i) energy management platform, and (ii) mining of digital assets, namely, the development and commercialization of energy management technologies, batteries and other components across a range of applications, and the mining of digital assets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, reviews profit and loss information on a consolidated basis in order to assess performance, make decisions about the allocation of operating and capital resources, and evaluate pricing strategies related to the energy management platform. The CODM is not regularly provided disaggregated expense information, other than the expense information included in the consolidated statements of operations. The CODM reviews financial information for mining digital assets separately from the financial information related to the energy management platform for making decisions, allocating resources and assessing financial performance, as well as making strategic operational decisions and managing the organization.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the breakout of the operations of the energy management and mining of digital assets segments for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31, 2025				December 31, 2024

	Energy				Energy
	Management	Mining of	Corporate &		Management	Mining of	Corporate &
	Platform	Digital Assets	Other	Total	Platform	Digital Assets	Other	Total

Revenue	$9,140,480	$7,029,924	$—	$16,170,404	$10,737,481	$—	$—	$10,737,481
Cost of revenue	7,908,657	7,490,775	—	15,399,432	5,254,283	—	—	5,254,283
Gross Profit (Loss)	1,231,823	(460,851)	—	770,972	5,483,198	—	—	5,483,198
Operating Expenses
Research and development	10,755,036	—	—	10,755,036	4,738,305	—	—	4,738,305
Selling, general, and administrative(1)	31,606,701	1,409,740	—	33,016,441	15,979,852	—	—	15,979,852
Total Operating Expenses	42,361,737	1,409,740	—	43,771,477	20,718,157	—	—	20,718,157
Segment Operating Loss	(41,129,914)	(1,870,591)	—	(43,000,505)	(15,234,959)	—	—	(15,234,959)
Other (Expense) Income
Other segment (expense) income(2)	353,374	—	—	353,374	(1,569,844)	—	—	(1,569,844)
Impairment of equity investment	(3,325,045)	—	—	(3,325,045)	—	—	—	—
Credit loss on loan receivable	(2,127,565)	—	—	(2,127,565)	—	—	—	—
Change in fair value of digital assets	—	—	(13,800,041)	(13,800,041)	—	—	(718,826)	(718,826)
Total Other Expense, net	(5,099,236)	—	(13,800,041)	(18,899,277)	(1,569,844)	—	(718,826)	(2,288,670)
Net Loss	$(46,229,150)	$(1,870,591)	$(13,800,041)	$(61,899,782)	$(16,804,803)	$—	$(718,826)	$(17,523,629)

(1) Selling, general, and administrative includes credit losses on accounts receivable, impairment of finance right-of-use asset, impairment of property and equipment, impairment of intangible assets and impairment of equipment deposits.

(2) Other segment expenses and losses include interest income, interest expense, amortization of debt discount, gain on extinguishment of debt, and change in fair value of accrued issuable equity.

	As of
	December 31, 2025				December 31, 2024
	Energy				Energy
	Management	Mining of	Corporate &		Management	Mining of	Corporate &
	Platform	Digital Assets	Other	Total	Platform	Digital Assets	Other	Total
Segment Assets
Cash	$13,300,188	$—	$—	$13,300,188	$29,831,858	$—	—	$29,831,858
Digital assets	—	—	93,995,256	93,995,256	—	—	20,281,184	20,281,184
All other assets	21,672,260	—	—	21,672,260	12,814,145	—	—	12,814,145
Total Assets	$34,972,448	$—	$93,995,256	$128,967,704	$42,646,003	$—	$20,281,184	$62,927,187

Geographic Information

As of December 31, 2025 and 2024, 100% of the Company’s long-lived assets are located in the U.S.

During the year ended December 31, 2025, $2,579,897 of revenue was generated from non-U.S. customers. During the year ended December 31, 2024, $4,210,321 of revenue was generated from non-U.S. customers.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS

Digital Assets

During the period from January 1, 2026 through March 27, 2026, the Company earned 8.37 bitcoin from mining services and received 0.13 bitcoin as downtime credits. As of March 27, 2026, the Company held 1,082.71 BTC with an aggregate fair market value of approximately $72 million.

Bitcoin Market Price Decline

The market price of bitcoin has declined over 20% from approximately $87,500 at December 31, 2025 to under $66,338 as of March 27, 2026. Accordingly, the Company expects to report additional unrealized losses for the three months ended March 31, 2026.

Loan Payable

On March 27, 2026, the Company borrowed $5 million (the “Second Drawdown”) against its $20 million credit facility with Coinbase. The Second Drawdown bears a 7% loan fee, and the Company segregated 125 bitcoin as collateral against this loan.