Form 10-Q
period 2026-03-31
KULR Technology Group, Inc.
filed 2026-05-14
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 12, 2026, there were 46,257,165 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current Assets:
Cash	$7,676,308	$13,300,188
Accounts receivable, net of allowance for credit losses of $1,450,000 as of March 31, 2026 and December 31, 2025	2,047,160	2,076,556
Grant receivable	3,254,612	1,886,376
Inventory	1,398,310	581,156
Inventory deposits	113,736	839,644
Auto-Vibe assets	—	5,046,759
Prepaid expenses and other current assets	2,315,949	1,825,849
Total Current Assets	16,806,075	25,556,528
Digital assets	65,371,682	93,995,256
Digital assets, pledged as collateral	8,528,500	—
Accounts receivable, non-current portion	951,656	998,772
Auto-Vibe assets, non-current, net of allowance for credit losses of $500,000 as of March 31, 2026 and $0 as of December 31, 2025	4,521,759	—
Property and equipment, net	5,450,057	5,482,743
Equipment deposits	1,878,597	806,000
Security deposits	39,430	39,430
Intangible assets, net	342,246	370,925
Operating lease right-of-use assets	1,253,263	1,338,657
Deferred financing costs	276,690	276,690
Other non-current assets	88,886	102,703
Total Assets	$105,508,841	$128,967,704

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,643,732	$3,173,813
Accrued expenses and other current liabilities	2,928,811	2,628,914
Loan payable	5,000,000	—
Operating lease liabilities, current portion	379,923	366,937
Deferred revenue	2,789	107,267
Total Current Liabilities	9,955,255	6,276,931
Operating lease liabilities, non-current portion	977,752	1,078,575
Total Liabilities	10,933,007	7,355,506

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	100	100
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Series C Preferred Stock, 400 shares designated; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Series D Preferred Stock, 650 shares designated; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 46,279,087 and 46,257,165 shares issued and outstanding at March 31, 2026, respectively; 46,063,172 and 46,041,250 shares issued and outstanding at December 31, 2025, respectively	4,628	4,606
Additional paid-in capital	268,795,699	267,712,241
Treasury stock, at cost; 21,922 shares held at March 31, 2026 and December 31, 2025.	(393,744)	(393,744)
Accumulated deficit	(173,830,849)	(145,711,005)
Total Stockholders’ Equity	94,575,834	121,612,198
Total Liabilities and Stockholders’ Equity	$105,508,841	$128,967,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue	$4,846,430	$2,448,606
Cost of revenue	3,429,138	2,242,261
Gross Profit	1,417,292	206,345
Operating Expenses
Research and development	1,770,500	2,449,900
Selling, general, and administrative	6,531,969	7,200,250
Credit losses on R&D activity	500,000	—
Total Operating Expenses	8,802,469	9,650,150
Loss From Operations	(7,385,177)	(9,443,805)

Other Income (Expense)
Change in fair value of digital assets	(20,767,713)	(9,748,600)
Interest income	38,487	168,424
Interest expense	(5,441)	(10,397)
Change in fair value of accrued issuable equity	—	260,598
Amortization of debt discount	—	(82,878)
Gain on debt extinguishment, net	—	50,000
Total Other Expense	(20,734,667)	(9,362,853)
Net Loss	$(28,119,844)	$(18,806,658)

Net Loss Per Share
- Basic and Diluted	$(0.61)	$(0.54)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	46,246,186	34,921,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2026	1,000,000	$100	46,063,172	$4,606	$267,712,241	21,922	$(393,744)	$(145,711,005)	$121,612,198
Shares withheld for employee payroll tax obligations	—	—	(112,824)	(11)	(375,987)	—	—	—	(375,998)
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	328,739	33	(33)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,446,613	—	—	—	1,446,613
Amortization of stock options	—	—	—	—	12,865	—	—	—	12,865
Net loss	—	—	—	—	—	—	—	(28,119,844)	(28,119,844)
Balance - March 31, 2026	1,000,000	$100	46,279,087	$4,628	$268,795,699	21,922	$(393,744)	$(173,830,849)	$94,575,834

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2025	730,000	$73	33,100,206	$3,310	$141,532,047	16,395	$(296,222)	$(83,811,223)	$57,427,985
Preferred stock issued for no consideration	270,000	27	—	—	(27)	—	—	—	—
Shares returned to treasury for employee payroll tax obligations	—	—	—	—	—	3,442	(63,332)	—	(63,332)
Common stock issued upon the exercise of options	—	—	1,063	—	7,565	—	—	—	7,565
Common stock issued for at the market offering(1)	—	—	2,425,953	243	49,642,687	—	—	—	49,642,930
Common stock issued upon vesting of restricted stock units	—	—	62,610	6	(6)	—	—	—	—
Shares withheld for employee payroll tax obligations	—	—	(12,482)	(1)	(145,790)	—	—	—	(145,791)
Stock-based compensation:
Common stock issued for services	—	—	7,625	1	82,039	—	—	—	82,040
Amortization of restricted common stock	—	—	—	—	1,518,895	—	—	—	1,518,895
Amortization of stock options	—	—	—	—	15,604	—	—	—	15,604
Net loss	—	—	—	—	—	—	—	(18,806,658)	(18,806,658)
Balance - March 31, 2025	1,000,000	$100	35,584,975	$3,559	$192,653,014	19,837	$(359,554)	$(102,617,881)	$89,679,238
(1)	Represents gross proceeds of $51,152,353, less issuance costs of $1,509,423.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(28,119,844)	$(18,806,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit losses on R&D activity	500,000	—
Amortization of debt discount	—	82,878
Non-cash operating lease expense	85,394	119,477
Gain on debt extinguishment	—	(50,000)
Depreciation and amortization expense	307,489	294,365
Stock-based compensation	1,459,478	1,637,368
Impairment of equipment deposits	—	568,777
Change in fair value of accrued issuable equity	—	(260,598)
Change in fair value of digital assets	20,767,713	9,748,600
Digital assets received as downtime credits	(10,328)	—
Mining of digital assets	(662,311)	(249,754)
Subtotal	22,447,435	11,891,113
Changes in operating assets and liabilities:
Accounts receivable	(1,291,724)	(451,127)
Auto-Vibe assets	25,000	—
Inventory	(817,154)	59,676
Inventory deposits	725,908	(787,626)
Prepaid expenses and other current assets	(476,283)	(908,075)
Accounts payable	(1,530,081)	(849,157)
Accrued expenses and other current liabilities	524,142	361,276
Operating lease liabilities	(87,837)	(123,955)
Deferred revenue	(104,478)	(11,627)
Subtotal	(3,032,507)	(2,710,615)
Net Cash Used In Operating Activities	(8,704,916)	(9,626,160)
Cash Flows From Investing Activities:
Equipment deposits	(1,123,099)	(96,938)
Payment of holdback amount related to Caban asset acquisition	(246,259)	—
Purchases of property and equipment	(173,608)	(120,229)
Purchases of digital assets	—	(44,499,352)
Net Cash Used In Investing Activities	(1,542,966)	(44,716,519)
Cash Flows from Financing Activities:
Proceeds from loan payable	5,000,000	—
Proceeds from ATM equity financing	—	51,152,353
Issuance costs on ATM equity financing (1)	—	(1,280,726)
Proceeds from exercise of stock options	—	7,565
Payments for deferred financing costs	—	(195,000)
Repayments of notes payable	—	(577,675)
Repayment of finance lease liability	—	(608)
Payment of employee tax withholdings from shares withheld	(375,998)	(145,791)
Net Cash Provided By Financing Activities	4,624,002	48,960,118
Net Decrease In Cash	(5,623,880)	(5,382,561)
Cash - Beginning of Period	13,300,188	29,831,858
Cash - End of Period	$7,676,308	$24,449,297
(1)	Excludes $228,697 of deferred financing costs paid in prior periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$646	$30,221
Taxes	$—	$—

Non-cash investing and financing activities:
Digital assets, pledged as collateral	$8,528,500	$—
Purchase consideration payable	$348,601	$—
Accounts payable and accrued expenses for property and equipment purchases	$23,995	$116,726
Deferred financing costs charged to additional paid-in capital	$—	$228,697
Common stock issued in satisfaction of accrued issuable equity	$—	$69,500
Shares returned to treasury for employee payroll tax obligations	$—	$63,332
Preferred shares issued for no consideration	$—	$27
Common shares issued for restricted stock units vested and other common stock issued for services	$33	$6

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026, and for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 31, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited financial statements included in the Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2025, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these unaudited condensed consolidated financial statements include, but are not limited to, allowance for credit losses, valuation of inventory, valuation of intangible assets, digital assets, property, plant and equipment, stock-based compensation, deferred revenue and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Concentrations of Credit Risk

Financial assets that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable and bitcoin (“BTC”) held at Coinbase. The Company’s concentrations of credit risk also include concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the FDIC up to $250,000 at each institution. There were uninsured cash balances of $7,176,308 and $12,800,188 as of March 31, 2026 and December 31, 2025, respectively.

Customer and Revenue Concentrations

During the three months ended March 31, 2026, the Company operated two segments — the Energy Management Platform (“EMP”) and Mining of Digital Assets — and had certain customers across both segments whose revenue individually represented 10% or more of total revenue, or whose accounts receivable balances individually represented 10% or more of total accounts receivable, as follows:

	Energy Management Platform
	Revenue		Accounts Receivable
	For the Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer A	40%	*	*	*
Customer B	13%	*	11%	*
Customer C	11%	*	*	*
Customer D	10%	*	10%	*
Customer E	*	24%	*	*
Customer F	*	16%	*	20%
Customer G	*	14%	*	*
Customer H	*	24%	*	*
Customer I	*	*	43%	46%
Customer J	*	*	12%	17%
Total	74%	78%	76%	83%

	Mining of Digital Assets
	Revenue		Accounts Receivable
	For the Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer K	100%	100%	*	*
Total	100%	100%	*	*
*	Less than 10%

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

Vendor Concentrations

During the three months ended March 31, 2026 and 2025, the Company operated two operating segments, the EMP, and Mining of Digital Assets. The EMP segment had several vendors whose purchases individually represented more than 10% of total purchases during the two periods, as detailed in the table below. The Mining of Digital Assets segment had two vendors whose purchases individually represented 62% and 38% of total purchases during the three months ended March 31, 2026. The Mining of Digital Assets segment had one vendor whose purchases represented 100% of total purchases in the March 31, 2025 period.

	Energy Management Platform
	For the Three Months Ended
	March 31,
	2026	2025
Vendor A	16%	*
Vendor B	14%	*
Vendor C	10%	*
Vendor D	*	26%
Vendor E	*	18%
Vendor F	*	15%
	40%	59%

*Less than 10%

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. The Company recognizes an allowance for credit losses on trade receivables in accordance with ASC 326-20, Financial Instruments — Credit Losses. Trade receivables are stated at amortized cost, net of the allowance for credit losses. The allowance represents the Company’s best estimate of expected lifetime credit losses inherent in the receivable portfolio as of each reporting date. The Company evaluates credit losses using an aging-based method. Receivables are grouped into pools based on shared risk characteristics, including customer type and aging status.

The Company uses its historical loss experience and makes appropriate adjustments for current and forecasted macroeconomic conditions, known customer financial distress, or other specific risk factors. A receivable is written off against the allowance when the Company determines that all reasonable collection efforts have been exhausted. As of March 31, 2026 and December 31, 2025, the allowance for credit losses was $1,450,000.

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

The Company reflects digital assets at fair value on the consolidated balance sheets and the activity from the remeasurement of digital assets at fair value on the consolidated statements of operations and cash flows, and includes disclosures in Note 3, Digital Assets.

Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve using an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination. Since the digital assets are traded on a 24-hour period, the Company uses the price at 4:00pm Eastern Standard Time (“EST”) to value its digital assets.

Mining of Digital Assets

The Company leases digital asset mining equipment, which provides hash rates to a mining pool operator. The Company derives a portion of its revenue from its digital asset mining activities by providing hash rates as part of transaction verification services within the digital currency networks of cryptocurrencies, such as BTC, referred to herein as “mining of digital assets.” In consideration for these services, the Company receives digital rewards which are recorded as revenue, based on the daily amount of BTC earned. Digital rewards are settled daily and are received at Coinbase on a one-day delay and receivable amounts are immaterial. The Company’s digital assets are recorded on the balance sheet at their fair value. Unrealized gains or losses on the remeasurement of digital assets are recorded in the statement of operations. Lease and non-lease costs associated with the digital asset mining operation are recorded as cost of revenue. If the leased machines fail to meet the minimum downtime guarantee over the contracted term, the Company will receive a credit (in the form of BTC) issued in accordance with the agreements. These credits are recorded as a reduction to lease costs. The Company has leased 2,321 digital asset mining machines, 1,157 of which had less than a one-year term so were not recorded on the balance sheet pursuant to the practical expedient in ASC 842. One digital asset mining machine lease had a two-year term, and accordingly, that lease was reflected on the balance sheet when executed. See Note 8 - Leases for further information.

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

On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and these costs are included in the current asset section of the condensed consolidated balance sheet. As of March 31, 2026 and December 31, 2025, inventory deposits were $113,736 and $839,644, respectively.

Inventory at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$1,065,150	$237,661
Finished goods	333,160	343,495
Total inventory	$1,398,310	$581,156

Finished goods inventory is held on-site at the Webster, Texas location. Certain raw materials are held off-site with certain contract manufacturers.

Fair Value Measurements

The Company measures the fair value of financial assets and liabilities based on the guidance of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and establishes required disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and financial liabilities, such as cash, accounts receivable, grant receivable, accounts payable, accrued expenses and other current liabilities and loan payable approximate fair values due to the short-term nature of these instruments.

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

The Company’s sales contracts typically have 30-60 day payment terms. For sales contracts with payment terms of more than one year, the Company determines whether there is a significant financing component, and if so, revenue is recognized at an amount that represents the present value of the payments, and interest income is recognized over the contractual period using the effective interest method, reflected in other income on the condensed consolidated statements of operations.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended March 31, 2026 and 2025, the Company recognized revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer. For certain product sales contracts, the Company acts as an agent and revenue in connection with these contracts is presented net of the related costs.
●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time, may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.
●	Mining of digital assets – The Company has entered into multiple lease agreements with digital asset mining services companies to operate digital asset mining machines on behalf of the Company and provide mining pool operating and hosting services. Pursuant to these agreements, the Company provides computing power to the mining pool operator. The Company is entitled to digital asset awards once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications. The Company’s fractional share is based on the total blocks expected to be generated on the Bitcoin network for the daily 24-hour period. Revenue from digital assets is considered non-cash consideration.
●	Grant revenue - The Company has determined that government grant revenue does not fall under the Financial Accounting Standards Board (“FASB”) ASC 606. Under the grant contract with the Texas Space Commission (“Texas Grant”) entered into during September 2025, the Texas Space Commission receives no direct benefit from the product development and therefore does not meet the definition of a customer pursuant to ASC 606. As there was no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities when the Company entered into the Texas Grant, the Company has applied the guidance in ASC 958 Not-for-Profit Entities by analogy. Further, the Texas Grant is considered a conditional contribution because the Texas Grant can only be used to reimburse allowable expenses. The grant is for the research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of the Company’s ongoing major or central activities. As such, the grant is considered revenue, which is only recognized when qualifying costs are incurred and it is reasonably assured that the conditions for reimbursement will be met. Grant revenue during the three months ended March 31, 2026 and 2025, was $1,368,236 and zero, respectively. The amount recorded as revenue during the three months ended March 31, 2026 relates to the reimbursement of R&D expenses.

The following table summarizes the Company’s revenue recognized in its condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2026	2025
Revenue Recognized at a Point in Time:
Product sales	$2,133,238	$1,160,559
Contract services	682,645	865,161
Grant revenue	1,368,236	—
Total	4,184,119	2,025,720
Revenue Recognized Over Time:
Mining of digital assets	662,311	249,754
Contract services	—	173,132
Total Revenue	$4,846,430	$2,448,606

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable, and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition. However, we sometimes receive advances or deposits from our customers resulting in contract liabilities (See Deferred Revenue, below). As of March 31, 2026 and December 31, 2025, the Company had accounts receivable, net of $2,998,816 and $3,075,328, respectively. Deferred revenues were $2,789 and $107,267 as of March 31, 2026 and December 31, 2025, respectively.

Deferred Revenue

As of March 31, 2026 and December 31, 2025, the Company had $2,789 and $107,267 of deferred revenue, respectively, from contracts with customers. The contract liabilities included in deferred revenue represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. During the three months ended March 31, 2026 and 2025, the Company recognized $104,478 and $11,627 of revenue that was deferred at the previous year end. The Company did not recognize revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2026 or 2025.

Deferred Labor Costs

As of March 31, 2026 and December 31, 2025, the Company had $211,968 and $312,333, respectively, of deferred labor costs, which is part of deferred expenses within prepaid expenses and other current assets in the Company’s consolidated balance sheets. Deferred labor costs represent costs incurred to fulfill the Company’s deferred contract service revenue. The Company will recognize the deferred labor costs as cost of revenue at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Advertising and Marketing Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the three months ended March 31, 2026 and 2025 were $218,656 and $1,736,172, respectively, and are included in selling, general and administrative expense in the consolidated statements of operations.

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

Operating and Finance Leases

The Company determines if an arrangement is a lease or contains a lease at inception. The Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at either (1) the rate implicit in the lease, if available, or (2) the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use asset.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Classification criteria in Topic 842 is applied in order to determine whether the lease is a finance lease or an operating lease. Operating lease expense is recorded on a straight-line basis over the life of the lease and is included in research and development and general and administrative expenses on the accompanying statements of operations. Finance lease right-of-use assets are depreciated on a straight-line basis over the estimated useful life of the asset; the depreciation expense is included in cost of revenue on the accompanying condensed consolidated statements of operations. Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during a period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases is included in interest expense on the condensed consolidated statements of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(28,119,844)	$(18,806,658)

Denominator (weighted average quantities):
Common shares issued	46,204,045	34,843,722
Less: Treasury shares purchased	(21,922)	(19,225)
Less: Unvested restricted shares	(4,687)	(9,375)
Add: Accrued issuable equity	—	12,790
Add: Vested unissued restricted stock units	68,750	93,750
Denominator for basic and diluted net loss per share	46,246,186	34,921,662

Basic and diluted net loss per common share	$(0.61)	$(0.54)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2026	2025
Unvested restricted stock awards	4,687	9,375
Unvested restricted stock units	1,470,278	1,263,921
Options	26,250	43,625
Warrants	—	88,902
Total	1,501,215	1,405,823

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical‐expedient election that permits an entity to assume that current conditions as of the reporting date will not change over the remaining life of certain current accounts receivable and contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers.” The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard on January 1, 2026, which did not have a material impact on its condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – DIGITAL ASSETS

The Company’s digital assets are comprised solely of BTC. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its BTC based on the quoted price at 4:00pm EST on the measurement date for a single BTC on an active trading platform, Coinbase. Management has determined that Coinbase, an active exchange market, represents a principal market for BTC and at 4:00pm EST, the price is both readily available and representative of fair value (Level 1 inputs). As of March 31, 2026, the Company held 1,083.14 BTC at Coinbase with a cost basis of $109,186,753, and a fair value of $73,900,182. As of December 31, 2025, the Company held 1,074.21 BTC at Coinbase with a cost basis of $108,514,113, and a fair value of $93,995,256.

The following table presents the roll forward of activity related to the Company’s digital assets for the three months ended March 31, 2026 and 2025:

	Digital Assets
	For the Three Months Ended March 31,
	2026	2025
Beginning balance at January 1	$93,995,256	$20,281,184
Additions - purchased	—	44,499,352
Additions - mined	662,311	249,754
Dispositions	—	—
Received as downtime credits	10,328	—
Change in fair value	(20,767,713)	(9,748,600)
Balance, March 31	$73,900,182	$55,281,690

During the three months ended March 31, 2026, the Company did not purchase BTC. The Company continued its digital asset mining operations pursuant to existing machine lease agreements. During the three months ended March 31, 2026, 8.80 BTC have been earned from mining operations, at an average value of $75,263 per BTC. During the three months ended March 31, 2026, the Company recognized mining revenue of $662,311, and received BTC with an aggregate fair value of $10,328 from the lessors as compensation for machine downtime, which is used to offset lease costs.

During the three months ended March 31, 2025, the Company purchased 449.45 Bitcoin at an average cost of $99,008 per BTC, inclusive of fees and expenses, for an aggregate cost of $44,499,352. During the three months ended March 31, 2025, 2.97 BTC have been earned from mining operations, at an average value of $84,186 per BTC. During the three months ended March 31, 2025, the Company recognized mining revenue of $249,754.

Loan Agreement

In July 2025, the Company secured a $20 million credit facility (which has no fixed termination date) with Coinbase, its digital assets custodian (the “Custodian”). Pursuant to the terms of the agreement, either party may terminate a loan on a termination date established by notice given to the other party prior to the close of business on any day that is a calendar day. On July 8, 2025, we borrowed $8 million (“Initial Drawdown”) which was repaid on October 15, 2025. On March 27, 2026, the Company borrowed $5 million (the “Second Drawdown”) against its $20 million credit facility with Coinbase. The Second Drawdown bears a 7% loan fee, and the Company segregated 125 bitcoin as collateral against this loan. The Second Drawdown is subject to the terms and conditions of the Master Loan Agreement. As of March 31, 2026, the full $5 million of principal was outstanding and the Company incurred interest in the amount of $4,795 pursuant to the Second Drawdown. See Note 12 – Subsequent Events for information related to activity that occurred subsequent to March 31, 2026.

NOTE 4 – AUTO-VIBE ASSETS

In December 2025, the Company entered into a three-year Master Vehicle Sales Agreement with a licensed Dealership (the “Dealership”) in California to buy and sell automobiles as a research and development activity, for the purpose of determining whether the Company’s technology known as KULR VIBE can be deployed in the automobile market. The Company purchased a range of autos and performed vibration diagnostic testing on a select number of the autos.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During December 2025, the Company allocated $5,000,000 toward this project. During the three months ended March 31, 2026, the Company received $826,616 of its open receivable from the Dealership, purchased additional vehicles for $2,681,658, and sold $3,242,052 worth of vehicles that were on hand. The sales of autos to the Dealership did not qualify as sales to customers, therefore no revenue has been recorded for the sales of these autos. The $500,000 loss associated with auto sales was recorded in the operating expenses section of the condensed consolidated statements of operations. See Note 12 – Subsequent Events for information related to activity that occurred subsequent to March 31, 2026.

As of March 31, 2026 and December 31, 2025, auto-vibe assets consisted of the following:

	Auto-Vibe Assets
	March 31,	December 31,
	2026	2025
Receivables – gross	$3,205,530	$1,837,097
Credit losses on R&D activity	(500,000)	—
Receivables – net	2,705,530	1,837,097
Vehicles owned	1,709,255	2,269,649
Deposits in segregated account	106,974	940,013
Total Auto-Vibe assets	$4,521,759	$5,046,759

NOTE 5 – CABAN ASSET ACQUISITION

On December 24, 2025 (the “Acquisition Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Caban Systems, Inc. (“Caban”), a Miami-based renewable energy services and technology company, pursuant to which the Company acquired certain equipment and software used for the development, manufacture, and supply of Underwriters Laboratories (“UL”)-certified battery packs in exchange for a purchase price of $2,515,987 (the “Acquisition”). The Company paid cash of $1,921,127 on the Acquisition Date, with the remainder of $594,860 (“Holdback Amount”) to be paid in cash during 2026 based on timing of completion of delivery and installation of the equipment at the Company’s facility. If the Company suffers any damages related to the Acquisition for which the Company is indemnified and that are not cured by Caban, the Holdback Amount may be setoff against payments for such damages that would otherwise be paid by Caban. As of March 31, 2026, the remaining balance of the Holdback Amount was $348,601.

In connection with the Purchase Agreement, the Company entered into a Transition Services Agreement (the “TSA”) with Caban, whereby both parties agreed to work together for approximately ninety days after the equipment is installed at the Company’s facility, to ensure a smooth transition of the manufacturing of the Battery Packs from Caban to KULR. In consideration for the transition services, the Company will pay Caban service fees not to exceed $500,000 in the aggregate unless otherwise agreed in writing. During the three months ended March 31, 2026, the Company incurred expenses in connection with the TSA of approximately $100,000, which are presented within cost of revenue in the condensed consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Insurance	$564,244	$323,850
Prepaid grant expense	484,344	317,136
Prepaid research and development	356,000	—
Bitcoin mining leases	215,688	206,625
Deferred expenses	211,968	440,954
Professional fees	200,828	378,109
Dues and subscriptions	197,829	22,512
Rent	59,446	58,150
Marketing and advertising	10,000	10,000
Other receivables	7,524	10,438
Vendor receivables	7,386	7,386
Other	476	476
Security deposits	216	50,213
Total prepaid expenses and other current assets	$2,315,949	$1,825,849

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

As of March 31, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Professional fees	$1,406,569	$813,889
Payroll and vacation	512,969	423,318
Inventory purchases	473,734	92,070
Purchase consideration payable	348,601	594,860
Franchise tax payable	85,760	145,380
Royalties	30,355	37,266
Interest payable	4,794	—
Bitcoin mining costs	—	260,000
Research and development	—	112,970
Sales and marketing	—	68,304
Sales tax payable	—	38,787
Equipment purchases	—	10,966
Other	66,029	31,104
Total accrued expenses and other current liabilities	$2,928,811	$2,628,914

NOTE 8 – LEASES

Operating Leases

On January 27, 2024, the Company entered into a lease agreement for office space in Webster, Texas (“Webster Lease”). The initial lease term is 63 months. The Webster Lease contains an option to renew for an additional 36 months, which was not reasonably certain to be exercised and therefore was not included in the measurement of the initial operating lease ROU asset and related lease liability. Monthly rental payments under the Webster Lease are $33,818, which is comprised of $22,682 of base rent and $11,136 of common area maintenance fees. No cash payments were due for the first three months of the lease. The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $1,085,498, using an incremental borrowing rate of 10%. The Company paid a security deposit of $37,930 in connection with the Webster Lease which is recorded within the security deposits section of the balance sheet as of March 31, 2026.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On April 15, 2025, the Company amended the Webster Lease (the “First Amendment”) to expand the rentable square footage by approximately 13,535 square feet (the “Expansion Premises”) for a total rentable space of 31,095 square feet. The First Amendment was effective May 1, 2025 and expires April 30, 2029. Monthly payments for the Expansion Premises are $17,483. No cash payments were due for the first two months of the lease. The Company determined that the value of the operating lease liability and related right-of-use asset at inception was $691,852, using an incremental borrowing rate of 10%.

The Company previously leased office space at 4863 Shawline Street, San Diego, CA, pursuant to an operating lease. On January 25, 2024, the Company entered into an amendment extending the lease through November 30, 2025. The Company did not renew this lease upon its expiration.

During the three months ended March 31, 2026 and 2025, operating lease expense was $120,642 and $150,846, respectively.

Finance Lease

On October 1, 2025, the Company entered into a two-year lease agreement (the “Fifth Machine Lease Agreement”) with a digital asset mining services company to operate digital assets mining machines on KULR’s behalf, at a total lease cost of $4,220,000. The lease term began on October 31, 2025. On October 1, 2025, the Company prepaid $1,100,000, representing the approximate fair value of the machines. The lease requires monthly fixed payments of $130,000, which cover the operational costs of using the machines, which are non-lease components. Upon lease commencement, the Company recorded a ROU asset in the amount of $987,932, with no corresponding lease liability, as the full prepayment had been made prior to the commencement of the related Fifth Machine Lease Agreement. During 2025, the Company recorded an impairment charge of $905,630 on its ROU asset related to its digital asset mining operations. The impairment was driven by a significant decline in the market price of BTC, which reduced the expected future cash flows attributable to the asset below its carrying value. Accordingly, the ROU asset was written down to zero.

Maturities of operating lease liabilities as of March 31, 2026, were as follows:

Year	Operating Lease
4/1/26 to 12/31/26	$373,140
2027	511,772
2028	527,319
2029	180,092
Total future minimum lease payments	1,592,323
Less: amount representing imputed interest	(234,648)
Present value of lease liabilities	1,357,675
Less: current portion	(379,923)
Lease liabilities, non current portion	$977,752

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to the leases are as follows:

	For the Three Months Ended
	March 31,
	2026		2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$87,837		$123,955
Repayment of finance lease liability	$—		$608
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—		$—
Financing leases	$—		$—
Weighted Average Remaining Lease Term (Years)
Operating leases	3.08	years	3.41	years
Financing leases	1.59	years	2.25	years
Weighted Average Discount Rate
Operating leases	10.0%		10.0%
Financing leases	10.0%		10.0%

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Equity Incentive Plan

Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), 15,000,000 shares of common stock of the Company are authorized for issuance. The 2018 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees, directors and consultants of the Company and its affiliates. The 2018 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of November 21, 2025, no shares were available for issuance under the 2018 Plan.

On September 24, 2025, the Board of Directors adopted, and on November 21, 2025, a majority of the Company’s shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). Under the 2025 Plan, 7,500,000 shares of common stock of the Company are authorized for issuance. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, RSAs and RSUs to employees, directors and consultants of the Company and its affiliates. The 2025 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of March 31, 2026, there were 6,808,110 shares available for issuance under the 2025 Plan.

Common Stock

During the three months ended March 31, 2026, the Company issued 328,739 shares of common stock upon the vesting of restricted stock units previously granted, of which 93,750 shares vested in prior periods and 112,824 shares were withheld to cover payroll tax obligations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Treasury Stock

The Company’s equity-based compensation plans allows for the grant of non-vested stock options, RSUs and RSAs to its employees pursuant to the terms of its equity incentive plan. Under the provision of the plans, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld are then either transferred to the Company’s treasury stock at cost or go back to the pool of unissued and available shares.

The Company had 21,922 shares held in treasury as of March 31, 2026 and December 31, 2025, recorded at their cost of $393,744.

Preferred Stock

As of March 31, 2026 and December 31, 2025, the CEO held 1,000,000 shares of Non-convertible Series A Voting Preferred Stock (“Series A Preferred”). The issuance of up to 1,000,000 shares of Series A Preferred to the CEO was previously approved by a majority stockholder vote, subject to the Board’s right to revoke, rescind, transfer, or cancel the issued shares in the event the CEO is removed from, or resigns from, all positions with the Company. There were no changes to the CEO’s Series A Preferred holdings during the three months ended March 31, 2026.

Holders of Non-convertible Series A Voting Preferred Stock are not entitled to dividends, and such shares are not convertible into another series or class of stock of the Company and have no rights to distributions in the event of any liquidation. Each record holder of Non-convertible Series A Voting Preferred Stock has that number of votes (identical in every other respect to the voting rights of the holders of common stock entitled to vote at any regular or special meeting of the shareholders or by written consent) equal to one-hundred (100) votes per share of Non-convertible Series A Voting Preferred Stock held by such record holder.

Stock-Based Compensation

The following table presents information related to stock-based compensation for the three months ended March 31, 2026 and 2025:

	For The Three Months Ended
	March 31,
	2026	2025
Shares issued for legal services	$—	$12,540
Accrued issuable equity (common stock)	—	90,329
Amortization of stock options	12,865	15,604
Amortization of restricted stock awards and units	1,446,613	1,518,895
Total	$1,459,478	$1,637,368

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $1,459,478 and $1,637,368 respectively, of which $1,270,150 and $1,233,235, respectively, are included within selling, general and administrative expenses, and $189,328 and $404,133, respectively are included within research and development expenses in the condensed consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

A summary of stock options activity during the three months ended March 31, 2026, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2026	27,188	$11.33
Granted	—	—
Forfeited	(938)	14.72
Exercised	—	—
Outstanding, March 31, 2026	26,250	$11.21	3.4	$—

Exercisable, March 31, 2026	15,626	$13.96	2.1	$—

The following table presents information related to stock options as of March 31, 2026:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$2.24 - $7.92	5,625	3.2	1,407
$9.60 - $12.00	8,125	7.3	2,969
$12.40 - $15.92	6,250	1.1	5,000
$16.40 - $18.48	6,250	1.0	6,250
	26,250	3.4	15,626

For the three months ended March 31, 2025, the weighted average grant date fair value per share of options granted was $1.06. There were no stock options granted during the three months ended March 31, 2026. The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Three Months Ended
	March 31,
	2026	2025
Risk free interest rate	N/A	4.15%
Expected term (years)	N/A	6.3
Expected volatility	N/A	120%
Expected dividends	N/A	0%

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

As of March 31, 2026, there was $51,433 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.52 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Awards

The following table presents information related to restricted stock awards activity during the three months ended March 31, 2026:

Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2026	4,687	$16.48
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested RSAs, March 31, 2026	4,687	$16.48

As of March 31, 2026, there was $31,072 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 0.6 years.

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the three months ended March 31, 2026:

		Weighted Average
	Number of Restricted	Grant Date
	Common Units	Fair Value
Non-vested RSUs, January 1, 2026	1,563,971	$11.35
Granted	145,000	—
Vested	(234,989)	13.80
Forfeited	(3,704)	10.80
Non-vested RSUs, March 31, 2026	1,470,278	$10.18

Vested RSUs undelivered March 31, 2026	46,875	$16.40

To date, RSUs have only been granted to employees and consultants in accordance with the Company’s 2018 and 2025 Equity Incentive Plans. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units are to be settled on January 1, 2027.

As of March 31, 2026, there was $13,424,379 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 2.76 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Facility Lease

See Note 12 – Subsequent Events for information regarding a new facility lease.

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of March 31, 2026, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Digital Asset Mining Leases

As of March 31, 2026, the Company was party to contractual commitments with digital asset mining services providers related to the operation of digital asset mining machines. On July 30, 2025, the Company entered into a one-year mining services agreement with a digital asset mining services company, with total committed payments of $2,646,250, of which $661,563 remained as commitments as of March 31, 2026. These commitments are not recorded on the accompanying consolidated balance sheet as of March 31, 2026 because the lease term was one year or less and the Company elected the practical expedient to not record an ROU asset and related lease liability, but rather elected to record the lease expense and related payments over time as incurred during the year. In addition, on October 1, 2025, the Company entered into a two-year mining services agreement with a digital asset mining services company, that included certain non-lease operating expense commitments that were therefore not reflected on the balance sheet within lease liability. Remaining commitments as of March 31, 2026 for future operating expenses associated with this lease totaled $2,470,000. See Note 8 - Leases for additional information.

NOTE 11 – SEGMENT REPORTING

The Company operates as two operating and reporting segments (i) Energy Management Platform, and (ii) Mining of Digital Assets, namely, the development and commercialization of energy management technologies, batteries and other components across a range of applications, and the mining of bitcoin. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, reviews profit and loss information for the EMP in order to assess performance, make decisions about the allocation of operating and capital resources, and evaluate pricing strategies related to the EMP segment. The CODM is not regularly provided disaggregated expense information, other than the expense information for each segment included in the captions within the consolidated statements of operations. The CODM reviews financial information for mining digital assets separately from the financial information related to the energy management platform for making decisions, allocating resources and assessing financial performance of the Mining of Digital Assets segment. The CODM also uses these reviews of the two segments to make strategic operational decisions and manage the organization.

The Company does not have intra-entity sales or transfers.

The CODM does not consider gains and losses associated with digital assets when reviewing the results of operations, or allocating resources to the Company’s operating segments. Gains and losses associated with the Company’s digital assets (which is not considered an operating segment) are presented separately from segment operating results.

Beginning in 2025, the Company has broken out a Corporate & Other category, which is not considered an operating segment, and includes the changes in fair value of the Company’s digital asset holdings.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the breakout of the operations of the Energy Management Platform and Mining of Digital Assets segments for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026				March 31, 2025
	Energy				Energy
	Management	Mining of	Corporate &		Management	Mining of	Corporate &
	Platform	Digital Assets	Other	Total	Platform	Digital Assets	Other	Total
Revenue	$4,184,118	$662,311	$—	$4,846,430	$2,198,852	$249,754	$—	$2,448,606
Cost of revenue	2,387,235	1,041,903	—	3,429,138	1,902,261	340,000	—	2,242,261
Gross Profit (Loss)	1,796,883	(379,591)	—	1,417,292	296,591	(90,246)	—	206,345
Operating Expenses
Research and development	1,770,500	—	—	1,770,500	2,449,900	—	—	2,449,900
Selling, general, and administrative(1)	6,834,709	197,260	—	7,031,969	7,200,250	—	—	7,200,250
Total Operating Expenses	8,605,209	197,260	—	8,802,469	9,650,150	—	—	9,650,150
Segment Net Loss	(6,808,326)	(576,851)	—	(7,385,177)	(9,353,559)	(90,237)	—	(9,443,805)
Other (Expense) Income
Other segment (expense) income(2)	33,046	—	—	33,046	385,747	—	—	385,747
Change in fair value of digital assets	—	—	(20,767,713)	(20,767,713)	—	—	(9,748,600)	(9,748,600)
Total Other (Expense) Income, net	33,046	—	(20,767,713)	(20,734,667)	385,747	—	(9,748,600)	(9,362,853)
Net Loss	$(6,775,280)	$(576,851)	$(20,767,713)	$(28,119,844)	$(8,967,812)	$(90,237)	$(9,748,600)	$(18,806,658)

	As of
	March 31, 2026				December 31, 2025
	Energy				Energy
	Management	Mining of	Corporate &		Management	Mining of	Corporate &
	Platform	Digital Assets	Other	Total	Platform	Digital Assets	Other	Total
Segment Assets
Cash	$7,676,308	$—	$—	$7,676,308	$13,300,188	$—	$—	$13,300,188
Digital assets	—	—	73,900,182	73,900,182	—	—	93,995,256	93,995,256
All other assets	23,932,351	—	—	23,932,351	21,672,260	—	—	21,672,260
Total Assets	$31,608,659	$—	$73,900,182	$105,508,841	$34,972,448	$—	$93,995,256	$128,967,704
(1)	Selling, general, and administrative includes credit losses on Auto-Vibe assets.
(2)	Other segment expense and income include interest income, interest expense, amortization of debt discount, gain (loss) on extinguishment of debt and change in fair value of accrued issuable equity.

Geographic Information

As of March 31, 2026, 100% of the Company’s long-lived assets are located in the U.S.

During the three months ended March 31, 2026 and 2025, $165,237 and $1,039,423 of revenue was generated from foreign entities, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date and through the date the condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed below.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Auto-Vibe Assets

On May 7, 2026, the Company executed a transaction to sell the remainder of the Auto-Vibe vehicles owned. As of the date of this filing, the Auto-Vibe assets consist of a gross past due receivable of $1.0 million, a gross receivable amount of $3.9 million related to the sale of the remaining vehicles owned as of December 31, 2025, which is due on July 10, 2026, a credit loss reserve of $0.5 million against the gross receivables, and deposits in a segregated account of $0.1 million.

Facility Lease

On May 12, 2026, the Company executed a 3-year lease agreement for a new facility located in Houston, Texas. The facility is approximately 24,700 rentable square feet and monthly rent is $30 thousand, which consists of base rent plus common area maintenance costs. The Company will pay a security deposit of $70 thousand and secure a letter of credit in the amount of $0.3 million within sixty days of the effective date of the agreement.

Credit Agreement

On May 13, 2026, the Company borrowed an additional $15 million (the “Third Drawdown”) against the $20 million credit facility with Coinbase. The Third Drawdown bears a 7% loan fee rate per annum, paid monthly, with no scheduled maturity date. The Company segregated 300 BTC as collateral against this loan. The Third Drawdown is subject to the terms and conditions of the Master Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2026, unless disclosed elsewhere in this Quarterly Report.

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

Recent Developments

Caban Asset Acquisition

On December 24, 2025 (the “Acquisition Date”), we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Caban Systems, Inc. (“Caban”), a Miami-based renewable energy services and technology company, pursuant to which we acquired certain equipment and software used for the development, manufacture, and supply of Underwriters Laboratories (“UL”)-certified battery packs in exchange for a purchase price of $2,515,987 (the “Acquisition”). We paid cash of $1,921,127 on the Acquisition Date, with the remainder of $594,860 (“Holdback Amount”) to be paid in cash during 2026 based on timing of completion of delivery and installation of the equipment at our facility. If we suffer any damages related to the Acquisition for which we are indemnified and that are not cured by Caban, the Holdback Amount may be setoff against payments for such damages that would otherwise be paid by Caban. As of March 31, 2026, the remaining balance of the Holdback Amount was $348,601.

In connection with the Purchase Agreement, we entered into a Transition Services Agreement (the “TSA”) with Caban, whereby both parties agreed to work together for approximately ninety days after the equipment is installed at our facility, to ensure a smooth transition of the manufacturing of the Battery Packs from Caban to KULR. In consideration for the transition services, we will pay Caban service fees not to exceed $500,000 in the aggregate unless otherwise agreed in writing. During the three months ended March 31, 2026, we incurred expenses in connection with the TSA of approximately $100,000.

Credit Agreement

In July 2025, we secured a $20 million credit facility (which has no fixed termination date) with Coinbase, our digital assets custodian (the “Custodian”). Pursuant to the terms of the agreement, either party may terminate a loan on a termination date established by notice given to the other party prior to the close of business on any day that is a calendar day. On July 8, 2025, we borrowed $8 million (“Initial Drawdown”) which was repaid on October 15, 2025. On March 27, 2026, we borrowed $5 million (the “Second Drawdown”) against the facility. The Second Drawdown bears a 7% loan fee, and we segregated 125 Bitcoin (“BTC”) as collateral against this loan. The Second Drawdown is subject to the terms and conditions of the Master Loan Agreement. As of March 31, 2026, the full $5 million of principal was outstanding and we incurred interest in the amount of $4,795 pursuant to the Second Drawdown.

On May 13, 2026, we borrowed an additional $15 million (the “Third Drawdown”) against the $20 million credit facility with Coinbase. The Third Drawdown bears a 7% loan fee rate per annum, paid monthly, with no scheduled maturity date. We segregated 300 BTC as collateral against this loan. The Third Drawdown is subject to the terms and conditions of the Master Loan Agreement.

Bitcoin Strategy

As of March 31, 2026, we had two machine lease agreements (“Machine Lease Agreements”) with digital asset mining services providers related to the operation of digital asset mining machines. On July 30, 2025, we entered into a one-year mining services agreement and on October 1, 2025, we entered into a two-year mining services agreement with a digital asset mining services company. During the three months ended March 31, 2026, the Company did not purchase BTC and 8.80 BTC were earned from mining operations at an average value of $75,263 per BTC. See the section “Our Bitcoin Acquisition Strategy” below for further information regarding our Bitcoin purchases, including the source of capital used to purchase Bitcoin.

Departure and Appointment of Directors

On April 28, 2026, the holder of a majority of the outstanding voting stock of the Company, acting by written consent in lieu of a stockholder meeting, removed Dr. Joanna Massey, Donna Grier, Aron Schwartz, and Shawn Canter from the Company’s Board of Directors and appointed Mr. Ben Frank, a Director of Workforce AI Solution Engineering at Microsoft Corporation, and Dr. Mike Kimel, a specialist in pricing and profit optimization, as directors, effective immediately. Each newly appointed director will serve until the Company’s next annual meeting of stockholders or until his successor has been duly elected and qualified. As a result of these actions, the Company’s Board of Directors was reduced to three members, a majority of whom are independent. These changes were undertaken as part of the Company’s ongoing efforts to reduce selling, general and administrative expenses and improve operating efficiency in 2026.

Facility Lease

On May 12, 2026, we executed a 3-year lease agreement for a new facility located in Houston, Texas. The facility is approximately 24,700 rentable square feet and monthly rent is $30 thousand, which consists of base rent plus common area maintenance costs. We will pay a security deposit of $70 thousand and secure a letter of credit in the amount of $0.3 million within sixty days of the effective date of the agreement.

At the Market Offering

As of December 22, 2025, the Company decided to pause its ATM transactions through June 30, 2026. During the three months ended March 31, 2026, the Company did not issue any shares of common stock pursuant to the ATM Agreement.

Reverse Stock Split

On June 23, 2025, the Company effected a reverse stock split wherein each 8 shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock. All share and per share amounts have been adjusted to reflect the Reverse Stock Split.

Results of Operations

Three Months Ended March 31, 2026, Compared With Three Months Ended March 31, 2025

Revenue

	For the Three Months Ended
	March 31,		Variances
	2026	2025	$	%
Product sales	$2,133,238	$1,160,559	$972,679	84%
Contract services	682,645	1,038,293	(355,648)	(34)%
Grant revenue	1,368,236	—	1,368,236	N/A
Mining of digital assets	662,311	249,754	412,557	165%
Total Revenue	$4,846,430	$2,448,606	$2,397,824	98%

For the three months ended March 31, 2026 and 2025, we generated $4.8 million and $2.4 million, respectively, of revenues from 26 customers in each period.

We had 19 product sales customers in the first quarter of 2026, compared with 16 in the first quarter of 2025. Product sales during these periods include sales of our component product, fiber thermal interface solutions (“FTI”), battery production, internal short circuit battery cells and devices, patented thermal runaway shield technology (“TRS”), phase change material (“PCM”) heatsinks, and KULR SafeCases. The increase in product revenue is primarily due to large sales of FTI and KULR One products to three new customers with whom we did not have contracts during the three months ended March 31, 2025.

We had 12 contract services customers in each of the first quarters of 2026 and 2025. Although the number of customers was unchanged, the decrease in revenue was primarily driven by two large long term contracts that were completed during the three months ended March 31, 2025. Contract services revenue includes unique engineering design and testing projects customized for specific customers.

Grant revenue during the three months ended March 31, 2026 was $1.4 million related to the reimbursement of R&D expenses. Grant revenue consists of an award from the Texas Space Commission to perform research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of our ongoing major or central activities. The contract award was executed on September 23, 2025. Revenue is earned on the award once specific grant conditions have been met, which is generally when the costs relevant to the condition have been incurred by the Company. There was no grant revenue recognized for the three months ended March 31, 2025.

Revenue from mining of digital assets during the three months ended March 31, 2026 was $0.7 million. The Company continued its mining operations pursuant to existing Machine Lease Agreements entered into during 2025. For the three months ended March 31, 2026, the Company earned 8.80 BTC from mining operations. For the three months ended March 31, 2025, the Company earned 2.97 BTC from mining operations pursuant to the initial Machine Lease Agreement entered into on March 7, 2025.

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

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consists of the cost of our products as well as labor expenses directly related to product sales or contract services, and lease and non-lease costs incurred pursuant to Machine Lease Agreements in connection with mining digital assets. The following tables present the gross profit and gross profit margin by revenue type for the periods presented.

	For the Three Months Ended
	March 31, 2026		Gross Profit
	Revenue	COGS	$	%
Gross Margins
Product sales	$2,133,238	$1,673,015	$460,223	22%
Contract services	682,645	714,220	(31,575)	(5)%
Grant revenue	1,368,236	—	1,368,236	100%
Mining of digital assets	662,311	1,041,903	(379,592)	(57)%
Total	$4,846,430	$3,429,138	$1,417,292	29%

	For the Three Months Ended
	March 31, 2025		Gross Profit
	Revenue	COGS	$	%
Gross Margins
Product sales	$1,160,559	$738,304	$422,255	36%
Contract services	1,038,293	1,163,957	(125,664)	(12)%
Mining of digital assets	249,754	340,000	(90,246)	(36)%
Total	$2,448,606	$2,242,261	$206,345	8%

Revenue mix plays an important part in our reported average margins for any period. Because we are introducing new revenue streams at an early stage in our development cycle, the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

Gross profit margin on product sales decreased compared to the prior year period, driven primarily by reduced margins recognized on various product lines during the period as a result of product mix.

Gross profit margin on contract services improved slightly in the first quarter of 2026, driven primarily by the completion of two projects that had been impacted by excess labor hours and created negative margins in the first quarter of 2025.

Mining of digital asset margins decreased during the period. The decrease was primarily driven by the decline in BTC prices, which were down significantly in March 2026 relative to March 2025, reducing the value of BTC mined relative to the fixed costs associated with machine lease obligations.

Grant revenue, which represents a reimbursement of costs, reflected a full gross margin contribution. The related costs include $1.4 million primarily classified within research and development expenses.

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

	For the Three Months Ended
	March 31,		Variances
	2026	2025	$	%
Operating Expenses
Research and development	$1,770,500	$2,449,900	$(679,400)	(28)%
Total research and development	$1,770,500	$2,449,900	$(679,400)	(28)%

We expect that our R&D expenses will increase as we expand our future operations.

The decrease in research and development expenses was primarily attributable to progress made on several key initiatives in the prior year, including third-party engineering and development services, testing equipment purchases, and investments to support manufacturing expansion, which resulted in lower activity levels and associated costs during the current period.

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

	For the Three Months Ended
	March 31,		Variances
	2026	2025	$	%
Operating Expenses
Selling, general, and administrative	$6,531,969	$7,200,250	$(668,281)	(9)%
Total selling, general, and administrative	$6,531,969	$7,200,250	$(668,281)	(9)%

The decrease in selling, general and administrative expenses was primarily attributable to the conclusion of strategic investment and corporate development activities that drove costs higher during 2025, including a minority investment in an external company that did not recur during the three months ended March 31, 2026. Accounting, legal, consulting, and other professional fees decreased as these activities wound down. Marketing, travel, insurance, and personnel-related expenses similarly reflect lower activity levels in the current period compared to the elevated investment and expansion efforts undertaken throughout 2025.

Credit Losses

During the three months ended March 31, 2026, the Company recorded a credit loss of $500,000 on Auto-Vibe assets. There was no comparable charge in the prior year period.

Other Income (Expense)

The following table presents the dollar and percentage variances in other income (expense) for the periods presented.

	For the Three Months Ended
	March 31,		Variances
	2026	2025	$	%
Other Expense (Income)
Change in fair value of digital assets	$(20,767,713)	$(9,748,600)	$(11,019,113)	113%
Interest income	38,487	168,424	(129,937)	(77)%
Interest expense	(5,441)	(10,397)	4,956	(48)%
Change in fair value of accrued issuable equity	—	260,598	(260,598)	(100)%
Amortization of debt discount	—	(82,878)	82,878	(100)%
Gain on debt extinguishment, net	—	50,000	(50,000)	(100)%
Total Other Expense, net	$(20,734,667)	$(9,362,853)	$(11,371,814)	121%

The change is primarily attributable to the $11.0 million increase in unrealized loss on BTC holdings reflecting the change in market price of BTC, from $82,559 on March 31, 2025, to $68,228 on March 31, 2026, $0.3 million due to the change in fair value of accrued issuable equity, $0.1 million due to the decrease in interest income, $0.1 million due to the gain on debt extinguishment, partially offset by amortization of debt discount of $0.1 million.

Our Bitcoin Acquisition Strategy

In December 2024, we adopted Bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding Bitcoin using cash that exceeds our working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin. We view our Bitcoin holdings as long-term holdings however, for the foreseeable future, the Company does not expect to allocate surplus cash to Bitcoin as it prioritizes scaling its operating business, including KULR ONE and related products and services. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional Bitcoin purchases. This overall strategy also contemplates that we could periodically leverage or sell Bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our Bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. To date, KULR has not sold any Bitcoin from its treasury holdings.

As of March 31, 2026, we had contractual commitments with digital asset mining services providers related to the operation of digital asset mining machines. On July 30, 2025, we entered into a one-year mining services agreement with a digital asset mining services company, with total committed payments of $2.6 million, of which $0.7 million remained as commitments as of March 31, 2026. In addition, on October 1, 2025, we entered into a two-year mining services agreement with a digital asset mining services company, that included certain non-lease operating expense commitments and the remaining commitments as of March 31, 2026 for future operating expenses associated with this lease totaled $2.5 million. For the three months ended March 31, 2026, the Company earned 8.80 BTC from mining operations. As of March 31, 2026, we held 1,083.14 BTC with a fair value of $73.9 million.

The following table presents BTC activity during the three months ended March 31, 2026 and 2025.

			Weighted
			Average
	Digital Assets(1)	Bitcoin Held	Per Bitcoin
Fair value as of December 31, 2025	$93,995,256	1,074.21	$87,502
Digital assets purchased	—	—	—
Digital assets mined	662,311	8.80	75,263
Digital assets received as lease incentive	10,328	0.13	80,140
Change in fair value of digital assets	(20,767,713)
Fair value as of March 31, 2026	$73,900,182	1,083.14	$68,228

			Weighted
			Average
	Digital Assets(1)	Bitcoin Held	Per Bitcoin
Fair value as of December 31, 2024	$20,281,175	217.18	$93,384
Digital assets purchased	44,499,352	449.45	99,008
Digital assets mined	249,754	2.97	84,092
Digital assets received as lease incentive	—	—	—
Change in fair value of digital assets	(9,748,600)
Fair value as of March 31, 2025	$55,281,681	669.60	$82,560
(1)	The source of capital used to purchase Bitcoin was primarily proceeds from ATM offerings.

Liquidity and Capital Resources

As of May 13, 2026, March 31, 2026 and December 31, 2025, we had cash balances of $19.0 million, $7.7 million and $13.3 million, respectively. As of March 31, 2026 and December 31, 2025, working capital was $6.9 million and $19.2 million, respectively. As of March 31, 2026 and December 31, 2025, we also had BTC holdings of $73.9 million and $94.0 million, respectively. On May 13, 2026, we borrowed an additional $15 million against the $20 million credit facility with Coinbase.

For the three months ended March 31, 2026 and 2025, net cash used in operating activities was $8.7 million and $9.6 million, respectively. Our net cash used in operations for the three months ended March 31, 2026 was primarily attributable to our net loss of $28.1 million, adjusted for non-cash expenses in the aggregate amount of $22.4 million, as well as $3.0 million of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operations for the three months ended March 31, 2025 was primarily attributable to our net loss of $18.8 million, adjusted for non-cash expenses in the aggregate amount of $11.9 million plus $2.7 million of net cash used to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $1.5 million and $44.7 million, respectively. Net cash used in investing activities during the three months ended March 31, 2026, was related to deposits paid for purchases of property and equipment of $1.1 million, plus purchases of property and equipment of $0.2 million and payment of holdback amount related to the Caban asset acquisition of $0.2 million. Net cash used in investing activities during the three months ended March 31, 2025, was related to investments in digital assets of $44.5 million, purchases of property and equipment of $0.1 million and deposits paid for purchases of property and equipment of $0.1 million.

For the three months ended March 31, 2026 and 2025, net cash provided by financing activities was $4.6 million and $49.0 million, respectively. Financing activities during the three months ended March 31, 2026 were primarily due to proceeds from the loan payable totaling $5.0 million, which represents a drawdown of our collateralized credit facility with Coinbase, partially offset by payment of employee tax withholding from shares withheld of $0.4 million. Net cash provided by financing activities during the three months ended March 31, 2025, was primarily due to net proceeds from ATM equity financing totaling $49.9 million, partially offset by notes payable repayments of $0.6 million and payments for deferred financing costs of $0.2 million.

Future cash requirements for our March 31, 2026 current liabilities include approximately $4.6 million for accounts payable and accrued expenses, $5.0 million to repay our loan payable and $2.6 million for future payments under operating and finance leases. Future cash requirements for our March 31, 2026 long-term liabilities include $1.9 million for future payments under operating and finance leases.

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

As of December 22, 2025, the Company decided to pause its ATM transactions through June 30, 2026. As of March 31, 2026, we believe that our cash on hand, BTC holdings, cash flows from operations and working capital balances and $15.0 million of available collateralized borrowing through Coinbase as of March 31, 2026, will be sufficient to meet our obligations as they become due over the next twelve months from the date these condensed consolidated financial statements were to be issued.

The Company’s ATM transactions remain paused as of the date of this filing. The Company continues to evaluate market conditions to determine when to resume ATM transactions.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our condensed consolidated financial statements that require estimation but are not deemed critical, as defined above. There have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

May 2026 Drawdown

On May 13, 2026, the Company borrowed $15.0 million in cash (the “May 2026 Drawdown”) under the Master Loan Agreement, dated as of July 1, 2025 (the “Master Loan Agreement”), the entry of which was previously disclosed in the Current Report on Form 8-K filed on July 8, 2025. The May 2026 Drawdown was made pursuant to a Loan Term Confirmation, dated May 13, 2026 (the “Confirmation”), between the Company and Coinbase Credit, Inc.

The May 2026 Drawdown bears a 7% loan fee per annum, paid monthly, with no scheduled maturity date. The Company’s obligations under the May 2026 Drawdown are secured by a first-priority security interest in bitcoin collateral at a required collateral-coverage ratio of 156.25% of the outstanding principal amount, which equates to approximately 272 bitcoin. The Company has elected to over-collateralize the May 2026 Drawdown by pledging 300 bitcoin, which exceeds the minimum collateral required under the Confirmation. Except as set forth herein, the May 2026 Drawdown is subject to the terms and conditions of the Master Loan Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2025.

After giving effect to the May 2026 Drawdown and the previously outstanding $5.0 million advance under the facility, no portion of the credit facility established by the Master Loan Agreement remains available.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 13, 2026, the Compensation Committee of the Board of Directors approved an increase in the base salary of William Walker, the Company’s Chief Technology Officer, from $265,000 to $330,000 per year, representing an increase of approximately 24.5%.

Item 8.01 Other Events.

On May 13, 2026, the Company and Michael Mo, the Company’s Chief Executive Officer and holder of all issued and outstanding shares of Series A Preferred Stock, entered into an agreement to memorialize the parties’ intent that the Board reserves the right to revoke, rescind, transfer, or otherwise cancel the issued shares in the event Mr. Mo is removed from, or resigns from, all positions with the Company. All other provisions of the Series A Preferred Stock remain in effect without modification.

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

Dated: May 14, 2026	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Shawn Canter
Shawn Canter
Chief Financial Officer
(Principal Financial and Accounting Officer)