Form 10-Q
period 2026-06-30
KULR Technology Group, Inc.
filed 2026-08-13
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 11, 2026, there were 46,280,322 shares outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current Assets:
Cash	$12,783,933	$13,300,188
Restricted cash	142,025	—
Accounts receivable, net of allowance for credit losses of $2,005,492 and $1,450,000 as of June 30, 2026 and December 31, 2025, respectively	1,859,668	2,076,556
Grant receivable	640,682	1,886,376
Inventory	1,511,313	581,156
Inventory deposits	440,035	839,644
Digital assets	30,839,860	—
Digital assets, pledged as collateral	33,083,010	—
Auto-Vibe assets	—	5,046,759
Prepaid expenses and other current assets	3,373,794	1,825,849
Total Current Assets	84,674,320	25,556,528
Digital assets, non-current	—	93,995,256
Restricted cash, non-current	142,025	—
Accounts receivable, non-current, net of allowance for credit losses of $717,397 and $0 as of June 30, 2026 and December 31, 2025, respectively	49,020	998,772
Auto-Vibe assets, non-current, net of allowance for credit losses of $500,000 and $0 as of June 30, 2026 and December 31, 2025, respectively	4,521,759	—
Property and equipment, net	7,314,800	5,482,743
Equipment deposits	17,119	806,000
Security deposits	106,980	39,430
Intangible assets, net	304,931	370,925
Operating lease right-of-use assets	2,668,447	1,338,657
Deferred financing costs	276,690	276,690
Other non-current assets	—	102,703
Total Assets	$100,076,091	$128,967,704

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,557,625	$3,173,813
Accrued expenses and other current liabilities	2,818,004	2,628,914
Loan payable	20,000,000	—
Operating lease liabilities, current portion	341,724	366,937
Deferred revenue	358,345	107,267
Total Current Liabilities	25,075,698	6,276,931
Operating lease liabilities, non-current portion	2,426,016	1,078,575
Total Liabilities	27,501,714	7,355,506

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Voting Preferred Stock, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at June 30, 2026 and December 31, 2025;	100	100
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Series C Convertible Preferred Stock, 400 shares designated; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Series D Convertible Preferred Stock, 650 shares designated; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 46,293,969 and 46,272,047 shares issued and outstanding at June 30, 2026, respectively; 46,063,172 and 46,041,250 shares issued and outstanding at December 31, 2025, respectively	4,629	4,606
Additional paid-in capital	269,665,057	267,712,241
Treasury stock, at cost; 21,922 shares held at June 30, 2026 and December 31, 2025	(393,744)	(393,744)
Accumulated deficit	(196,701,665)	(145,711,005)
Total Stockholders’ Equity	72,574,377	121,612,198
Total Liabilities and Stockholders’ Equity	$100,076,091	$128,967,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$2,080,177	$3,652,471	$6,026,607	$6,101,077
Cost of revenue	2,719,110	2,938,761	6,148,248	5,181,022
Gross Profit (Loss)	(638,933)	713,710	(121,641)	920,055
Operating Expenses
Research and development	2,985,659	2,436,754	4,756,159	4,886,654
Selling, general, and administrative	6,307,097	6,941,599	12,839,066	13,573,072
Credit losses on accounts receivable	1,272,889	—	1,272,889	—
Credit losses on R&D activity	—	—	500,000	—
Impairment expense	—	786,397	—	1,355,174
Total Operating Expenses	10,565,645	10,164,750	19,368,114	19,814,900
Loss From Operations	(11,204,578)	(9,451,040)	(19,489,755)	(18,894,845)

Other Income (Expense)
Change in fair value of digital assets	(10,591,667)	17,367,660	(31,359,380)	7,619,060
Interest income	47,476	168,975	85,963	337,399
Miscellaneous income	7,000	—	7,000	—
Interest expense	(229,047)	(2,124)	(234,488)	(12,521)
Change in fair value of accrued issuable equity	—	58,678	—	319,276
Amortization of debt discount	—	—	—	(82,878)
Gain on debt extinguishment, net	—	—	—	50,000
Total Other Income (Expense)	(10,766,238)	17,593,189	(31,500,905)	8,230,336
Net Income (Loss)	$(21,970,816)	$8,142,149	$(50,990,660)	$(10,664,509)

Net Income (Loss) Per Share
Basic	$(0.47)	$0.22	$(1.10)	$(0.30)
Diluted	$(0.47)	$0.22	$(1.10)	$(0.30)

Weighted Average Number of Common Shares Outstanding
Basic	46,303,656	37,273,766	46,275,080	36,103,775
Diluted	46,303,656	37,590,336	46,275,080	36,103,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2026	1,000,000	$100	46,063,172	$4,606	$267,712,241	21,922	$(393,744)	$(145,711,005)	$121,612,198
Shares withheld for employee payroll tax obligations	—	—	(112,824)	(11)	(375,987)	—	—	—	(375,998)
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	328,739	33	(33)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,446,613	—	—	—	1,446,613
Amortization of stock options	—	—	—	—	12,865	—	—	—	12,865
Net loss	—	—	—	—	—	—	—	(29,019,844)	(29,019,844)
Balance - March 31, 2026	1,000,000	$100	46,279,087	$4,628	$268,795,699	21,922	$(393,744)	$(174,730,849)	$93,675,834
Shares withheld for employee payroll tax obligations	—	—	(10,117)	(1)	(38,685)	—	—	—	(38,686)
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	24,999	2	(2)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	900,080	—	—	—	900,080
Amortization of stock options	—	—	—	—	7,965	—	—	—	7,965
Net loss	—	—	—	—	—	—	—	(21,970,816)	(21,970,816)
Balance - June 30, 2026	1,000,000	$100	46,293,969	$4,629	$269,665,057	21,922	$(393,744)	$(196,701,665)	$72,574,377

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(50,990,660)	$(10,664,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit losses on accounts receivable	1,272,889	—
Credit losses on R&D activity	500,000	—
Amortization of debt discount	—	82,878
Non-cash operating lease expense	206,987	271,065
Gain on debt extinguishment	—	(50,000)
Depreciation and amortization expense	576,712	589,723
Stock-based compensation	2,367,523	3,222,167
Write down of equipment deposits	—	1,355,174
Change in fair value of accrued issuable equity	—	(319,276)
Change in fair value of digital assets	31,359,380	(7,619,060)
Digital assets received as downtime credits	(18,701)	(320,526)
Mining of digital assets	(1,268,293)	(1,368,323)
Subtotal	34,996,497	(4,156,178)
Changes in operating assets and liabilities:
Accounts receivable	1,139,445	(1,492,777)
Auto-Vibe assets	25,000	—
Inventory	(930,157)	(226,656)
Inventory deposits	399,609	(198,604)
Prepaid expenses and other current assets	(1,445,242)	(4,236,870)
Security deposit	(67,550)	—
Accounts payable	(1,616,188)	(248,566)
Accrued expenses and other current liabilities	761,936	19,356
Operating lease liabilities	(214,549)	(246,446)
Deferred revenue	251,078	(9,127)
Subtotal	(1,696,618)	(6,639,690)
Net Cash Used In Operating Activities	(17,690,781)	(21,460,377)
Cash Flows From Investing Activities:
Equity investments	—	(3,325,045)
Equipment deposits	(1,134,319)	(77,340)
Payment of holdback amount related to Caban asset acquisition	(594,860)	—
Purchases of property and equipment	(397,561)	(334,648)
Purchases of digital assets	—	(69,900,009)
Net Cash Used In Investing Activities	(2,126,740)	(73,637,042)
Cash Flows from Financing Activities:
Proceeds from loan payable	20,000,000	—
Proceeds from ATM equity financing	—	89,484,074
Issuance costs on ATM equity financing (1)	—	(2,239,735)
Proceeds from exercise of stock options	—	7,565
Payments for deferred financing costs	—	(577,000)
Repayments of notes payable	—	(577,674)
Repayment of finance lease liability	—	(1,221)
Payment of employee tax withholdings from shares withheld	(414,684)	(260,340)
Net Cash Provided By Financing Activities	19,585,316	85,835,669
Net Decrease In Cash	(232,205)	(9,261,750)
Cash and Restricted Cash - Beginning of Period	13,300,188	29,831,858
Cash and Restricted Cash - End of Period	$13,067,983	$20,570,108
(1)	Excludes $351,400 of deferred financing costs paid in prior periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$113,980	$30,221
Taxes	$—	$—

Non-cash investing and financing activities:
Digital assets, pledged as collateral	$33,083,010	$—
Deposits applied to purchases of property and equipment	$1,923,200	$—
Right-of-use asset for operating lease liability	$1,536,777	$691,852
Accounts payable and accrued expenses for property and equipment purchases	$22,014	$26,891
Deferred financing costs charged to additional paid-in capital	$—	$351,400
Common stock issued in satisfaction of accrued issuable equity	$—	$69,500
Shares returned to treasury for employee payroll tax obligations	$—	$97,522
Preferred shares issued for no consideration	$—	$27
Common shares issued for restricted stock units vested	$35	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

KULR Technology Group, Inc., through its wholly-owned subsidiary, KULR Technology Corporation (collectively referred to as “KULR” or the “Company”), delivers cutting-edge energy storage solutions for space, aerospace, defense, telecom, and other critical infrastructure. KULR leverages its in-house battery design expertise, comprehensive cell and battery testing suite, and battery fabrication and production capabilities. The Company offers commercial-off-the-shelf and custom next-generation energy storage systems in rapid timelines.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 31, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited financial statements included in the Form 10-K.

Immaterial Revision of Previously Reported Financial Information

See Note 3 – Immaterial Revision of Previously Reported Financial Information.

Liquidity

As of June 30, 2026, the Company had unrestricted cash of approximately $12.8 million, and digital assets (Bitcoin or “BTC”) holdings with an aggregate fair value of approximately $63.9 million. Subsequent to June 30, 2026, the Company repaid its outstanding loan balance of $20.0 million, plus interest, with proceeds from sales of BTC (see Note 13 – Subsequent Events). The Company believes that its cash on hand, BTC holdings and other working capital will be sufficient to meet its obligations as they become due over the next twelve months from the date these condensed consolidated financial statements were issued.

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

Restricted Cash

Restricted cash consists of cash held at a financial institution as collateral for a letter of credit of $284,050 issued in connection with the Houston Facility Lease (see Note 9 – Leases). The collateral requirement decreases by approximately 50% each year during the lease term, therefore a portion of the restricted cash has been classified as current. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30,	December 31,
	2026	2025
Cash	$12,783,933	$13,300,188
Restricted cash, current	142,025	—
Restricted cash, non-current	142,025	—
Total cash and restricted cash	$13,067,983	$13,300,188

Concentrations of Credit Risk

Financial assets that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable and BTC held at Coinbase. The Company’s concentrations of credit risk also include concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the FDIC up to $250,000 at each institution. There were uninsured cash balances of $12,283,933 and $12,800,188 as of June 30, 2026 and December 31, 2025, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer and Revenue Concentrations

During the three and six months ended June 30, 2026, the Company operated two segments — the Energy Management Platform (“EMP”) and Mining of Digital Assets — and had certain customers across both segments whose revenue individually represented 10% or more of total revenue, or whose accounts receivable balances individually represented 10% or more of total accounts receivable, as follows:

	Energy Management Platform
	Revenue				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	*	*	29%	*	*	*
Customer B	30%	*	17%	*	16%	*
Customer C	12%	*	11%	*	22%	*
Customer D	26%	*	*	*	13%	*
Customer E	*	26%	*	14%	*	46%
Customer F	*	*	*	*	18%	17%
Customer G	*	11%	*	13%	*	20%
Customer H	*	*	*	*	14%	*
Customer I	*	12%	*	13%	*	*
Customer J	*	*	*	11%	*	*
Customer K	*	*	*	11%	*	*
Total	68%	49%	57%	62%	83%	83%

	Mining of Digital Assets
	Revenue				Accounts Receivable
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer L	100%	100%	100%	100%	N/A	N/A
Total	100%	100%	100%	100%	N/A	N/A
*	Less than 10%

There is no assurance the Company will continue to receive significant revenue from any of these customers. Any reduction or delay in operating activity from any of the Company’s significant customers, or a delay or default in payment by any significant customer, or termination of agreements with significant customers, could materially harm the Company’s business and prospects. As a result of the Company’s significant customer concentrations, its gross profit (loss) and results from operations could fluctuate significantly due to changes in political, environmental, or economic conditions, or the loss of, reduction of business from, or less favorable terms with any of the Company’s significant customers.

Custody of Digital Assets

The Company currently holds and intends to continue to hold all of its digital assets in a custodial account at a U.S. based, institutional-grade custodian (who may hold the Company’s digital assets in the United States or other territories) that has demonstrated records of regulatory compliance and information security, including digital assets pledged as collateral under the Company’s loan agreement with Coinbase (see Note 4 – Digital Assets). The custodian may also serve as a liquidity provider.

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

Vendor Concentrations

During the three and six months ended June 30, 2026, the Company operated two operating segments, the EMP and Mining of Digital Assets. The tables below present, by operating segment, vendors whose purchases individually represented more than 10% of total purchases during the applicable periods.

	Energy Management Platform
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Vendor A	21%	*	20%	*
Vendor B	*	*	12%	*
Vendor C	10%	10%	10%	13%
	31%	10%	42%	13%

	Mining of Digital Assets
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Vendor A	63%	*	63%	*
Vendor B	37%	*	37%	*
Vendor C	*	100%	*	100%
	100%	100%	100%	100%

*Less than 10%

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. The Company recognizes an allowance for credit losses on receivables in accordance with Accounting Standards Codification (“ASC”) 326-20, Financial Instruments — Credit Losses. Receivables are stated at amortized cost, net of the allowance for credit losses. The allowance represents the Company’s best estimate of expected lifetime credit losses inherent in the receivable portfolio as of each reporting date. The Company evaluates credit losses using an aging-based method. Receivables are grouped into pools based on shared risk characteristics, including customer type and aging status.

The Company uses its historical loss experience and makes appropriate adjustments for current and forecasted macroeconomic conditions, known customer financial distress, or other specific risk factors. A receivable is written off against the allowance when the Company determines that all reasonable collection efforts have been exhausted. As of June 30, 2026 and December 31, 2025, the allowance for credit losses on customer accounts receivable was $2,722,889 and $1,450,000, respectively. Of the $2,722,889 allowance as of June 30, 2026, $2,005,492 was recorded against current accounts receivable and $717,397 was recorded against noncurrent accounts receivable. See Note 5 – Auto-Vibe Assets for information regarding a separate allowance for credit losses of $500,000 on the Auto-Vibe receivable.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Digital Assets

The Company has invested in BTC, which is a digital asset. Digital assets are subject to limited regulatory oversight and there is no central marketplace for asset exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Certain digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Company’s digital assets that reside on an exchange that shuts down may be lost. Several factors may affect the price of digital assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of digital assets, and the use of digital assets as a form of payment. There is no assurance that digital assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow.

The Company reflects digital assets at fair value on the condensed consolidated balance sheets and the activity from the remeasurement of digital assets at fair value on the condensed consolidated statements of operations and cash flows, and includes disclosures in Note 4 - Digital Assets.

Digital assets are generally valued using prices as reported by the Company’s principal market, Coinbase, as of the date and time of determination. Since the digital assets are traded on a 24-hour period, the Company uses the price at 4:00pm Eastern Standard Time (“EST”) to value its digital assets.

Mining of Digital Assets

The Company leases digital asset mining equipment, which provides hash rates to a mining pool operator. The Company derives a portion of its revenue from its digital asset mining activities by providing hash rates as part of transaction verification services within the digital currency networks of cryptocurrencies, such as BTC, referred to herein as “mining of digital assets.” In consideration for these services, the Company receives digital rewards which are recorded as revenue, based on the daily quantity of BTC earned, valued at the average daily price quoted on the Company’s principal market. Digital rewards are settled daily and are received at Coinbase on a one-day delay and receivable amounts are immaterial. The Company’s digital assets are recorded on the condensed consolidated balance sheets at their fair value. Unrealized gains or losses on the remeasurement of digital assets are recorded in the condensed consolidated statements of operations. Lease and non-lease costs associated with the digital asset mining operation are recorded as cost of revenue. If the leased machines fail to meet the minimum downtime guarantee over the contracted term, the Company will receive a credit (in the form of BTC) issued in accordance with the agreements. These credits are recorded as a reduction to lease costs. The Company has leased 2,321 digital asset mining machines, 1,157 of which had less than a one-year term so were not recorded on the balance sheet pursuant to the practical expedient in ASC 842, Leases (“ASC 842”). One digital asset mining machine lease had a two-year term, and accordingly, that lease was reflected on the balance sheet when executed. See Note 9 - Leases for further information.

Asset Acquisition

Under ASC 805 Business Combinations, the acquisition of a business requires application of the acquisition method of accounting which recognizes and measures all identifiable assets acquired and liabilities assumed at their fair values as of the date the Company obtains control. Goodwill arising in a business combination represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. ASC 805 allows a measurement period, not to exceed one year from the date of acquisition, to make any changes in the estimated fair values of the net assets that were not final at the acquisition date, which would result in an adjustment to goodwill.

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

Inventory is comprised of carbon fiber velvet thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials related primarily to the manufacture of safe cases, KULR ONE battery systems, and other battery products. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value.

On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and are reflected as a current asset in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, inventory deposits were $440,035 and $839,644, respectively.

Inventory at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$1,184,910	$237,661
Finished goods	326,403	343,495
Total inventory	$1,511,313	$581,156

Finished goods inventory is held on-site at the Webster, Texas location. Certain raw materials are held off-site with certain contract manufacturers.

Fair Value Measurements

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and establishes required disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and financial liabilities, such as cash, restricted cash, accounts receivable, grant receivable, accounts payable, accrued expenses and other current liabilities and loan payable approximate fair values due to the short-term nature of these instruments.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The carrying amount of the Company’s digital assets is recorded at fair value in accordance with ASC 820, based on quoted prices on the active exchange(s) that the Company has determined is the principal market for such assets (Level 1 inputs). The cost basis of digital assets is determined using the first-in, first-out method of each unit received. Realized and unrealized gains and losses are recorded to other income (expense), net in the Company’s condensed consolidated statement of operations.

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

During the three and six months ended June 30, 2026 and 2025, the Company recognized revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer. For certain product sales contracts, the Company acts as an agent and revenue in connection with these contracts is presented net of the related costs.
●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time, may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.
●	Mining of digital assets – The Company has entered into multiple lease agreements with digital asset mining services companies to operate digital asset mining machines on behalf of the Company and provide mining pool operating and hosting services. Pursuant to these agreements, the Company provides computing power to the mining pool operator. The Company is entitled to digital asset awards once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications. The Company’s fractional share is based on the total blocks expected to be generated on the Bitcoin network for the daily 24-hour period. Revenue from digital assets is considered non-cash consideration.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Grant revenue - The Company has determined that government grant revenue does not fall under the Financial Accounting Standards Board (“FASB”) ASC 606. Under the grant contract with the Texas Space Commission (“Texas Grant”) entered into during September 2025, the Texas Space Commission receives no direct benefit from the product development and therefore does not meet the definition of a customer pursuant to ASC 606. As there was no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities when the Company entered into the Texas Grant, the Company has applied the guidance in ASC 958 Not-for-Profit Entities by analogy. Further, the Texas Grant is considered a conditional contribution because the Texas Grant can only be used to reimburse allowable expenses. The grant is for the research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of the Company’s ongoing major or central activities. As such, the grant is considered revenue, which is only recognized when qualifying costs are incurred and it is reasonably assured that the conditions for reimbursement will be met. Grant revenue for the six months ended June 30, 2026 reflects the correction of an immaterial error in previously reported grant revenue for the three months ended March 31, 2026; see Note 3 – Immaterial Revision of Previously Reported Financial Information for further information.

The following table summarizes the Company’s revenue recognized in its condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue Recognized at a Point in Time:
Product sales	$650,163	$1,978,066	$2,783,401	$3,138,625
Contract services	159,500	555,836	792,608	1,420,997
Grant revenue	468,952	—	937,188	—
Total	1,278,615	2,533,902	4,513,197	4,559,622
Revenue Recognized Over Time:
Mining of digital assets	605,982	1,118,569	1,268,293	1,368,323
Contract services	195,580	—	245,117	173,132
Total Revenue	$2,080,177	$3,652,471	$6,026,607	$6,101,077

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable, and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition. However, we sometimes receive advances or deposits from our customers resulting in contract liabilities (See Deferred Revenue, below). As of June 30, 2026 and December 31, 2025, the Company had customer accounts receivable, net of $1,908,688 and $3,075,328, respectively.

Deferred Revenue

Deferred revenue represents payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers or grantors have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. The Company did not recognize revenue from performance obligations satisfied in prior periods during the three months ended June 30, 2026 or 2025. During the six months ended June 30, 2026 and 2025, the Company recognized $104,478 and $11,627 of revenue that was deferred at the previous year end. Deferred revenues from customers were $89,522 and $107,267 as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, deferred revenue included deferred grant revenue of $268,823 and $0, respectively, related to the Texas Grant. Because government grants are not within the scope of ASC 606 and the grantor is not a customer, this amount is not customer deferred revenue; it represents amounts received under the Texas Grant in advance of recognizing the related grant revenue, which is recognized as qualifying costs are incurred. See “Grant revenue” within Note 2 – Summary of Significant Accounting Policies for further information.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred Labor Costs

As of June 30, 2026 and December 31, 2025, the Company had $297,750 and $216,874, respectively, of deferred labor costs, which is part of prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. Deferred labor costs represent costs incurred to fulfill the Company’s deferred contract service revenue. The Company will recognize the deferred labor costs as cost of revenue at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel-related costs, materials and supplies, third-party engineering and development services, and testing and related costs. Research and development expenses were $2,985,659 and $2,436,754 for the three months ended June 30, 2026 and 2025, respectively, and $4,756,159 and $4,886,654 for the six months ended June 30, 2026 and 2025, respectively.

Advertising and Marketing Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the three months ended June 30, 2026 and 2025 were $354,613 and $1,570,659, respectively. Advertising costs charged to operations for the six months ended June 30, 2026 and 2025 were $573,279 and $3,306,831, respectively, and are included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Classification criteria in ASC 842 is applied in order to determine whether the lease is a finance lease or an operating lease. Operating lease expense is recorded on a straight-line basis over the life of the lease and is included in research and development and selling, general, and administrative expenses on the accompanying condensed consolidated statements of operations. Finance lease right-of-use assets are depreciated on a straight-line basis over the estimated useful life of the asset; the depreciation expense is included in cost of revenue on the accompanying condensed consolidated statements of operations. Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during a period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases is included in interest expense on the condensed consolidated statements of operations.

Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net Income (Loss)	$(21,970,816)	$8,142,149	$(50,990,660)	$(10,664,509)

Denominator (weighted average quantities):
Common shares issued	46,282,051	37,195,027	46,243,264	36,025,871
Less: Treasury shares purchased	(21,922)	(21,922)	(21,922)	(21,019)
Less: Unvested restricted stock awards	(3,348)	(8,035)	(4,014)	(8,701)
Add: Accrued issuable equity	—	14,946	—	13,874
Add: Vested unissued restricted stock units	46,875	93,750	57,752	93,750
Denominator for basic net income (loss) per share	46,303,656	37,273,766	46,275,080	36,103,775
Denominator for diluted net income (loss) per share	46,303,656	37,590,336	46,275,080	36,103,775

Net Income (Loss) Per Share
Basic	$(0.47)	$0.22	$(1.10)	$(0.30)
Diluted	$(0.47)	$0.22	$(1.10)	$(0.30)

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive as a result of the net loss for these periods:

	For the Three and Six	For the Six
	Months Ended	Months Ended
	June 30, 2026	June 30, 2025
Unvested restricted stock awards	3,125	7,812
Unvested restricted stock units	1,339,959	1,170,065
Options	25,000	33,937
Warrants	—	88,905
Total	1,368,084	1,300,719

For the purposes of the three-month diluted net income per share calculation for the three months ended June 30, 2025, common stock warrants, unvested restricted stock units and stock options were considered to be potentially dilutive securities and were included in the calculation of diluted net income per share for the three months ended June 30, 2025.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Subsequent Events

The Company has evaluated subsequent events through the date on which these unaudited condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 13 – Subsequent Events.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly reviewed by management in deciding how to allocate resources and evaluate performance. Management has determined that the Company has two significant operating segments: Energy Management Platform and Mining of Digital Assets, as discussed more fully in Note 12. In determining the appropriateness of segment definition, the Company considers the criteria of ASC 280, Segment Reporting.

Recently Issued Accounting Pronouncements

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

NOTE 3 – IMMATERIAL REVISION OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

During June 2026, the Company identified a misstatement in grant revenue related to its Texas Space Commission grant (the “Texas Grant”) for the three months ended March 31, 2026 as reported in the Company’s Form 10-Q as of and for the three months ended March 31, 2026 filed on May 14, 2026. The misstatement, which was caused by a clerical error, resulted in an overstatement of grant revenue and gross profit of $900,000 for the three months ended March 31, 2026, and a corresponding overstatement of the grant receivable as of March 31, 2026, but it did not impact the 2025 annual or interim financial statements. Based on an evaluation including both quantitative and qualitative factors pursuant to the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded that the aforementioned misstatement was not material to the Company’s previously filed March 31, 2026 condensed consolidated financial statements and that amendment of these previously issued interim condensed consolidated financial statements was not required.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

To correct the misstatement, the Company revised its previously reported March 31, 2026 amounts, and such revised amounts and disclosures are reflected in the accompanying condensed consolidated financial statements for the six months ended June 30, 2026. See the table below for the details of the revision:

	For The Three Months Ended March 31, 2026
	As Originally Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations:
Revenue	$4,846,430	$(900,000)	$3,946,430
Gross profit	$1,417,292	$(900,000)	$517,292
Net loss	$(28,119,844)	$(900,000)	$(29,019,844)
Net loss per share, basic and diluted	$(0.61)	$(0.02)	$(0.63)

	As of March 31, 2026
Condensed Consolidated Balance Sheets:
Grant receivable	$3,254,612	$(900,000)	$2,354,612
Total current assets	$16,806,075	$(900,000)	$15,906,075
Total assets	$105,508,841	$(900,000)	$104,608,841
Total stockholders’ equity	$94,575,834	$(900,000)	$93,675,834

NOTE 4 – DIGITAL ASSETS

The Company’s digital assets are comprised solely of BTC. In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its BTC based on the quoted price at 4:00pm EST on the measurement date for a single BTC on an active trading platform, Coinbase. Management has determined that Coinbase, an active exchange market, represents the Company’s principal market for BTC and at 4:00pm EST, the price is both readily available and representative of fair value (Level 1 inputs). As of June 30, 2026, the Company held 1,091.69 BTC at Coinbase with a cost basis of $109,801,107, and a fair value of $63,922,870, of which 565 BTC with a fair value of $33,083,010 were pledged as collateral under the Company’s loan agreement with Coinbase and are presented as digital assets, pledged as collateral, on the condensed consolidated balance sheet. As of December 31, 2025, the Company held 1,074.21 BTC at Coinbase with a cost basis of $108,514,113, and a fair value of $93,995,256.

The following table presents the roll forward of activity related to the Company’s digital assets for the six months ended June 30, 2026:

Digital Assets and
Digital Assets Pledged
As Collateral
Beginning balance at January 1, 2026	$93,995,256
Additions - purchased	—
Additions - mined	1,268,293
Received as downtime credits	18,701
Change in fair value	(31,359,380)
Balance, June 30, 2026	$63,922,870

Less: Digital assets, pledged as collateral	(33,083,010)
Digital assets, net	$30,839,860

During the three months ended June 30, 2026, the Company did not purchase BTC. During the three months ended June 30, 2025, the Company purchased 244.36 BTC at an average cost of $103,949 per BTC, inclusive of fees and expenses, for an aggregate cost of $25,400,657. During the three months ended June 30, 2026 and 2025, 8.44 and 11.25 BTC have been earned from mining operations, at an average value of approximately $71,821 and $99,428 per BTC, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized mining revenue of $605,982 and $1,118,569, respectively, and received BTC with an aggregate fair value of $8,373 and $320,526, respectively, from the lessors as compensation for machine downtime, which is used to offset lease costs.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the six months ended June 30, 2026, the Company did not purchase BTC. During the six months ended June 30, 2025, the Company purchased 693.81 BTC at an average cost of $100,748 per BTC, inclusive of fees and expenses, for an aggregate cost of $69,900,009. During the six months ended June 30, 2026 and 2025, 17.23 and 14.22 BTC have been earned from mining operations, at an average value of approximately $73,594 and $96,225 per BTC, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized mining revenue of $1,268,293 and $1,368,323, respectively, and received BTC with an aggregate fair value of $18,701 and $320,526 from the lessors as compensation for machine downtime, which is used to offset lease costs.

During the three months ended June 30, 2026, the Board of Directors approved management’s decision that the Company’s BTC holdings would be available to fund operations, and accordingly, all digital assets were reclassified into current assets as of June 30, 2026.

Loan Agreement

On March 27, 2026, the Company borrowed $5 million (the “Second Drawdown”) against its $20 million credit facility with Coinbase. The Second Drawdown bears a 7% loan fee, and the Company segregated 125 BTC as collateral against this loan.

On May 13, 2026, the Company borrowed an additional $15 million (the “Third Drawdown”) against the $20 million credit facility with Coinbase. The Third Drawdown bears a 7% loan fee rate per annum, paid monthly, with no scheduled maturity date. During the three months ended June 30, 2026, the Company segregated an additional 440 BTC as collateral, bringing the total BTC pledged as collateral under the credit facility to 565 BTC. The Second and Third Drawdown are subject to the terms and conditions of the Master Loan Agreement.

As of June 30, 2026, the full $20 million of principal was outstanding and the Company incurred interest expense in the amount of $228,219 and $233,013 for the three and six months ended June 30, 2026. See Note 13 – Subsequent Events for details related to subsequent repayment of the loan.

NOTE 5 – AUTO-VIBE ASSETS

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

During December 2025, the Company allocated $5.0 million toward this project. Since December 2025, the Company purchased and sold automobiles totaling approximately $4.9 million. The sales of autos to the Dealership did not qualify as sales to customers, therefore no revenue has been recorded for the sales of these autos.

As of June 30, 2026, the Auto-Vibe assets consist of a gross past due receivable of $1.0 million, and other gross receivables of approximately $4.0 million that are past due as of the date of this filing. A credit loss reserve of $0.5 million was recorded during the six months ended June 30, 2026 against the gross receivables, resulting in a net receivable balance of approximately $4.5 million as of June 30, 2026. The parties are in the process of negotiating a planned settlement of the remaining amount due. The Company expects that collection of the $4.5 million will likely occur beyond a one-year period and accordingly, such receivable has been reflected as a non-current asset in the June 30, 2026 condensed consolidated balance sheet.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2026 and December 31, 2025, auto-vibe assets consisted of the following:

	Auto-Vibe Assets
	June 30,	December 31,
	2026	2025
Receivables – gross	$5,015,785	$1,837,097
Credit loss reserve on Auto-Vibe receivables	(500,000)	—
Receivables – net	4,515,785	1,837,097
Vehicles owned	—	2,269,649
Deposits in segregated account	5,974	940,013
Total Auto-Vibe assets	$4,521,759	$5,046,759

NOTE 6 – CABAN ASSET ACQUISITION

On December 24, 2025 (the “Acquisition Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Caban Systems, Inc. (“Caban”), a Miami-based renewable energy services and technology company, pursuant to which the Company acquired certain equipment and software used for the development, manufacture, and supply of Underwriters Laboratories (“UL”)-certified battery packs in exchange for a purchase price of $2,515,987 (the “Acquisition”). The Company paid cash of $1,921,127 on the Acquisition Date, with the remainder of $594,860 (“Holdback Amount”) to be paid in cash during 2026 based on timing of completion of delivery and installation of the equipment at the Company’s facility. If the Company suffers any damages related to the Acquisition for which the Company is indemnified and that are not cured by Caban, the Holdback Amount may be setoff against payments for such damages that would otherwise be paid by Caban. During the six months ended June 30, 2026, the Company paid the Holdback Amount in full.

In connection with the Purchase Agreement, the Company entered into a Transition Services Agreement (the “TSA”) with Caban, whereby both parties agreed to work together for approximately ninety days after the equipment is installed at the Company’s facility, to ensure a smooth transition of the manufacturing of the Battery Packs from Caban to KULR. In consideration for the transition services, the Company agreed to pay Caban service fees not to exceed $500,000 in the aggregate unless otherwise agreed in writing. During the three and six months ended June 30, 2026, the Company incurred expenses in connection with the TSA of approximately $0 and $100,000, respectively, which are presented within cost of revenue in the condensed consolidated statements of operations.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
Deferred grant expenses	$1,019,665	$484,344
Prepaid research and development expenses	1,007,500	—
Insurance	492,662	323,850
Deferred labor costs	297,750	216,874
Bitcoin mining leases	292,416	206,625
Dues and subscriptions	148,072	22,512
Professional fees	65,645	378,109
Rent	—	58,150
Security deposit	—	50,213
Other	50,084	85,172
Total prepaid expenses and other current assets	$3,373,794	$1,825,849

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Professional fees	$1,348,232	$813,889
Inventory purchases	537,067	92,070
Payroll and vacation	518,615	423,318
Research and development	166,095	112,970
Interest payable	115,068	—
Royalties	36,740	37,266
Franchise tax payable	22,700	145,380
Sales tax payable	380	38,787
Purchase consideration payable	—	594,860
Bitcoin mining costs	—	260,000
Sales and marketing	—	68,304
Equipment purchases	—	10,966
Other	73,107	31,104
Total accrued expenses and other current liabilities	$2,818,004	$2,628,914

NOTE 9 – LEASES

Operating Leases

On May 12, 2026, the Company entered into a lease agreement for a new facility consisting of approximately 24,700 rentable square feet located in Houston, Texas (the “Houston Facility Lease”). The initial lease term is 36 months, with monthly base rental payments ranging from $23,671 to $25,357, plus common area maintenance costs. The Houston Facility Lease contains an option to renew for an additional 60 months at the then-fair market rental rate but shall be no less than the annual base rent amount during the third year of the initial term, exercisable no more than nine months and no less than six months prior to the expiration of the initial term. Management assessed the renewal option as reasonably certain to be exercised, and accordingly the renewal period was included in the measurement of the initial operating lease liability and related right-of-use asset, resulting in a lease term of 96 months. The value of the operating lease liability and related right-of-use asset at inception was $1,536,777, measured using an incremental borrowing rate of 8.75%. The present value of the lease liability includes a $197,600 tenant improvement allowance to be received from the landlord after the Company completes all tenant improvements, which the Company estimates will be received in full.

In connection with the Houston Facility Lease, the Company paid a cash security deposit of $67,551, which is included in security deposits on the condensed consolidated balance sheets, and is required to secure a letter of credit of $284,050 within sixty days of the lease effective date. The letter of credit must be maintained in successive twelve-month terms throughout the lease term and, provided no event of default has occurred, is reduced to $142,025 at the beginning of the second year of the lease term and to $71,013 at the beginning of the third year. Upon delivery of the letter of credit, the landlord will refund the cash security deposit. Cash collateralizing the letter of credit is classified as restricted cash; see Note 2.

During the three and six months ended June 30, 2026, operating lease expense was $291,451 and $469,591, respectively. During the three and six months ended June 30, 2025, operating lease expense was $186,328 and $337,175, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturities of operating lease liabilities as of June 30, 2026, were as follows:

Year	Operating Lease
7/1/26 to 12/31/26	$193,185
2027	802,450
2028	828,171
2029	484,373
2030	304,281
2031	304,281
Thereafter	709,990
Total future minimum lease payments	3,626,731
Less: amount representing imputed interest	(858,991)
Present value of lease liabilities	2,767,740
Less: current portion	(341,724)
Lease liabilities, non current portion	$2,426,016

Supplemental cash flow information related to the leases is as follows:

	For the Six Months Ended
	June 30,
	2026		2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$214,549		$246,446
Repayment of finance lease liability	$—		$1,221
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,536,777		$691,852
Financing leases	$—		N/A
Weighted Average Remaining Lease Term (Years)
Operating leases	5.53	years	3.54	years
Financing leases	1.34	years	2.00	years
Weighted Average Discount Rate
Operating leases	8.8%		10.0%
Financing leases	N/A		10.0%

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2026, the Company issued 353,738 shares of common stock upon the vesting of restricted stock units previously granted, of which 122,941 shares were withheld to cover payroll tax obligations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-Based Compensation

The following table presents information related to stock-based compensation for the three and six months ended June 30, 2026 and 2025:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Shares issued for legal services	$—	$13,530	$—	$26,070
Accrued issuable equity (common stock)	—	60,990	—	151,319
Amortization of stock options	7,965	11,342	20,830	26,946
Amortization of restricted stock awards and units	900,080	1,498,937	2,346,693	3,017,832
Total	$908,045	$1,584,799	$2,367,523	$3,222,167

During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $908,045 and $2,367,523, respectively, of which $698,902 and $1,969,052, respectively, are included within selling, general and administrative expenses, and $209,143 and $398,471, respectively, are included within research and development expenses in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1,584,799 and $3,222,167, respectively, of which $1,162,910 and $2,396,145, respectively, are included within selling, general and administrative expenses, and $421,889 and $826,022, respectively, are included within research and development expenses in the condensed consolidated statements of operations.

Stock Options

A summary of stock options activity during the six months ended June 30, 2026, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2026	27,188	$11.33
Granted	—	—
Forfeited	(2,188)	15.41
Exercised	—	—
Outstanding, June 30, 2026	25,000	$10.98	3.4	$9,594

Exercisable, June 30, 2026	15,782	$12.77	2.1	$4,798

The following table presents information related to stock options as of June 30, 2026:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$2.24 - $7.92	5,625	3.0	2,813
$9.60 - $12.00	8,125	5.2	2,969
$12.40 - $15.92	5,000	1.1	3,750
$16.40 - $18.48	6,250	0.8	6,250
	25,000	2.1	15,782

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were no stock options granted during the three and six months ended June 30, 2026. No options were granted during the three months ended June 30, 2025. The weighted average grant date fair value per share of options granted during the six months ended June 30, 2025 was $8.47. The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company used the following range of assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Risk free interest rate	N/A	N/A	N/A	4.15%
Expected term (years)	N/A	N/A	N/A	6.3
Expected volatility	N/A	N/A	N/A	120%
Expected dividends	N/A	N/A	N/A	0%

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

As of June 30, 2026, there was $43,468 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.44 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards (“RSAs”) activity during the six months ended June 30, 2026:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2026	4,687	$16.48
Granted	—	—
Vested	(1,562)	16.64
Forfeited	—	—
Non-vested RSAs, June 30, 2026	3,125	$16.40

As of June 30, 2026, there was $17,387 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 0.34 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the six months ended June 30, 2026:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSUs, January 1, 2026	1,563,971	$11.35
Granted	275,000	3.73
Vested	(259,988)	12.75
Forfeited	(239,024)	14.36
Non-vested RSUs, June 30, 2026	1,339,959	$8.93

Vested RSUs undelivered June 30, 2026	46,875	$16.40

To date, RSUs have only been granted to employees and consultants in accordance with the Company’s 2018 and 2025 Equity Incentive Plans. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units are to be settled on January 1, 2027.

As of June 30, 2026, there was $9,673,608 of unrecognized stock-based compensation expense related to restricted stock units that will be recognized over the weighted average remaining vesting period of 2.66 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved in litigation and arbitrations from time to time in the ordinary course of business. As of June 30, 2026, the Company was not involved in any ongoing litigation. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Digital Asset Mining Leases

On October 1, 2025, the Company entered into a two-year mining services agreement with a digital asset mining services company, that included certain non-lease operating expense commitments that were therefore not reflected on the balance sheet within lease liability. Remaining commitments as of June 30, 2026 for future operating expenses associated with this lease totaled $2.1 million. See Note 13 – Subsequent Events for further detail related to the termination of this digital asset mining agreement.

NOTE 12 – SEGMENT REPORTING

The Company operates as two operating and reporting segments (i) Energy Management Platform, and (ii) Mining of Digital Assets, namely, the development and commercialization of energy management technologies, batteries and other components across a range of applications, and the mining of BTC. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, reviews profit and loss information for the EMP in order to assess performance, make decisions about the allocation of operating and capital resources, and evaluate pricing strategies related to the EMP segment. The CODM is not regularly provided disaggregated expense information, other than the expense information for each segment included in the captions within the condensed consolidated statements of operations. The CODM reviews financial information for mining digital assets separately from the financial information related to the energy management platform for making decisions, allocating resources and assessing financial performance of the Mining of Digital Assets segment. The CODM also uses these reviews of the two segments to make strategic operational decisions and manage the organization.

The Company does not have intra-entity sales or transfers.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The CODM does not consider gains and losses associated with digital assets when reviewing the results of operations, or allocating resources to the Company’s operating segments. Gains and losses associated with the Company’s digital assets are presented separately from segment operating results. The Company has designated a Corporate & Other category, which is not considered an operating segment, which includes the changes in fair value of the Company’s digital asset holdings.

The following table presents the breakout of the operations of the Energy Management Platform and Mining of Digital Assets segments for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30, 2026				June 30, 2025
	Energy				Energy
	Management	Mining of	Corporate &		Management	Mining of	Corporate &
	Platform	Digital Assets	Other	Total	Platform	Digital Assets	Other	Total
Revenue	$1,474,195	$605,982	$—	$2,080,177	$2,533,902	$1,118,569	$—	$3,652,471
Cost of revenue	1,663,763	1,055,347	—	2,719,110	1,836,023	1,102,738	—	2,938,761
Gross Profit (Loss)	(189,568)	(449,365)	—	(638,933)	697,879	15,831	—	713,710
Operating Expenses
Research and development	2,985,659	—	—	2,985,659	2,436,754	—	—	2,436,754
Selling, general, and administrative(1)	7,481,356	98,630	—	7,579,986	7,727,996	—	—	7,727,996
Total Operating Expenses	10,467,015	98,630	—	10,565,645	10,164,750	—	—	10,164,750
Segment Net Loss	(10,656,583)	(547,995)	—	(11,204,578)	(9,466,871)	15,831	—	(9,451,040)
Other (Expense) Income
Other segment (expense) income(2)	(174,571)	—	—	(174,571)	225,529	—	—	225,529
Change in fair value of digital assets	—	—	(10,591,667)	(10,591,667)	—	—	17,367,660	17,367,660
Total Other (Expense) Income, net	(174,571)	—	(10,591,667)	(10,766,238)	225,529	—	17,367,660	17,593,189
Net Income (Loss)	$(10,831,154)	$(547,995)	$(10,591,667)	$(21,970,816)	$(9,241,342)	$15,831	$17,367,660	$8,142,149

	For the Six Months Ended
	June 30, 2026				June 30, 2025
	Energy				Energy
	Management	Mining of	Corporate &		Management	Mining of	Corporate &
	Platform	Digital Assets	Other	Total	Platform	Digital Assets	Other	Total
Revenue	$4,758,314	$1,268,293	$—	$6,026,607	$4,732,754	$1,368,323	$—	$6,101,077
Cost of revenue	4,050,998	2,097,250	—	6,148,248	3,738,284	1,442,738	—	5,181,022
Gross Profit (Loss)	707,316	(828,957)	—	(121,641)	994,470	(74,415)	—	920,055
Operating Expenses
Research and development	4,756,159	—	—	4,756,159	4,886,654	—	—	4,886,654
Selling, general, and administrative(1)	14,316,065	295,890	—	14,611,955	14,928,246	—	—	14,928,246
Total Operating Expenses	19,072,224	295,890	—	19,368,114	19,814,900	—	—	19,814,900
Segment Net Loss	(18,364,908)	(1,124,847)	—	(19,489,755)	(18,820,430)	(74,415)	—	(18,894,845)
Other (Expense) Income
Other segment (expense) income(2)	(141,525)	—	—	(141,525)	611,276	—	—	611,276
Change in fair value of digital assets	—	—	(31,359,380)	(31,359,380)	—	—	7,619,060	7,619,060
Total Other (Expense) Income, net	(141,525)	—	(31,359,380)	(31,500,905)	611,276	—	7,619,060	8,230,336
Net Loss	$(18,506,433)	$(1,124,847)	$(31,359,380)	$(50,990,660)	$(18,209,154)	$(74,415)	$7,619,060	$(10,664,509)

	As of
	June 30, 2026				December 31, 2025
	Energy				Energy
	Management	Mining of	Corporate &		Management	Mining of	Corporate &
	Platform	Digital Assets	Other	Total	Platform	Digital Assets	Other	Total
Segment Assets
Cash and Restricted Cash	$13,067,983	$—	$—	$13,067,983	$13,300,188	$—	$—	$13,300,188
Digital assets	—	—	63,922,870	63,922,870	—	—	93,995,256	93,995,256
All other assets	23,085,238	—	—	23,085,238	21,672,260	—	—	21,672,260
Total Assets	$36,153,221	$—	$63,922,870	$100,076,091	$34,972,448	$—	$93,995,256	$128,967,704
(1)	Selling, general, and administrative included credit losses on Auto-Vibe assets and accounts receivable for 2026 and impairment of equipment deposits for 2025.
(2)

Other segment expense and income include miscellaneous income, interest income, interest expense, amortization of debt discount, gain (loss) on extinguishment of debt and change in fair value of accrued issuable equity.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13 – SUBSEQUENT EVENTS

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

Repayment of Coinbase Loan and Sales of Bitcoin

Subsequent to June 30, 2026, the Company repaid the outstanding principal and interest balance under its $20.0 million loan agreement with Coinbase. In accordance with the terms of the loan agreement, the repayment resulted in the automatic release of 565 BTC from the collateral account. The Company sold an aggregate of 333 BTC for total proceeds of approximately $21.5 million, at an average price of approximately $64,467 per BTC, of which the Company used proceeds of approximately $20.0 million to fund the principal repayment.

Digital Asset Mining Services Agreement Termination

Effective July 31, 2026, the Company terminated its remaining digital asset mining services agreement (originally expiring October 2027), relieving the Company of a future commitment of $2.1 million, in exchange for an early termination fee of $0.15 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, and other factors that we may not know. There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2026, unless disclosed elsewhere in this Quarterly Report.

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

In June 2026, the Company communicated its strategy to position itself as an energy-systems platform for “physical AI,” prioritizing product revenue growth, gross margin improvement, and cost discipline across its target markets, which include space and defense, the low-altitude drone economy, AI data center backup power, Energy-as-a-Service for critical infrastructure, and robotics.

Recent Developments

Credit Agreement

Subsequent to June 30, 2026, the Company repaid the outstanding principal balance of $20.0 million under its credit facility with Coinbase. In accordance with the terms of the Master Loan Agreement, dated as of July 1, 2025, the repayment resulted in the automatic release of 565 BTC from the collateral account. The Company sold an aggregate of 333 BTC for total proceeds of approximately $21.5 million at an average price of approximately $64,467 per BTC, of which approximately $20.0 million (approximately 310 BTC) was used to fund the repayment.

Strategic Initiatives

KULR expects its existing liquidity, together with disciplined balance-sheet management, will support its planned operations and growth initiatives for the near term, which include:

1.	Scale its flagship KULR ONE Space (K1S) architecture providing scalable, standardized battery solutions that meet rigorous human spaceflight safety standards.
2.	Ramp production of its KULR ONE Air products for military and commercial drone applications.
3.	Advance the development of its KULR ONE MAX battery backup solutions for AI data center and telecommunications applications.

Bitcoin Strategy

On May 7, 2026, the Company’s Board of Directors authorized management to sell digital assets as deemed necessary to fund key business priorities in lieu of issuing equity. During the period from July 9, 2026 through August 11, 2026, 333 BTC have been sold for net proceeds of $21.5 million.

See the section “Our Bitcoin Acquisition Strategy” below for further information regarding our Bitcoin purchases, including the sources of capital used to purchase Bitcoin.

At the Market Offering

The Company has an at-the-market offering program (“ATM”) pursuant to an ATM arrangement with Cantor Fitzgerald and Craig-Hallum, under which the Company previously announced it had decided to pause transactions through June 30, 2026. During the three and six months ended June 30, 2026, the Company did not issue any shares of common stock pursuant to the ATM. On June 26, 2026, the Company announced that it had extended the pause of ATM transactions through September 30, 2026.

Results of Operations

Three and Six Months Ended June 30, 2026, Compared With Three and Six Months Ended June 30, 2025

Revenue

	For the Three Months Ended
	June 30,		Variances
	2026	2025	$	%
Product sales	$650,163	$1,978,066	$(1,327,903)	(67)%
Contract services	355,080	555,836	(200,756)	(36)%
Grant revenue	468,952	—	468,952	N/A
Digital asset mining	605,982	1,118,569	(512,587)	(46)%
Total Revenue	$2,080,177	$3,652,471	$(1,572,294)	(43)%

	For the Six Months Ended
	June 30,		Variances
	2026	2025	$	%
Product sales	$2,783,401	$3,138,625	$(355,224)	(11)%
Contract services	1,037,725	1,594,129	(556,404)	(35)%
Grant revenue	937,188	—	937,188	N/A
Digital asset mining	1,268,293	1,368,323	(100,030)	(7)%
Total Revenue	$6,026,607	$6,101,077	$(74,470)	(1)%

For the three months ended June 30, 2026 and 2025, we generated $2.1 million and $3.7 million, respectively, of revenues from 26 and 30 customers in each period. For the six months ended June 30, 2026 and 2025, we generated $6.0 million and $6.1 million, respectively, of revenues from 39 and 43 customers in each period.

Our customers and prospective customers for product and service revenue are large organizations with multiple levels of management, controls/procedures, and contract evaluation/authorization. Furthermore, our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitments. Accordingly, the business activity cycle between expression of initial customer interest to shipping, acceptance, performance of services, and billing can be lengthy, unpredictable, and lumpy, which can influence the timing, consistency and reporting of sales growth.

Product Revenue

Product sales consist of battery systems delivered through our KULR ONE platform — including space, defense and aviation battery assemblies (“KULR ONE products”), battery management system hardware and lithium iron phosphate (“LFP”) battery packs — together with internal short circuit (“ISC”) cells and devices and battery storage and transport products (“Safe Cases”).

We had 16 product sales customers during the three months ended June 30, 2026, compared with 25 during the three months ended June 30, 2025. Product sales for the period were driven principally by two large orders, each of which was to a new customer and consisted of a new battery product configuration — custom lithium-ion battery assemblies and LFP battery packs. The decrease in product sales compared to the prior year period was primarily due to supply chain disruptions related to battery cell supply and power electronics during the period, which delayed the sale, production and delivery of certain battery products.

We had 29 product sales customers during the six months ended June 30, 2026, compared with 32 during the six months ended June 30, 2025. Product sales for the 2026 six-month period were driven principally by our largest order of the period, an FTI program delivered to a new defense customer during the first quarter of 2026, together with custom lithium-ion battery assemblies and LFP battery packs sold to two additional new customers. The decrease in product sales compared to the prior year period was primarily due to supply chain disruptions related to battery cell supply and power electronics during the period, which delayed the sale, production and delivery of certain battery products.

Service Revenue

Contract services consists of battery engineering and design services, including non-recurring engineering (“NRE”); cell screening and characterization; pack-level qualification and abuse testing, including calorimetry and propagation resistance testing; and KULR VIBE vibration services.

We had 10 contract services customers during the three months ended June 30, 2026, compared with 12 during the three months ended June 30, 2025. Contract services revenue for the 2026 period was driven principally by engineering services performed for our two largest services customers for the period, together with qualification and abuse testing services performed for several other customers. The decrease in contract services revenue was primarily attributable to the substantial completion of engineering services contracts that were in progress during the three months ended June 30, 2025, including a government-funded engineering program and two other significant engineering services contracts that did not recur in the 2026 period, partially offset by testing services performed for new customers during the 2026 period.

We had 17 contract services customers during the six months ended June 30, 2026, compared with 23 during the six months ended June 30, 2025. Contract services revenue for the 2026 six-month period was driven principally by NRE performed for our largest services customer and vibration testing and qualification services performed for our second largest services customer, together with engineering services performed for several other customers. The decrease in contract services revenue was primarily attributable to the substantial completion of engineering services contracts that were in progress during the six months ended June 30, 2025, including a large government-funded engineering program and three other significant engineering services contracts that did not recur at a comparable scale in the 2026 period. The decrease was partially offset by an increased volume of qualification and abuse testing services performed for new customers.

Grant Revenue

Grant revenue during the three and six months ended June 30, 2026 was $0.5 million and $0.9 million related to the reimbursement of R&D expenses. Grant revenue consists of an award from the Texas Space Commission to perform research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of our ongoing major or central activities. The contract award was executed on September 23, 2025. Revenue is earned on the award once specific grant conditions have been met, which is generally when the costs relevant to the condition have been incurred by the Company. There was no grant revenue recognized for the three and six months ended June 30, 2025.

Revenue for the six months ended June 30, 2026 reflects the correction of an immaterial error in previously reported grant revenue for the three months ended March 31, 2026. See Note 3 – Immaterial Revision of Previously Reported Financial Information, to the condensed consolidated financial statements for further information.

Mining of Digital Assets Revenue

For the three months ended June 30, 2026, the decrease in revenue from mining of digital assets was primarily due to fewer BTC earned, as the Company operated under two machine lease agreements during the three months ended June 30, 2026, compared to three agreements in effect during the three months ended June 30, 2025. The decrease was further driven by a lower average fair value of BTC on the dates earned in 2026.

For the six months ended June 30, 2026, the decrease in revenue from mining of digital assets was primarily due to fewer BTC earned, as the Company operated under two machine lease agreements during the six months ended June 30, 2026, compared to three agreements in effect during the six months ended June 30, 2025. The decrease was further driven by a lower average fair value of BTC on the dates earned in 2026.

The two machine lease agreements in effect during the six months ended June 30, 2026 have both since concluded. The first agreement became effective July 30, 2025 and expired by its terms on July 30, 2026, and the Company did not renew or extend it. The second agreement was originally scheduled to continue through October 31, 2027; however, in July 2026, the Company and the mining services provider under that agreement agreed to terminate it prior to its stated term, and the Company has no further obligations thereunder. As a result, the Company no longer operates under any machine lease or mining services agreement. See Note 13 – Subsequent Events for further information.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consists of the cost of our products as well as labor expenses directly related to product sales or contract services, and lease and non-lease costs incurred pursuant to Machine Lease Agreements in connection with mining digital assets. The following tables present the gross profit (loss) and gross profit (loss) margin by revenue type for the periods presented.

	For the Three Months Ended
	June 30, 2026		Gross Profit (Loss)
	Revenue	COGS	$	%
Gross Margins
Product sales	$650,163	$974,664	$(324,501)	(50)%
Contract services	355,080	689,099	(334,019)	(94)%
Grant revenue	468,952	—	468,952	100%
Mining of digital assets	605,982	1,055,347	(449,365)	(74)%
Total	$2,080,177	$2,719,110	$(638,933)	(31)%

	For the Three Months Ended
	June 30, 2025		Gross Profit (Loss)
	Revenue	COGS	$	%
Gross Margins
Product sales	$1,978,066	$1,013,386	$964,680	49%
Contract services	555,836	822,637	(266,801)	(48)%
Mining of digital assets	1,118,569	1,102,738	15,831	1%
Total	$3,652,471	$2,938,761	$713,710	20%

	For the Six Months Ended
	June 30, 2026		Gross Profit (Loss)
	Revenue	COGS	$	%
Gross Margins
Product sales	$2,783,401	$2,647,679	$135,722	5%
Contract services	1,037,725	1,403,319	(365,594)	(35)%
Grant revenue	937,188	—	937,188	100%
Mining of digital assets	1,268,293	2,097,250	(828,957)	(65)%
Total	$6,026,607	$6,148,248	$(121,641)	(2)%

	For the Six Months Ended
	June 30, 2025		Gross Profit (Loss)
	Revenue	COGS	$	%
Gross Margins
Product sales	$3,138,625	$1,286,836	$1,851,789	59%
Contract services	1,594,129	2,451,448	(857,319)	(54)%
Mining of digital assets	1,368,323	1,442,738	(74,415)	(5)%
Total	$6,101,077	$5,181,022	$920,055	15%

Revenue mix plays an important part in our reported average margins for any period. Because we are introducing new revenue streams at an early stage in our development cycle, the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

Product Revenue Margins

For the three months ended June 30, 2026, the gross profit margin on product sales decreased compared to the prior year period, driven primarily by lower product sales from supply chain disruptions related to battery cell supply and power electronics in the second quarter of 2026, while expenses associated with direct labor, outsourced labor and other production costs did not decline proportionately.

For the six months ended June 30, 2026, the gross profit margin on product sales decreased compared to the prior year period, driven primarily by reduced margins recognized on various product lines during the period, and by lower product sales in the second quarter of 2026 from supply chain disruptions related to battery cell supply and power electronics without a proportionate decline in associated expenses.

Service Revenue Margins

For the three months ended June 30, 2026, the gross loss on contract services increased slightly from the prior year period in dollar terms, and the gross profit margin percentage on contract services declined, driven primarily by lower contract services revenue recognized relative to depreciation and project labor costs during the period, including excess labor and material costs on a customer engineering program that generated a gross loss during the period. Substantially all other contract services projects generated positive gross margins during the period. In the prior year period, gross losses on contract services were concentrated in two other customer engineering programs.

For the six months ended June 30, 2026, the gross loss on contract services decreased compared to the prior year period in dollar terms, driven primarily by the completion of two projects that had been impacted by excess labor hours and generated negative margins during the first quarter of 2026, partially offset by excess labor and material costs on a customer engineering program during the second quarter of 2026. The gross profit margin percentage on contract services improved compared to the prior year period, as contract services cost of revenue decreased at a faster rate than contract service revenue compared to the prior period.

Mining of Digital Asset Revenue Margins

For the three months ended June 30, 2026, the gross profit margin on mining of digital assets decreased compared to the prior year period, driven primarily by the decline in BTC prices relative to the prior year period, which reduced the value of BTC mined relative to the fixed costs associated with machine lease obligations.

For the six months ended June 30, 2026, the gross profit margin on mining of digital assets decreased compared to the prior year period, driven primarily by the decline in BTC prices relative to the prior year period, which reduced the value of BTC mined relative to the fixed costs associated with machine lease obligations. Additionally, the 2026 period includes a full six months of lease and hosting costs, while the 2025 period includes four months due to mining operations beginning in March 2025.

Grant Revenue Margins

Grant revenue, which represents a reimbursement of costs, reflected a full gross margin contribution. The related costs include $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2026 and are classified within research and development expenses.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the R&D of our CFV thermal management solution, high-areal-capacity battery electrodes, and 3D engineering for a rechargeable battery, as well as costs incurred under the Texas Space Commission award, which are reimbursed through grant revenue. R&D expenses are charged to operations as incurred. The following table presents the dollar and percentage variances in R&D expenses for the periods presented.

	For the Three Months Ended
	June 30,		Variances
	2026	2025	$	%
Operating Expenses
Research and development	$2,985,659	$2,436,754	$548,905	23%

	For the Six Months Ended
	June 30,		Variances
	2026	2025	$	%
Operating Expenses
Research and development	$4,756,159	$4,886,654	$(130,495)	(3)%

We expect that our R&D expenses will increase as we expand our future operations.

The increase in research and development expenses for the three months ended June 30, 2026 was primarily attributable to costs incurred under the Texas Space Commission grant, which are reimbursed through grant revenue.

The decrease in research and development expenses for the six months ended June 30, 2026 was primarily attributable to progress made on several key initiatives in the prior year, including third-party engineering and development services, testing equipment purchases, and investments to support manufacturing expansion, which resulted in lower activity levels and associated costs during the current period, partially offset by R&D expenses incurred related to the Texas Space Commission grant in the 2026 periods.

Selling, General, and Administrative

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

	For the Three Months Ended
	June 30,		Variances
	2026	2025	$	%
Operating Expenses
Selling, general, and administrative	$6,307,097	$6,941,599	$(634,502)	(9)%

	For the Six Months Ended
	June 30,		Variances
	2026	2025	$	%
Operating Expenses
Selling, general, and administrative	$12,839,066	$13,573,072	$(734,006)	(5)%

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2026 was primarily attributable to the conclusion of strategic investment and corporate development activities that drove costs higher during 2025, including a minority investment in an external company that did not recur during the three and six months ended June 30, 2026. Accounting, legal, consulting, and other professional fees decreased as these activities wound down. Marketing, travel, insurance, and personnel-related expenses similarly reflect lower activity levels in the current period compared to the elevated investment and expansion efforts undertaken throughout 2025.

Impairment Expense

There were no impairment expenses for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, impairment expenses were $786,397 and $1,355,174, respectively, due to the write-off of equipment deposits.

Credit Losses

During the six months ended June 30, 2026, the Company recorded a credit loss of $500,000 on Auto-Vibe assets. There was no comparable charge in the prior year period.

For the three and six months ended June 30, 2026, credit losses on accounts receivable were approximately $1.3 million, which related to a single customer and was determined based on a specific assessment of that customer’s ability to pay. There were no credit losses on accounts receivable for the three and six months ended June 30, 2025.

Other Income (Expense)

The following table presents the dollar and percentage variances in other income (expense) for the periods presented.

	For the Three Months Ended
	June 30,		Variances
	2026	2025	$	%
Other Income (Expense)
Change in fair value of digital assets	$(10,591,667)	$17,367,660	$(27,959,327)	(161)%
Interest income	47,476	168,975	(121,499)	(72)%
Miscellaneous income	7,000	—	7,000	N/A
Interest expense	(229,047)	(2,124)	(226,923)	10,684%
Change in fair value of accrued issuable equity	—	58,678	(58,678)	(100)%
Total Other Income (Expense), net	$(10,766,238)	$17,593,189	$(28,359,427)	(161)%

	For the Six Months Ended
	June 30,		Variances
	2026	2025	$	%
Other Income (Expense)
Change in fair value of digital assets	$(31,359,380)	$7,619,060	$(38,978,440)	(512)%

Interest income	85,963	337,399	(251,436)	(75)%
Miscellaneous income	7,000	—	7,000	N/A
Interest expense	(234,488)	(12,521)	(221,967)	1,773%
Change in fair value of accrued issuable equity	—	319,276	(319,276)	(100)%
Amortization of debt discount	—	(82,878)	82,878	(100)%
Gain on debt extinguishment, net	—	50,000	(50,000)	(100)%
Total Other Income (Expense), net	$(31,500,905)	$8,230,336	$(39,731,241)	(483)%

The three month change is primarily attributable to the $28.0 million unfavorable change in the fair value of BTC holdings, reflecting the change in market price of BTC, from $68,228 on April 1, 2026, to $58,554 on June 30, 2026, compared to the change from $82,560 on April 1, 2025, to $107,176 on June 30, 2025.

The six month change is primarily attributable to the $39.0 million unfavorable change in the fair value of BTC holdings, reflecting the change in market price of BTC, from $87,502 on January 1, 2026, to $58,554 on June 30, 2026, compared to the change from $93,384 on January 1, 2025, to $107,176 on June 30, 2025.

Our Bitcoin Acquisition Strategy

In December 2024, we adopted BTC as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy included acquiring and holding BTC using cash that exceeds our working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase BTC. However, for the foreseeable future, we do not expect to allocate surplus cash to BTC as we prioritize scaling our operating business, including KULR ONE and related products and services. We have not set any specific target for the amount of BTC we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional BTC transactions. This overall strategy also contemplates that we could periodically leverage or sell BTC for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our BTC holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our BTC holdings. Through June 30, 2026, KULR had not sold any BTC from its treasury holdings.

On May 7, 2026, our Board of Directors authorized management to sell digital assets as deemed necessary to fund operations and key business priorities in lieu of issuing equity. Accordingly, rather than issue equity under the ATM at current levels, we intend to sell BTC to fund our planned operations and growth initiatives, including scaling our KULR ONE Space architecture, ramping production of our KULR ONE Air products, and advancing development of our KULR ONE MAX battery backup solutions. Subsequent to June 30, 2026, we repaid the remaining outstanding principal and interest balance under our $20.0 million loan agreement with Coinbase, which resulted in the automatic release of the 565 BTC held in the collateral account. To fund the repayment, we sold an aggregate of approximately 333 BTC for total proceeds of approximately $21.5 million, at an average price of approximately $64,467 per BTC, of which we used proceeds of approximately $20.0 million to fund the principal repayment. See Note 13 – Subsequent Events for further information regarding sales of BTC subsequent to June 30, 2026.

As of June 30, 2026, we had contractual commitments with digital asset mining services providers related to the operation of digital asset mining machines. On July 30, 2025, we entered into a one-year mining services agreement, which was not renewed, with a digital asset mining services company, with total committed payments of $2.6 million, of which all were made as of June 30, 2026. In addition, on October 1, 2025, we entered into a two-year mining services agreement with a digital asset mining services company, that included certain non-lease operating expense commitments and the remaining commitments as of June 30, 2026 for future operating expenses associated with this lease totaled $2.1 million (see Note 13 – Subsequent Events, related to the termination of this agreement in July 2026).

For the three and six months ended June 30, 2026, the Company earned 8.44 and 17.23 BTC from mining operations. As of June 30, 2026, we held 1,091.69 BTC with a fair value of $63.9 million, of which 565 BTC with a fair value of $33.1 million were pledged as collateral under the Company’s loan agreement with Coinbase and are presented as digital assets, pledged as collateral, on the condensed consolidated balance sheets.

The following table presents BTC activity during the six months ended June 30, 2026:

			Weighted
			Average
	Digital Assets(1)	Bitcoin Held	Per Bitcoin
Fair value as of December 31, 2025	$93,995,256	1,074.21	$87,502
Digital assets purchased	—	—	—
Digital assets mined	1,268,293	17.23	73,594
Received as downtime credits	18,701	0.25	75,641
Change in fair value of digital assets	(31,359,380)
Fair value as of June 30, 2026	$63,922,870	1,091.69	$58,554

Less: Digital assets, pledged as collateral	(33,083,010)
Digital assets, net	$30,839,860
(1)	The source of capital used to purchase Bitcoin was primarily proceeds from ATM offerings.

Liquidity and Capital Resources

As of August 11, 2026 and June 30, 2026, we had unrestricted cash balances of $8.7 million and $12.8 million, respectively. As of June 30, 2026, we had working capital of $59.6 million. As of June 30, 2026, we also had BTC holdings of $63.9 million.

For the six months ended June 30, 2026 and 2025, net cash used in operating activities was $17.7 million and $21.5 million, respectively. Our net cash used in operations for the six months ended June 30, 2026, was primarily attributable to our net loss of $51.0 million, adjusted for non-cash expenses in the aggregate amount of $35.0 million, plus $1.7 million of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operations for the six months ended June 30, 2025, was primarily attributable to our net loss of $10.7 million, adjusted for non-cash gains in the aggregate amount of $4.2 million, plus $6.6 million of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $2.1 million and $73.6 million, respectively. Net cash used in investing activities during the six months ended June 30, 2026, was primarily related to purchases of property and equipment of $1.5 million and the payment of a holdback amount related to an asset acquisition of $0.6 million. Net cash used in investing activities during the six months ended June 30, 2025, was primarily related to purchases of digital assets of $69.9 million, equity investments of $3.3 million, and purchases of property and equipment of $0.3 million.

For the six months ended June 30, 2026 and 2025, net cash provided by financing activities was $19.6 million and $85.8 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2026, was primarily due to proceeds from our loan payable of $20.0 million, partially offset by payment of employee tax withholding on stock-based compensation of $0.4 million. Net cash provided by financing activities during the six months ended June 30, 2025, was primarily due to proceeds from ATM equity financing of $89.5 million, partially offset by issuance costs on ATM equity financing of $2.2 million, repayments of notes payable of $0.6 million, payments for deferred financing costs of $0.6 million, and payment of employee tax withholding on stock-based compensation of $0.3 million.

Future cash requirements for our June 30, 2026 current liabilities include approximately $4.4 million for accounts payable and accrued expenses, $20.0 million to repay our loan payable, of which the outstanding balance was repaid subsequent to June 30, 2026, and $0.3 million for future payments under our operating leases to be made within the next year. Future cash requirements for our long-term liabilities include $2.4 million for future payments under operating leases. In July 2026, we terminated our digital asset mining services agreement and we were relieved of future commitments of $2.1 million in exchange for an early termination fee of $0.15 million.

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

On December 22, 2025, the Company decided to pause its ATM transactions, and subsequently extended that pause through September 30, 2026. During the six months ended June 30, 2026, the Company fully drew down its Master Loan Agreement with Coinbase Credit,

Inc., resulting in $20.0 million outstanding as of June 30, 2026, which was repaid in full subsequent to June 30, 2026, and accordingly, the full $20.0 million loan facility remains available as of the date of this filing. As of June 30, 2026, we believe that our cash on hand, BTC holdings and working capital balances will be sufficient to meet our obligations as they become due over the next twelve months from the date these condensed consolidated financial statements were issued.

Our ATM transactions remain paused as of the date of this filing.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Dated: August 13, 2026	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Michael Kimel
Michael Kimel
Chief Financial Officer
(Principal Financial and Accounting Officer)