Form 10-Q
period 2026-09-30
KULR Technology Group, Inc.
filed 2026-11-10
CIK 1662684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 6, 2026, there were 46,280,543 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current Assets:
Cash	$54,460,036	$13,300,188
Restricted cash	142,025	—
Accounts receivable, net of allowance for credit losses of $2,345,878 and $1,450,000 as of September 30, 2026 and December 31, 2025, respectively	6,905,804	2,076,556
Grant receivable	1,298,148	1,886,376
Inventory	4,364,540	581,156
Inventory deposits	1,134,438	839,644
Auto-Vibe assets	—	5,046,759
Prepaid expenses and other current assets	1,970,444	1,323,334
Current assets of discontinued operations	—	502,515
Total Current Assets	70,275,435	25,556,528
Digital assets, non-current	—	93,995,256
Restricted cash, non-current	142,025	—
Accounts receivable, non-current, net of allowance for credit losses of $717,397 and $0 as of September 30, 2026 and December 31, 2025, respectively	—	998,772
Auto-Vibe assets, non-current, net of allowance for credit losses of $500,000 and $0 as of September 30, 2026 and December 31, 2025, respectively	4,521,759	—
Property and equipment, net	7,791,136	5,482,743
Equipment deposits	467,571	806,000
Security deposits	106,980	39,430
Intangible assets, net	271,934	370,925
Operating lease right-of-use assets	2,544,585	1,338,657
Deferred financing costs	276,690	276,690
Non-current assets of discontinued operations	—	102,703
Total Assets	$86,398,115	$128,967,704

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2026	2025
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,947,880	$3,173,813
Accrued expenses and other current liabilities	3,043,945	2,368,914
Operating lease liabilities, current portion	556,011	366,937
Deferred revenue	334,188	107,267
Current liabilities of discontinued operations	—	260,000
Total Current Liabilities	5,882,024	6,276,931
Operating lease liabilities, non-current portion	2,279,657	1,078,575
Total Liabilities	8,161,681	7,355,506

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
Series A Voting Preferred Stock, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at September 30, 2026 and December 31, 2025;	100	100
Series B Convertible Preferred Stock, 31,000 shares designated; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Series C Convertible Preferred Stock, 400 shares designated; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Series D Convertible Preferred Stock, 650 shares designated; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 46,302,465 and 46,280,543 shares issued and outstanding at September 30, 2026, respectively; 46,063,172 and 46,041,250 shares issued and outstanding at December 31, 2025, respectively	4,630	4,606
Additional paid-in capital	270,859,319	267,712,241
Treasury stock, at cost; 21,922 shares held at September 30, 2026 and December 31, 2025	(393,744)	(393,744)
Accumulated deficit	(192,233,871)	(145,711,005)
Total Stockholders’ Equity	78,236,434	121,612,198
Total Liabilities and Stockholders’ Equity	$86,398,115	$128,967,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$7,396,716	$2,488,237	$12,155,030	$7,220,991
Cost of revenue	7,126,888	2,066,887	11,177,886	5,805,171
Gross Profit	269,828	421,350	977,144	1,415,820
Operating Expenses
Research and development	5,019,496	2,323,010	9,775,655	7,209,664
Selling, general, and administrative	5,907,843	6,062,159	18,451,019	19,534,409
Credit losses on accounts receivable	340,386	780,643	1,613,275	780,643
Credit losses on R&D activity	—	—	500,000	—
Impairment of equipment deposits	—	—	—	1,355,174
Total Operating Expenses	11,267,725	9,165,812	30,339,949	28,879,890
Loss From Operations	(10,997,897)	(8,744,462)	(29,362,805)	(27,464,070)

Other Income (Expense)
Change in fair value of digital assets	15,777,022	6,837,563	(15,582,358)	14,456,623
Impairment of equity investment	—	(3,325,045)	—	(3,325,045)
Credit loss on loan receivable	—	(1,832,690)	—	(1,832,690)
Interest income	99,774	130,408	185,737	467,807
Miscellaneous income	39	89,815	7,039	409,091
Interest expense	(70,710)	(135,390)	(305,198)	(147,911)
Digital asset fees and commissions	(120,331)	—	(120,331)	—
Amortization of debt discount	—	—	—	(82,878)
Gain on debt extinguishment, net	—	—	—	50,000
Total Other Income (Expense)	15,685,794	1,764,661	(15,815,111)	9,994,997
Income (Loss) From Continuing Operations	4,687,897	(6,979,801)	(45,177,916)	(17,469,073)
Income (Loss) From Discontinued Operations, net of tax	(220,103)	5,886	(1,344,950)	(169,351)
Net Income (Loss)	$4,467,794	$(6,973,915)	$(46,522,866)	$(17,638,424)

Net Income (Loss) Per Share
Basic – continuing operations	$0.10	$(0.17)	$(0.98)	$(0.46)
Basic – discontinued operations	$0.00	$0.00	$(0.03)	$(0.01)
Basic – net income (loss)	$0.10	$(0.17)	$(1.01)	$(0.47)
Diluted – continuing operations	$0.10	$(0.17)	$(0.98)	$(0.46)
Diluted – discontinued operations	$0.00	$0.00	$(0.03)	$(0.01)
Diluted – net income (loss)	$0.10	$(0.17)	$(1.01)	$(0.47)

Weighted Average Number of Common Shares Outstanding
Basic	46,312,406	41,137,530	46,290,578	37,800,133
Diluted	46,435,070	41,137,530	46,290,578	37,800,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2026	1,000,000	$100	46,063,172	$4,606	$267,712,241	21,922	$(393,744)	$(145,711,005)	$121,612,198
Shares withheld for employee payroll tax obligations	—	—	(112,824)	(11)	(375,987)	—	—	—	(375,998)
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	328,739	33	(33)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,446,613	—	—	—	1,446,613
Amortization of stock options	—	—	—	—	12,865	—	—	—	12,865
Net loss	—	—	—	—	—	—	—	(29,019,844)	(29,019,844)
Balance - March 31, 2026	1,000,000	100	46,279,087	4,628	268,795,699	21,922	(393,744)	(174,730,849)	93,675,834
Shares withheld for employee payroll tax obligations	—	—	(10,117)	(1)	(38,685)	—	—	—	(38,686)
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	24,999	2	(2)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	900,080	—	—	—	900,080
Amortization of stock options	—	—	—	—	7,965	—	—	—	7,965
Net loss	—	—	—	—	—	—	—	(21,970,816)	(21,970,816)
Balance - June 30, 2026	1,000,000	100	46,293,969	4,629	269,665,057	21,922	(393,744)	(196,701,665)	72,574,377
Shares withheld for employee payroll tax obligations	—	—	(2,755)	—	(8,822)	—	—	—	(8,822)
Stock-based compensation:
Common stock issued upon vesting of restricted stock units	—	—	11,251	1	(1)	—	—	—	—
Amortization of restricted common stock	—	—	—	—	1,196,326	—	—	—	1,196,326
Amortization of stock options	—	—	—	—	6,759	—	—	—	6,759
Net income	—	—	—	—	—	—	—	4,467,794	4,467,794
Balance - September 30, 2026	1,000,000	$100	46,302,465	$4,630	$270,859,319	21,922	$(393,744)	$(192,233,871)	$78,236,434

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(46,522,866)	$(17,638,424)
Less: loss from discontinued operations, net of tax	(1,344,950)	(169,351)
Loss from continuing operations	(45,177,916)	(17,469,073)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Credit losses on accounts receivable	1,613,275	780,643
Credit losses on R&D activity	500,000	—
Amortization of debt discount	—	82,878
Non-cash operating lease expense	330,849	432,146
Gain on debt extinguishment	—	(50,000)
Depreciation and amortization expense	857,013	920,694
Stock-based compensation	3,570,608	4,510,241
Impairment of equity investment	—	3,325,045
Credit loss on loan receivable	—	1,832,690
Impairment of equipment deposits	—	1,355,174
Change in fair value of accrued issuable equity	—	(409,091)
Digital asset fees and commissions	120,331	—
Change in fair value of digital assets	15,582,358	(14,456,623)
Subtotal	22,574,434	(1,676,203)
Changes in operating assets and liabilities:
Accounts receivable	(4,855,523)	(1,817,074)
Auto-Vibe assets	25,000	—
Inventory	(3,783,384)	(239,142)
Inventory deposits	(294,794)	(457,892)
Prepaid expenses and other current assets	(647,110)	233,418
Security deposits	(67,550)	—
Accounts payable	(1,402,020)	(823,429)
Accrued expenses and other current liabilities	1,269,891	98,711
Operating lease liabilities	(146,621)	(415,482)
Deferred revenue	226,921	(11,279)
Subtotal	(9,675,190)	(3,432,169)
Net Cash Used In Operating Activities – Continuing Operations	(32,278,672)	(22,577,445)
Cash Flows From Investing Activities:
Proceeds from sale of digital assets, net of transaction costs	80,100,339	—
Loan receivable	—	(1,832,690)
Equity investments	—	(3,325,045)
Equipment deposits	(1,601,889)	(59,763)
Payment of holdback amount related to Caban asset acquisition	(594,860)	—
Purchases of property and equipment	(950,010)	(581,702)
Purchases of digital assets	—	(79,700,002)
Net Cash Provided By (Used In) Investing Activities – Continuing Operations	76,953,580	(85,499,202)
Cash Flows From Financing Activities:
Proceeds from loan payable	20,000,000	8,000,000
Repayments of loan payable	(20,000,000)	(4,200,000)
Proceeds from ATM equity financing	—	107,311,618
Issuance costs on ATM equity financing (1)	—	(2,685,424)
Proceeds from exercise of stock options	—	10,815
Payments for deferred financing costs	—	(562,016)
Repayments of notes payable	—	(577,674)
Repayment of finance lease liability	—	(1,840)
Payment of employee tax withholdings from shares withheld	(423,506)	(332,174)
Net Cash Provided By (Used In) Financing Activities – Continuing Operations	(423,506)	106,963,305
Cash Flows From Discontinued Operations:
Net cash used in operating activities	(2,807,504)	(8,129,920)
Net Cash Used In Discontinued Operations	(2,807,504)	(8,129,920)
Net Increase (Decrease) In Cash and Restricted Cash	41,443,898	(9,243,262)
Cash and Restricted Cash - Beginning of Period	13,300,188	29,831,858
Cash and Restricted Cash - End of Period	$54,744,086	$20,588,596
(1)	Excludes $408,085 of deferred financing costs paid in prior periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information — Continuing Operations:

Cash paid during the period for:
Interest	$303,723	$110,432
Taxes	$—	$—

Non-cash investing and financing activities:
Deposits applied to property and equipment purchases	$1,940,318	$—
Right-of-use asset for operating lease liability	$1,536,777	$691,852
Accounts payable and accrued expenses for property and equipment purchases	$176,087	$16,604
Deferred financing costs charged to additional paid-in capital	$—	$408,085
Shares returned to treasury for employee payroll tax obligations	$—	$97,522
Preferred shares issued for no consideration	$—	$27
Common shares issued for restricted stock units vested	$36	$14
Common stock issued in satisfaction of accrued issuable equity	$—	$69,500

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

Reverse Stock Split

On June 23, 2025, the Company effected a reverse stock split wherein each eight shares of common stock outstanding immediately prior to the effective date was combined and converted into one share of common stock (the “Reverse Stock Split”). All share and per share amounts in this Quarterly Report have been adjusted to reflect the effect of the Reverse Stock Split as if the Reverse Stock Split occurred as of the earliest period presented.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 31, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited financial statements included in the Form 10-K.

Discontinued Operations

In July 2026, the Company made a decision to exit its Bitcoin (“BTC”) mining operations, which previously comprised the Mining of Digital Assets reportable segment. All BTC mining operations ceased effective July 31, 2026. The Company determined that the exit represents a strategic shift that has a major effect on its operations and financial results. Accordingly, the results of the BTC mining operations are presented as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented, and prior-period amounts have been recast to conform to the current-period presentation. In addition, all assets and liabilities related to the BTC mining operations have been separately identified on the December 31, 2025 condensed consolidated comparative balance sheet. No assets or liabilities related to the BTC mining operations remained as of September 30, 2026. Following the exit, the Company operates as a single reportable segment, the Energy Management Platform (“EMP”) segment. Unless otherwise noted, the notes to the condensed consolidated financial statements relate to continuing operations. See Note 3 – Discontinued Operations. The decision to exit BTC mining operations preceded the Company’s decision made in September 2026 to sell all BTC (see Note 4 – Digital Assets).

Liquidity

As of September 30, 2026, the Company had unrestricted cash of approximately $54.5 million. The Company sold all of its BTC during the three months ended September 30, 2026 for net proceeds of approximately $80.1 million, a portion of which was used to repay its outstanding loan balance of $20.0 million, plus interest (see Note 4 – Digital Assets). The Company believes that its cash on hand and other working capital will be sufficient to meet its obligations as they become due over the next twelve months from the date these condensed consolidated financial statements were issued.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2025, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, allowance for credit losses, valuation of inventory, valuation of intangible assets, digital assets, property, plant and equipment, stock-based compensation, deferred revenue and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Restricted Cash

Restricted cash consists of cash held at a financial institution as collateral for a letter of credit of $284,050 issued in connection with the Company’s lease of its Houston, Texas facility (the “Houston Facility Lease”) entered into during the nine months ended September 30, 2026 (see Note 9 – Leases). The collateral requirement decreases by approximately 50% each year during the lease term, therefore a portion of the restricted cash has been classified as current. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30,	December 31,
	2026	2025
Cash	$54,460,036	$13,300,188
Restricted cash, current	142,025	—
Restricted cash, non-current	142,025	—
Total cash and restricted cash	$54,744,086	$13,300,188

Concentrations of Credit Risk

Financial assets that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, accounts receivable and Auto-Vibe assets. The Company’s concentrations of credit risk also include concentrations from key customers and vendors.

Cash Concentrations

A significant portion of the Company’s cash is held at one major financial institution. The Company has not experienced any losses in such accounts. Cash held in US bank institutions is currently insured by the FDIC up to $250,000 at each institution. There were uninsured cash balances of $54,244,086 and $12,800,188 as of September 30, 2026 and December 31, 2025, respectively.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer and Revenue Concentrations

During the three and nine months ended September 30, 2026 and 2025, the Company had certain customers whose revenue individually represented 10% or more of total revenue from continuing operations, or whose accounts receivable balances individually represented 10% or more of total accounts receivable, as follows:

	Revenue				Accounts Receivable
	For the Three Months Ended		For the Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	51%	*	33%	*	47%	*
Customer B	34%	*	22%	*	31%	*
Customer C	*	*	11%	*	*	*
Customer D	*	31%	*	18%	*	20%
Customer E	*	14%	*	12%	*	*
Customer F	*	*	*	*	*	46%
Customer G	*	*	*	*	*	17%
Total	85%	45%	66%	30%	78%	83%
*	Less than 10%

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

Custody of Digital Assets

Prior to their sale, the Company held its digital assets, consisting solely of BTC, in a custodial account at Coinbase, a U.S. based, institutional-grade custodian. During the three and nine months ended September 30, 2026, the Company sold all of its BTC previously held, totaling 1,099.09 BTC, for gross proceeds of $80,220,670, or net proceeds of $80,100,339 after deducting fees and commissions of $120,331 (see Note 4 – Digital Assets). As of September 30, 2026, the Company held no digital assets and, accordingly, was no longer exposed to custodial risk related to digital assets.

Vendor Concentrations

During the three and nine months ended September 30, 2026 and 2025, the following vendors individually represented 10% or more of total purchases from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Vendor A	78%	*	64%	12%
Vendor B	*	14%	*	*
Total	78%	14%	64%	12%

*Less than 10%

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

The Company uses its historical loss experience and makes appropriate adjustments for current and forecasted macroeconomic conditions, known customer financial distress, or other specific risk factors. A receivable is written off against the allowance when the Company determines that all reasonable collection efforts have been exhausted. As of September 30, 2026 and December 31, 2025, the allowance for credit losses on customer accounts receivable was $3,063,275 and $1,450,000, respectively. Of the $3,063,275 allowance as of September 30, 2026, $2,345,878 was recorded against current accounts receivable and $717,397 was recorded against noncurrent accounts receivable. See Note 5 – Auto-Vibe Assets for information regarding a separate allowance for credit losses of $500,000 on the Auto-Vibe receivable.

Digital Assets

The Company previously invested in BTC, which is a digital asset. Digital assets are subject to limited regulatory oversight and there is no central marketplace for asset exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Certain digital asset exchanges have been closed due to fraud, failure or security breaches.

Prior to the sale of all of its BTC during the three months ended September 30, 2026, the Company reflected digital assets at fair value on the condensed consolidated balance sheets and the activity from the remeasurement of digital assets at fair value on the condensed consolidated statements of operations and cash flows. During the three and nine months ended September 30, 2026, the Company sold all of its BTC previously held, totaling 1,099.09 BTC, for net proceeds of $80,100,339, resulting in cumulative realized losses of $30,221,546. As of September 30, 2026, the Company held no digital assets. See Note 4 – Digital Assets for further information.

Digital assets were valued using prices as reported by the Company’s principal market, Coinbase, as of the date and time of determination. Since the digital assets are traded on a 24-hour period, the Company used the price at 4:00pm Eastern Standard Time (“EST”) to value its digital assets.

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

Inventory is comprised of carbon fiber velvet thermal interface solutions and internal short circuit batteries, which are available for sale, as well as raw materials related primarily to the manufacture of safe cases, battery assemblies under the Company’s KULR ONE platform, including space, defense and aviation battery assemblies (“KULR ONE products”) and other battery products. Safe cases provide a safe and cost-effective solution to commercially store and transport lithium batteries and mitigate the impacts of cell-to-cell thermal runaway propagation. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value.

On occasion, the Company pays for inventory prior to receiving the goods. These payments are recorded as inventory deposits until the goods are received and are reflected as a current asset in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, inventory deposits were $1,134,438 and $839,644, respectively.

Inventory at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$1,683,590	$237,661
Finished goods	2,680,950	343,495
Total inventory	$4,364,540	$581,156

Inventory is held primarily at the Company’s facilities in Webster and Houston, Texas, with certain inventory held at international contract manufacturers.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and financial liabilities, such as cash, restricted cash, accounts receivable, grant receivable, accounts payable, accrued expenses and other current liabilities approximate fair values due to the short-term nature of these instruments.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The carrying amount of the Company’s digital assets was recorded at fair value in accordance with ASC 820, based on quoted prices on the active exchange that the Company determined was the principal market for such assets (Level 1 inputs). The cost basis of digital assets was determined using the first-in, first-out method of each unit received. Changes in fair value of digital assets are recorded to other income (expense), net in the Company’s condensed consolidated statement of operations.

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

The Company’s sales contracts typically have 30-90 day payment terms. For sales contracts with payment terms of more than one year, the Company determines whether there is a significant financing component, and if so, revenue is recognized at an amount that represents the present value of the payments, and interest income is recognized over the contractual period using the effective interest method, reflected in other income on the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2026 and 2025, the Company recognized revenue primarily from the following different types of contracts:

●	Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer. For certain product sales contracts, the Company acts as an agent and revenue in connection with these contracts is presented net of the related costs.
●	Contract services – Revenue is recognized pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. Contract services revenue that is recognized over time may be recognized using the input method, based on labor hours expended, or using the output method based on milestones achieved, depending on the contract.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Grant revenue - The Company has determined that government grant revenue does not fall under the Financial Accounting Standards Board (“FASB”) ASC 606. Under the grant contract with the Texas Space Commission (“Texas Grant”) entered into during September 2025, the Texas Space Commission receives no direct benefit from the product development and therefore does not meet the definition of a customer pursuant to ASC 606. As there was no authoritative guidance under U.S. GAAP on accounting for grants related to for-profit business entities when the Company entered into the Texas Grant, the Company has applied the guidance in ASC 958 Not-for-Profit Entities by analogy. Further, the Texas Grant is considered a conditional contribution because the Texas Grant can only be used to reimburse allowable expenses. The grant is for the research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of the Company’s ongoing major or central activities. As such, the grant is considered revenue, which is only recognized when qualifying costs are incurred and it is reasonably assured that the conditions for reimbursement will be met.

The following table summarizes the Company’s revenue recognized in its condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue Recognized at a Point in Time:
Product sales	$6,489,053	$1,624,929	$9,272,454	$4,763,554
Contract services	105,600	362,276	898,208	1,783,273
Grant revenue	681,623	501,032	1,618,811	501,032
Total	7,276,276	2,488,237	11,789,473	7,047,859
Revenue Recognized Over Time:
Contract services	120,440	—	365,557	173,132
Total Revenue	$7,396,716	$2,488,237	$12,155,030	$7,220,991

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable, and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition. However, we sometimes receive advances or deposits from our customers resulting in contract liabilities (See Deferred Revenue, below). As of September 30, 2026 and December 31, 2025, the Company had customer accounts receivable, net of $6,905,804 and $3,075,328, respectively.

Deferred Revenue

Deferred revenue represents payments received from customers for which the Company had not yet satisfied its performance obligation under the contract, or the customers or grantors have not officially accepted the goods or services provided under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. The Company did not recognize revenue from performance obligations satisfied in prior periods during the three months ended September 30, 2026 or 2025. During the nine months ended September 30, 2026 and 2025, the Company recognized $104,478 and $21,489 of revenue that was deferred at the previous year end, respectively. Deferred revenues were $334,188 and $107,267 as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, deferred revenue included deferred grant revenue of $268,823 and $0, respectively, related to the Texas Grant. Because government grants are not within the scope of ASC 606 and the grantor is not a customer, this amount is not customer deferred revenue; it represents amounts received under the Texas Grant in advance of recognizing the related grant revenue, which is recognized as qualifying costs are incurred. See “Grant revenue” within Note 2 – Summary of Significant Accounting Policies for further information.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred Labor Costs

As of September 30, 2026 and December 31, 2025, the Company had $366,504 and $216,874, respectively, of deferred labor costs, which is part of prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. Deferred labor costs represent costs incurred to fulfill the Company’s deferred contract service revenue. The Company will recognize the deferred labor costs as cost of revenue at the point in time that the Company satisfies its performance obligation under the respective contract, which is generally at the time the services are fulfilled and/or accepted by the customer.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel-related costs, materials and supplies, third-party engineering and development services, and testing and related costs. Research and development expenses were $5,019,496 and $2,323,010 for the three months ended September 30, 2026 and 2025, respectively, and $9,775,655 and $7,209,664 for the nine months ended September 30, 2026 and 2025, respectively.

Advertising and Marketing Costs

Advertising costs are expensed in the period incurred. Advertising costs charged to operations for the three months ended September 30, 2026 and 2025 were $402,735 and $1,040,240, respectively. Advertising costs charged to operations for the nine months ended September 30, 2026 and 2025 were $976,004 and $4,347,071, respectively, and are included in selling, general and administrative expense in the condensed consolidated statements of operations.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award since the fair value of the award is more readily determinable than the value of the services. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company generally issues new shares of common stock out of its authorized shares, but may issue treasury stock when available. Forfeitures are recorded as they occur.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations, and net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing those same amounts by the weighted average number of common and dilutive common-equivalent shares outstanding during the period. Income (loss) from continuing operations is used to determine whether potential common shares are dilutive.

The following table presents the computation of basic and diluted net income (loss) per share for continuing operations, discontinued operations and net income (loss):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Income (loss) from continuing operations	$4,687,897	$(6,979,801)	$(45,177,916)	$(17,469,073)
Income (loss) from discontinued operations, net of tax	(220,103)	5,886	(1,344,950)	(169,351)
Net income (loss)	$4,467,794	$(6,973,915)	$(46,522,866)	$(17,638,424)

Denominator (weighted average quantities):
Common shares issued	46,290,689	41,056,406	46,262,127	37,721,144
Less: Treasury shares	(21,922)	(21,922)	(21,922)	(21,323)
Less: Unvested restricted stock awards	(3,236)	(7,812)	(3,714)	(8,402)
Add: Accrued issuable equity	—	17,108	—	14,964
Add: Vested unissued restricted stock units	46,875	93,750	54,087	93,750
Denominator for basic net income (loss) per share	46,312,406	41,137,530	46,290,578	37,800,133

Add: Dilutive effect of stock-based awards	122,664	—	—	—
Denominator for diluted net income (loss) per share	46,435,070	41,137,530	46,290,578	37,800,133

Net income (loss) per share – basic:

Continuing operations	$0.10	$(0.17)	$(0.98)	$(0.46)
Discontinued operations	0.00	0.00	(0.03)	(0.01)
Net income (loss)	$0.10	$(0.17)	$(1.01)	$(0.47)

Net income (loss) per share – diluted:
Continuing operations	$0.10	$(0.17)	$(0.98)	$(0.46)
Discontinued operations	0.00	0.00	(0.03)	(0.01)
Net income (loss)	$0.10	$(0.17)	$(1.01)	$(0.47)

The following shares were excluded from the calculation of weighted average dilutive common shares for the three and nine months ended September 30, 2026 and 2025 because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Unvested restricted stock awards	3,125	7,812	3,125	7,812
Unvested restricted stock units	736,680	1,158,816	1,841,208	1,158,816
Options	25,000	26,250	25,000	26,250
Warrants	—	88,905	—	88,905
Total shares excluded	764,805	1,281,783	1,869,333	1,281,783

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For purposes of the diluted net income per share calculation for the three months ended September 30, 2026, unvested restricted stock units, unvested restricted stock awards and stock options were considered to be potentially dilutive securities, and those that were dilutive (122,664 incremental shares, determined using the treasury stock method) were included in the calculation of diluted net income per share for the three months ended September 30, 2026.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or net income (loss) per share.

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

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly reviewed by management in deciding how to allocate resources and evaluate performance. Management has determined that the Company operates as a single operating and reportable segment, the EMP, as discussed more fully in Note 12. Prior to its exit from BTC mining in July 2026, the Company also reported a Mining of Digital Assets segment, the results of which are presented as discontinued operations for all periods presented (see Note 3 – Discontinued Operations). In determining the appropriateness of segment definition, the Company considers the criteria of ASC 280, Segment Reporting.

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

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the form and content of interim financial statements, adds to Topic 270 a list of required interim disclosures, and establishes a principle requiring disclosure of events since the most recent annual period that have a material effect on the entity. The ASU is effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The ASU affects interim disclosures only, and the Company does not expect its adoption to have a material effect on its condensed consolidated financial statements.

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

NOTE 3 – DISCONTINUED OPERATIONS

In July 2026, the Company made a decision to exit its BTC mining operations and all such operations ceased by July 31, 2026. The Company’s BTC mining lease with Pow.re expired by its terms on July 30, 2026 and was not renewed. Pursuant to an agreement dated August 4, 2026, the Company terminated its BTC mining lease with Soluna effective July 31, 2026, prior to its scheduled expiration in October 2027. In connection with the early termination, the Company paid a termination fee of $150,000. The Company determined that the exit from BTC mining represents a strategic shift that has a major effect on its operations and financial results in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. This determination is primarily based on the following: (i) BTC mining was previously presented as a separate reportable segment, Mining of Digital Assets, and represented approximately 43% of total revenue for the year ended December 31, 2025 and 11% of total revenue for the nine months ended September 30, 2026; and (ii) digital asset mining is no longer part of the Company’s strategy, which previously included mining as a means of diversifying its revenue streams; the Company is now focused on building and scaling its core battery technology business through investment in the KULR ONE battery infrastructure platform. Accordingly, the results of the BTC mining operations are presented as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented, and prior-period amounts have been recast to conform to the current-period presentation. Assets and liabilities related to the discontinued operations have been presented separately on the condensed consolidated balance sheet as of December 31, 2025. The Company had no assets or liabilities related to the discontinued operations as of September 30, 2026. Unless otherwise noted, all notes to the condensed consolidated financial statements (other than this Note 3) relate to continuing operations.

The Company’s digital assets held as part of the Company’s treasury strategy are not part of the discontinued operations. Changes in the fair value of digital assets are presented in continuing operations.

The following table presents the carrying amounts of the major classes of assets and liabilities of the discontinued operations as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Prepaid bitcoin mining leases	$—	$206,625
Prepaid mining consulting	—	295,890
Total current assets of discontinued operations	—	502,515
Prepaid bitcoin mining leases, non-current	—	102,703
Total assets of discontinued operations	$—	$605,218

Accrued bitcoin mining costs	$—	$260,000
Total current liabilities of discontinued operations	$—	$260,000

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the results of discontinued operations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$199,689	$4,085,968	$1,467,982	$5,454,292
Cost of revenue	269,792	3,878,438	2,367,042	5,321,177
Gross profit (loss)	(70,103)	207,530	(899,060)	133,115
Selling, general, and administrative	150,000	201,644	445,890	302,466
Income (loss) from discontinued operations before income taxes	(220,103)	5,886	(1,344,950)	(169,351)
Income tax benefit (expense)	—	—	—	—
Income (loss) from discontinued operations, net of tax	$(220,103)	$5,886	$(1,344,950)	$(169,351)

Revenue from discontinued operations consists of BTC earned from mining activities. During the three months ended September 30, 2026 and 2025, 3.12 and 35.73 BTC were earned from mining operations, at an average value of approximately $64,003 and $114,357 per BTC, respectively. Downtime credits received from hosting providers were recorded as a reduction of cost of revenue. During the three months ended September 30, 2026 and 2025, the Company received BTC with an aggregate fair value of $321,089 and $310,634, respectively, from the lessors as compensation for machine downtime, which was recorded as a reduction of cost of revenue.

During the nine months ended September 30, 2026 and 2025, 20.35 and 49.95 BTC were earned from mining operations, at an average value of approximately $72,137 and $109,195 per BTC, respectively. During the nine months ended September 30, 2026 and 2025, the Company received BTC with an aggregate fair value of $339,790 and $631,160, respectively, from the lessors as compensation for machine downtime, which was recorded as a reduction of cost of revenue.

Selling, general, and administrative expense consists of mining-related consulting fees and, for the three and nine months ended September 30, 2026, the $150,000 Soluna termination fee. No income tax expense or benefit was recognized on the income (loss) from discontinued operations due to the Company’s full valuation allowance against its deferred tax assets.

Cash flows of discontinued operations are presented separately in the condensed consolidated statements of cash flows. The following table presents significant non-cash operating items and cash flows of discontinued operations for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30,
	2026	2025
Net loss from discontinued operations	$(1,344,950)	$(169,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining of digital assets	(1,467,982)	(5,454,292)
Digital assets received as downtime credits	(339,790)	(631,160)
Prepaid expenses and other assets	605,218	(1,875,117)
Accrued expenses	(260,000)	—
Net cash used in operating activities – discontinued operations	$(2,807,504)	$(8,129,920)

The following policies relate to the mining of digital assets operations, which have been presented as discontinued operations as reflected in the tables above.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Mining of Digital Assets

Prior to the termination of its digital asset mining arrangements during the three months ended September 30, 2026, the Company leased digital asset mining equipment, which provided hash rates to a mining pool operator. The Company derived revenue from its digital asset mining activities by providing hash rates as part of transaction verification services within the digital currency networks of cryptocurrencies, such as BTC, referred to as “mining of digital assets.” In consideration for these services, the Company received digital rewards which were recorded as revenue, based on the daily quantity of BTC earned, valued at the average daily price quoted on the Company’s principal market. Digital rewards were settled daily and were received at Coinbase on a one-day delay and receivable amounts were immaterial. Lease and non-lease costs associated with the digital asset mining operations were recorded as cost of revenue. If the leased machines failed to meet the minimum downtime guarantee over the contracted term, the Company received a credit (in the form of BTC) issued in accordance with the agreements. These credits were recorded as a reduction of cost of revenue. All downtime credits owed to the Company were received by September 30, 2026.

NOTE 4 – DIGITAL ASSETS

In December 2024, the Company adopted a treasury strategy which included acquiring and holding BTC using cash that exceeded working capital requirements. As of September 30, 2026, the Company had discontinued its digital asset treasury strategy, and accordingly, sold all BTC holdings by September 30, 2026. The Company does not intend to acquire or hold BTC or other digital assets as treasury reserve assets in the future.

The Company’s digital assets were comprised solely of BTC. In accordance with ASC Topic 820, Fair Value Measurement, the Company measured the fair value of its BTC based on the quoted price at 4:00pm EST on the measurement date for a single BTC on an active trading platform, Coinbase. Management determined that Coinbase, an active exchange market, represented the Company’s principal market for BTC and at 4:00pm EST, the price was considered both readily available and representative of fair value (Level 1 inputs). As of September 30, 2026, the Company held no BTC, having sold all of its digital assets during the quarter. As of December 31, 2025, the Company held 1,074.21 BTC at Coinbase with a cost basis of $108,514,113, and a fair value of $93,995,256. The Company’s digital assets were held as part of the Company’s treasury strategy, as described above, and are not included in discontinued operations. Accordingly, changes in the fair value of digital assets are presented within continuing operations. See Note 3 – Discontinued Operations.

The following table presents the rollforward of activity related to the Company’s digital assets for the nine months ended September 30, 2026:

Digital Assets
Beginning balance at January 1, 2026	$93,995,256
Additions - purchased	—
Additions - mined	1,467,982
Received as downtime credits	339,790
Change in fair value	(15,582,358)
Dispositions	(80,220,670)
Balance, September 30, 2026	$—

See Note 3 – Discontinued Operations for further information regarding the digital assets mined and received as downtime credits during the nine months ended September 30, 2026 as reflected in the table above.

Purchases of Digital Assets

During the three and nine months ended September 30, 2026, the Company did not purchase BTC. During the three months ended September 30, 2025, the Company purchased 90.00 BTC at an average cost of $108,889 per BTC, inclusive of fees and expenses, for an aggregate cost of $9,799,993. During the nine months ended September 30, 2025, the Company purchased 783.81 BTC at an average cost of $101,683 per BTC, inclusive of fees and expenses, for an aggregate cost of $79,700,002.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Sales of Digital Assets

During the three and nine months ended September 30, 2026, the Company sold 1,099.09 BTC for gross proceeds of $80,220,670, or on a net basis $80,100,339 after deducting fees and commissions of $120,331. The BTC sold had an original cost basis of $110,321,885, determined on a first-in, first-out basis, resulting in cumulative realized losses of $30,221,546 from dispositions occurring during the period. Cumulative realized losses represent the difference between the net proceeds received and the original cost basis of the BTC disposed of. The BTC sold was remeasured to fair value through the date of sale, and the resulting change in fair value is included in change in fair value of digital assets within other income (expense) in the condensed consolidated statements of operations. The fees and commissions of $120,331 were recorded as digital asset fees and commissions within other income (expense) in the accompanying condensed consolidated statements of operations. As described above, the Company’s treasury strategy no longer contemplates acquiring or holding digital assets.

Loan Agreement

During the nine months ended September 30, 2026, the Company borrowed a total of $20.0 million pursuant to the Coinbase Master Loan Agreement, which loan bore interest at 7% per annum. Using a portion of the net proceeds from the sale of BTC during the three months ended September 30, 2026, the Company repaid the outstanding principal of $20.0 million and interest balance under the Coinbase Master Loan Agreement. In accordance with the terms of the Coinbase Master Loan Agreement, the repayment resulted in the automatic release of 565 BTC that the Company had held as collateral for the loan. As of September 30, 2026, the loan has been fully repaid, and the Company has no borrowing availability under the facility following the sale of all of its BTC.

NOTE 5 – AUTO-VIBE ASSETS

In December 2025, the Company entered into a three-year Master Vehicle Sales Agreement with a licensed Dealership (the “Dealership”) in California to buy and sell automobiles as a research and development activity, for the purpose of determining whether the Company’s technology known as KULR VIBE could be deployed in the automobile market. The Company purchased a range of autos and performed vibration diagnostic testing on a select number of the autos.

During December 2025, the Company allocated $5.0 million toward this project. Since December 2025, the Company purchased and sold automobiles totaling approximately $5.0 million. The sales of autos to the Dealership did not qualify as sales to customers, therefore no revenue was recorded for the sales of these autos. During the first quarter of 2026, KULR directed the Dealership to halt further automobile purchases in connection with the Company’s cancellation of this research and development activity.

A credit loss reserve of $0.5 million was recorded during the nine months ended September 30, 2026 against the gross receivables due from the Dealership based on a term sheet that was signed by both parties regarding a proposed settlement, resulting in a net receivable balance of approximately $4.5 million as of September 30, 2026. While the terms within the term sheet did not progress, the parties, through legal counsel, are still in the process of negotiating a planned settlement of the remaining amount due and, simultaneously, the Company continues to consider all options for recovery. The Company expects that collection of the $4.5 million will likely occur beyond a one-year period and accordingly, such receivable has been reflected as a non-current asset in the September 30, 2026 condensed consolidated balance sheet.

As of September 30, 2026 and December 31, 2025, Auto-Vibe assets consisted of the following:

	Auto-Vibe Assets
	September 30,	December 31,
	2026	2025
Receivables – gross	$5,015,785	$1,837,097
Credit loss reserve on Auto-Vibe receivables	(500,000)	—
Receivables – net	4,515,785	1,837,097
Vehicles owned	—	2,269,649
Deposits in segregated account	5,974	940,013
Total Auto-Vibe assets	$4,521,759	$5,046,759

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – CABAN ASSET ACQUISITION

On December 24, 2025 (the “Acquisition Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Caban Systems, Inc. (“Caban”), a Miami-based renewable energy services and technology company, pursuant to which the Company acquired certain equipment and software used for the development, manufacture, and supply of Underwriters Laboratories (“UL”)-certified battery packs in exchange for a purchase price of $2,515,987 (the “Acquisition”). The Company paid cash of $1,921,127 on the Acquisition Date, with the remainder of $594,860 (“Holdback Amount”) to be paid in cash during 2026 based on timing of completion of delivery and installation of the equipment at the Company’s facility. During the nine months ended September 30, 2026, the Company paid the Holdback Amount in full.

In connection with the Purchase Agreement, the Company entered into a Transition Services Agreement (the “TSA”) with Caban, whereby both parties agreed to work together for approximately ninety days after the equipment was installed at the Company’s facility, to ensure a smooth transition of the manufacturing of the battery packs from Caban to KULR. In consideration for the transition services, the Company agreed to pay Caban service fees not to exceed $500,000 in the aggregate unless otherwise agreed in writing. During the three and nine months ended September 30, 2026, the Company incurred expenses in connection with the TSA and facility costs of $291,626 and $391,626, respectively, which are presented within cost of revenue in the condensed consolidated statements of operations.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025
Deferred grant expenses	$679,009	$484,344
Insurance	421,081	323,850
Deferred labor costs	366,504	216,874
Prepaid research and development expenses	247,034	—
Dues and subscriptions	92,222	22,512
Rent	91,944	58,150
Professional fees	29,422	82,219
Security deposit	—	50,213
Other	43,228	85,172
Total prepaid expenses and other current assets	$1,970,444	$1,323,334

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
Inventory purchases	$1,217,515	$92,070
Professional fees	686,196	813,889
Payroll and vacation	630,989	423,318
Caban services	291,626	—
Research and development	58,573	112,970
Royalties	42,888	37,266
Purchase consideration payable (Holdback Amount)	—	594,860
Franchise tax payable	—	145,380
Other	116,158	149,161
Total accrued expenses and other current liabilities	$3,043,945	$2,368,914

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – LEASES

Operating Leases

On May 12, 2026, the Company entered into a lease agreement for a new facility consisting of approximately 24,700 rentable square feet located in Houston, Texas. The initial lease term is 36 months, with monthly base rental payments ranging from $23,671 to $25,357, plus common area maintenance costs. The Houston Facility Lease contains an option to renew for an additional 60 months at the then-fair market rental rate but shall be no less than the annual base rent amount during the third year of the initial term, exercisable no more than nine months and no less than six months prior to the expiration of the initial term. Management assessed the renewal option as reasonably certain to be exercised, and accordingly the renewal period was included in the measurement of the initial operating lease liability and related right-of-use asset, resulting in a lease term of 96 months. The value of the operating lease liability and related right-of-use asset at inception was $1,536,777, measured using an incremental borrowing rate of 8.75%. The present value of the lease liability reflected a reduction of a $197,600 tenant improvement allowance that was received from the landlord during the three months ended September 30, 2026 after the Company completed certain tenant improvements.

In connection with the Houston Facility Lease, the Company paid a cash security deposit of $67,550, which is included in security deposits on the condensed consolidated balance sheets, and was required to secure a letter of credit of $284,050 within sixty days of the lease effective date. The letter of credit must be maintained in successive twelve-month terms throughout the lease term and, provided no event of default has occurred, is reduced to $142,025 at the beginning of the second year of the lease term and to $71,013 at the beginning of the third year. Upon delivery of the letter of credit, the landlord will refund the cash security deposit. Cash collateralizing the letter of credit is classified as restricted cash; see Note 2.

During the three and nine months ended September 30, 2026, operating lease expense was $189,583 and $476,827, respectively. During the three and nine months ended September 30, 2025, operating lease expense was $204,070 and $541,245, respectively.

Maturities of operating lease liabilities as of September 30, 2026, were as follows:

Year	Operating Lease
10/1/26 to 12/31/26	$195,392
2027	802,450
2028	828,171
2029	484,373
2030	304,281
2031	304,281
Thereafter	709,990
Total future minimum lease payments	3,628,938
Less: amount representing imputed interest	(793,270)
Present value of lease liabilities	2,835,668
Less: current portion	(556,011)
Lease liabilities, non-current portion	$2,279,657

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to the leases is as follows:

	For the Nine Months Ended
	September 30,
	2026		2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$146,621		$415,482
Repayment of finance lease liability	$—		$1,840
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,536,777		$691,852
Financing leases	$—		$—
Weighted Average Remaining Lease Term (Years)
Operating leases	5.49	years	3.45	years
Financing leases	N/A		1.75	years
Weighted Average Discount Rate
Operating leases	8.8%		10.0%
Financing leases	N/A		10.0%

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2026, the Company issued 364,989 shares of common stock upon the vesting of restricted stock units previously granted, of which 125,696 shares were withheld to cover payroll tax obligations.

Stock-Based Compensation

The following table presents information related to stock-based compensation for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Shares issued for legal services	$—	$—	$—	$26,070
Accrued issuable equity (common stock)	—	59,585	—	210,904
Amortization of stock options	6,759	10,547	27,589	37,493
Amortization of restricted stock awards and units	1,196,326	1,217,942	3,543,019	4,235,774
Total	$1,203,085	$1,288,074	$3,570,608	$4,510,241

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $1,203,085 and $3,570,608, respectively, of which $957,514 and $2,926,566 respectively, are included within selling, general and administrative expenses, and $245,571 and $644,042, respectively, are included within research and development expenses in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $1,288,074 and $4,510,241, respectively, of which $1,140,466 and $3,536,611, respectively, are included within selling, general and administrative expenses, and $147,608 and $973,630, respectively, are included within research and development expenses in the condensed consolidated statements of operations.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

A summary of stock options activity during the nine months ended September 30, 2026, is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2026	27,188	$11.33
Granted	—	—
Forfeited	(2,188)	15.41
Exercised	—	—
Outstanding, September 30, 2026	25,000	$10.98	3.1	$1,300

Exercisable, September 30, 2026	17,032	$12.76	1.8	$650

The following table presents information related to stock options as of September 30, 2026:

Options Outstanding		Options Exercisable
		Weighted
Range of	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Term	Number of
Prices	Options	In Years	Options
$2.24 - $9.60	11,875	4.8	4,375
$12.00 - $18.00	6,875	0.9	6,407
$18.48 - $27.72	6,250	0.5	6,250
	25,000	1.8	17,032

As of September 30, 2026, there was $36,709 of unrecognized stock-based compensation expense related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2.35 years.

Restricted Stock Awards

The following table presents information related to restricted stock awards (“RSAs”) activity during the nine months ended September 30, 2026:

		Weighted Average
	Shares of Restricted	Grant Date
	Common Stock	Fair Value
Non-vested RSAs, January 1, 2026	4,687	$16.48
Granted	—	—
Vested	(1,562)	16.64
Forfeited	—	—
Non-vested RSAs, September 30, 2026	3,125	$16.40

As of September 30, 2026, there was $4,487 of unrecognized stock-based compensation expense related to restricted stock awards that will be recognized over the weighted average remaining vesting period of 0.09 years.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The following table presents information related to restricted stock units (“RSUs”) activity during the nine months ended September 30, 2026:

		Weighted Average
	Restricted Stock	Grant Date
	Units	Fair Value
Non-vested RSUs, January 1, 2026	1,563,971	$11.50
Granted	797,500	2.85
Vested	(271,239)	12.48
Forfeited	(249,024)	13.97
Non-vested RSUs, September 30, 2026	1,841,208	$7.27

Vested RSUs undelivered September 30, 2026	46,875	$16.40

Reconciliation to shares issued upon vesting of RSUs:
RSUs vested during the period	271,239
Previously vested RSUs delivered during the period	93,750
Common stock issued upon vesting of RSUs	364,989

To date, RSUs have been granted to non-employee directors, employees and consultants in accordance with the Company’s 2018 and 2025 Equity Incentive Plans. Pursuant to the terms of the restricted stock unit agreements, the vested but undelivered units are to be settled on January 1, 2027.

As of September 30, 2026, there was $9,786,432 of unrecognized stock-based compensation expense related to RSUs that will be recognized over a weighted average remaining vesting period of 2.57 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be subject to legal proceedings, claims, inquiries and disputes arising in the ordinary course of business. The Company accrues for a loss contingency when it is probable that a liability has been incurred (or an asset has been impaired) and the amount of loss can be reasonably estimated, and it discloses a contingency when a loss is at least reasonably possible. Legal costs are expensed as incurred.

See Note 5 – Auto-Vibe Assets and Note 13 – Subsequent Events for additional discussion of Auto-Vibe and Section 205 matters.

NOTE 12 – SEGMENT REPORTING

Following its exit from mining of digital assets in July 2026 (see Note 3 – Discontinued Operations), the Company operates as a single operating and reportable segment, the EMP, which develops and commercializes energy management technologies, batteries and other components across a range of applications. The accounting policies of the EMP segment are the same as those described in Note 2 – Summary of Significant Accounting Policies. The results of the former Mining of Digital Assets segment are presented as discontinued operations (see Note 3 – Discontinued Operations) and are excluded from the segment information below for all periods presented, and prior-period segment information has been recast to conform to the current-period presentation.

The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, uses segment net loss to assess performance, make decisions about the allocation of operating and capital resources, and evaluate pricing strategies. The CODM is not regularly provided disaggregated expense information other than the expense captions included within the condensed consolidated statements of operations. The CODM reviews total assets on a consolidated basis; accordingly, segment assets are equal to total consolidated assets as reported in the condensed consolidated balance sheets.

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company does not have intra-entity sales or transfers.

The CODM does not consider changes in the fair value of digital assets, impairment of equity investment, or credit loss on loan receivable when reviewing segment results. These items are presented as reconciling items between segment net loss and net income (loss).

The following table presents the operations of the EMP segment and a reconciliation of segment net loss to income (loss) from continuing operations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$7,396,716	$2,488,237	$12,155,030	$7,220,991
Cost of revenue	7,126,888	2,066,887	11,177,886	5,805,171
Gross profit	269,828	421,350	977,144	1,415,820
Operating expenses
Research and development	5,019,496	2,323,010	9,775,655	7,209,664
Selling, general, and administrative(1)	5,907,843	6,062,159	18,951,019	20,889,583
Credit losses on accounts receivable	340,386	780,643	1,613,275	780,643
Total operating expenses	11,267,725	9,165,812	30,339,949	28,879,890
Segment net loss	(10,997,897)	(8,744,462)	(29,362,805)	(27,464,070)
Reconciliation of segment net loss to net income (loss):
Other (expense) income(2)	(91,228)	84,833	(232,753)	696,109
Impairment of equity investment	—	(3,325,045)	—	(3,325,045)
Credit loss on loan receivable	—	(1,832,690)	—	(1,832,690)
Change in fair value of digital assets	15,777,022	6,837,563	(15,582,358)	14,456,623
Income (loss) from continuing operations	$4,687,897	$(6,979,801)	$(45,177,916)	$(17,469,073)
(1)

Selling, general, and administrative includes credit losses on R&D activity of $500,000 for the nine months ended September 30, 2026 and impairment of equipment deposits of $1,355,174 for the nine months ended September 30, 2025.

(2)

Other expense and income include miscellaneous income and expense, interest income, interest expense, amortization of debt discount, digital asset fees and commissions, and gain (loss) on extinguishment of debt.

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

Validation of Corporate Acts Under Section 205 of the Delaware General Corporation Law

On October 23, 2026, the Company filed a verified petition (the “Petition”) in the Court of Chancery of the State of Delaware (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (the “DGCL”) seeking validation of certain corporate acts and of the Company’s outstanding shares of common stock and Series A Voting Preferred Stock (the “Series A Preferred Stock”), including the filing of the certificate of designation of the Series A Preferred Stock (collectively, the “Section 205 Action”).

KULR TECHNOLOGY GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with a review of its corporate records, the Company identified potential technical defects in the authorization of certain corporate acts taken between 2016 and 2025, consisting of (i) the 2016 certificate of amendment changing the Company’s name, (ii) the 2018 certificate of amendment increasing the Company’s authorized common stock from 100,000,000 to 500,000,000 shares, (iii) the 2017 designation of the Series A Preferred Stock and the issuances of Series A Preferred Stock to the Company’s Chief Executive Officer in January 2024 and January 2025, (iv) the June 2025 certificate of amendment effecting the 1-for-8 reverse split of the Company’s common stock and the reverse split itself and (v) the June 2025 actions of the Company’s board of directors (the “Board”) increasing the size of the Board, electing directors to fill the resulting vacancies, appointing an officer and approving compensation for two independent directors (collectively, the “Corporate Acts”).

The Company believes that the Corporate Acts were approved and effected in the good faith belief that they complied with the DGCL, and the Company, the Board, the Company’s officers and the Company’s stockholders have treated the Corporate Acts as valid. However, the Company determined to file the Petition to seek an order from the Court of Chancery to validate the Corporate Acts and eliminate any uncertainty. In addition to the Petition, the Company filed a motion for expedited proceedings in the Section 205 Action.

No assurance can be given that the Court of Chancery will grant the relief requested in the Petition or that the Section 205 Action will result in a timely resolution of the uncertainty regarding the Company’s Board composition and capitalization, if at all.

Workforce Reduction

In November 2026, as part of its effort to simplify its engineering design process and adopt an AI-first operating model, the Company is conducting a reduction in force of its personnel.  The Company expects to generate approximately $4 million in annualized cost savings upon full implementation. The restructuring is expected to be substantially completed by the end of 2026, with the anticipated savings supporting a lower operating expense base entering 2027.  The Company expects to incur severance and related costs ranging from $0.35 million to $0.65 million in connection with the reduction, substantially all of which will be recognized in the fourth quarter of 2026.  Actual savings, costs and timing may differ from current estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of KULR Technology Group, Inc. (“KULR”) and its wholly-owned subsidiary, KULR Technology Corporation (“KTC”) (collectively referred to as “KULR” or the “Company”) as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Quarterly Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking, including statements in connection with KULR’s discussions related to its October 23, 2026 petition filed in the Court of Chancery of the State of Delaware and its November 2026 workforce reduction. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in Part II, Item 1A. Risk Factors of this Quarterly Report and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and other factors that we may not know. Except as described in Part II, Item 1A of this Quarterly Report, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2026, unless disclosed elsewhere in this Quarterly Report.

Overview

KULR designs and builds advanced battery systems for autonomous platforms, digital infrastructure, e-mobility and space – sold as a product or delivered as a service subscription. The Company addresses two primary constraints in electrification: thermal management and safety. As energy and power density increase across aerospace, autonomous machines, digital infrastructure and industrial applications, managing heat generation, current density, and propagation risk becomes essential to system reliability and survivability.

KULR is establishing a fully integrated battery energy storage system design and production infrastructure in Houston, Texas. KULR brings battery pack design, prototyping, testing, certification, and manufacturing, as well as battery management system software and electronics design capabilities together under one roof. This full-stack approach enables faster development cycles and rapid transition from prototype to cost-effective volume production. The facility is designed to build high-power and high-energy battery packs that require advanced thermal, mechanical, and safety engineering. With domestic supply chain alignment and scalable production capacity, KULR is positioning itself as a leading manufacturer of advanced battery packs for mission-critical and high-performance applications in the United States.

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

The Company strives to position itself as an energy-systems platform for “physical AI,” prioritizing product revenue growth, gross margin improvement, and cost discipline across its target markets, which include space and defense, the low-altitude drone economy, AI data center backup power, Energy-as-a-Service for critical infrastructure, and robotics.

Recent Developments

Bitcoin Sales

During the three months ended September 30, 2026, we sold all of our Bitcoin (“BTC”). We sold an aggregate of 1,099.09 BTC for net proceeds of approximately $80.1 million. We used approximately $20.0 million of the proceeds to repay the outstanding principal balance under our Master Loan Agreement with Coinbase Credit, Inc., dated as of July 1, 2025, which resulted in the automatic release of the 565 BTC previously held as collateral. We expect to use the remaining proceeds to fund our planned operations and growth initiatives. As of September 30, 2026, we held no digital assets, no BTC was pledged as collateral, and no amounts remained outstanding under the Master Loan Agreement. See the section “Discontinued Bitcoin Treasury Strategy” below for further information regarding the discontinuation of our digital asset treasury strategy and the section “Exit from Bitcoin Mining” below for further information regarding the exit from our BTC mining operations.

Exit from Bitcoin Mining

Effective July 2026, we exited our BTC mining business. Our machine lease agreement with Pow.re expired by its terms on July 30, 2026 and was not renewed, and on August 4, 2026, we entered into an agreement with Soluna SW, LLC to terminate our remaining machine lease agreement, effective July 31, 2026, in exchange for an early termination fee of $0.15 million. We no longer operate under any machine lease or mining services agreements. The exit represents a strategic shift that has a major effect on our operations and financial results. Accordingly, the results of our former BTC mining business are presented as discontinued operations for all periods presented, and prior-period amounts have been recast to conform to the current-period presentation. We now operate as a single reportable segment, the Energy Management Platform. See Note 3 – Discontinued Operations to the condensed consolidated financial statements for further information.

At the Market Offering

The Company has an at-the-market offering program (“ATM”) pursuant to an ATM arrangement with Cantor Fitzgerald and Craig-Hallum, under which the Company previously announced it had decided to pause transactions through September 30, 2026. During the three and nine months ended September 30, 2026, the Company did not issue any shares of common stock pursuant to the ATM, and on September 30, 2026, the Company announced that it had extended the pause of ATM transactions through December 31, 2026.

Workforce Reduction

In November 2026, as part of its effort to simplify its engineering design process and adopt an AI-first operating model, the Company is conducting a reduction in force of its personnel.  The Company expects to generate approximately $4 million in annualized cost savings upon full implementation. The restructuring is expected to be substantially completed by the end of 2026, with the anticipated savings supporting a lower operating expense base entering 2027.  The Company expects to incur severance and related costs ranging from $0.35 million to $0.65 million in connection with the reduction, substantially all of which will be recognized in the fourth quarter of 2026. Actual savings, costs and timing may differ from current estimates.

Strategic Initiatives

KULR ONE

Through our KULR ONE battery platform, we design and manufacture high-power battery systems, and in 2027 we intend to focus our product development and commercial resources on two markets: autonomous systems and power infrastructure.

In autonomous systems, our KULR ONE Air products address uncrewed aerial vehicles (drones), while additional KULR ONE architectures serve uncrewed underwater vehicles and our KULR ONE Guardian platform supports directed energy systems, including direct-emit lasers. Each of these applications requires high power density, thermal management and safety engineering under demanding operating conditions.

In power infrastructure, our KULR ONE Max battery energy storage system (“BESS”) units are designed for distributed energy storage, including power-as-a-service energy storage deployments, where we recorded our first KULR ONE Max module revenue during the three months ended September 30, 2026. We will continue to serve select existing space and defense customers with our KULR ONE Space products and custom battery assemblies, while concentrating new program activity on the autonomous systems and power infrastructure markets described above.

A central element of this strategy is building a complete battery supply chain intended to comply with the domestic-sourcing requirements of the National Defense Authorization Act (“NDAA”) that apply to U.S. defense drone and other defense programs, including restrictions on battery cells and components from covered foreign entities of concern (FEOC). To that end, we have established partnerships with battery cell manufacturers to source cells intended to meet these requirements, we have invested in the development of our own battery management systems (“BMS”) and battery chargers so that the electronics in a KULR ONE battery system are designed and sourced under our control, and we perform final assembly, testing and certification. We believe that a compliant cell supply, proprietary BMS and charger electronics and domestic production together position us to supply NDAA-compliant battery solutions to autonomous systems customers as their programs ramp in 2027. These investments are reflected in our research and development expenses, our inventory and inventory deposits and our vendor concentration for the three months ended September 30, 2026, and their success depends on, among other things, continued cell supply, customer qualification of our products and the timing of customer programs.

KULR ONE Studio Designer Pro

Designer Pro is an internally developed, AI-driven computer-aided design and engineering platform that forms part of KULR ONE Studio, the Company's internal engineering software suite. The platform comprises two environments operating on a single design model. Designer Pro Mechanical provides parametric solid modeling, a battery design engine that generates cell arrangement, busbars and interconnects, sense harness, enclosure, shrink-wrap and rating labels from a stated requirement, and integrated thermal, structural, vibration, shock, computational fluid dynamics and thermal-runaway analysis. Designer Pro Electrical provides printed circuit board layout with design-rule checking against the board manufacturer's capabilities, battery management system boards with generated firmware, electrical and thermal board studies, and fabrication packages. Every design is held as a record in a Design Library containing its model, deliverables and revision history. In use, a KULR engineer states the requirement and reviews and signs each release, while an AI agent operates the platform to produce the design and its build package, which typically includes the three-dimensional model, assembly and component drawings, flat-pattern cutting files, a work instruction, a rating label, a bill of materials and a specification document. A total battery design, from scratch and fully released can now be condensed to as little as 4 hours depending on complexity.

The Company will use Designer Pro to shorten the design cycle for battery packs and associated electronics from weeks to hours, to maintain a library of configured pack designs that can be matched to customer requirements, and to generate complete and internally consistent manufacturing documentation. Applicable standards, including UN 38.3, IEC 62133 and UL 2580, are encoded as design rules that are checked on every build; these rules support, but do not replace, physical testing, customer qualification and first-article builds, and the Company's engineering release and quality processes will be unchanged. In October 2026, the Company began shipping battery packs designed with Designer Pro to customers within its KULR ONE AIR product line. The Company believes the platform reduces engineering cost per design and increases the speed and completeness of its responses to customer requests, although realized benefits will depend on order volume, product mix and the results of ongoing validation of the platform's electrical and pouch-cell capabilities.

KULR Intelligent Operating Systems (KIOS)

During the quarter, we continued to develop and deploy KIOS (KULR Intelligent Operating System), a proprietary enterprise grade software platform designed and built internally by the Company. KIOS began as an engineering part-numbering tool and has grown into the central system through which we run our day-to-day operations. Hosted on sovereign Company-controlled infrastructure with a single database, KIOS brings together functions that companies of our size typically spread across separate licensed applications: new product introduction (NPI), program management and scheduling; product lifecycle management (including part numbering, engineering and manufacturing bills of materials, design-file vaulting and controlled document release); quality management aligned to the AS9100 aerospace standard, including document control, change management, calibration, audits and certificates of conformance; manufacturing work orders, electronic travelers and shop-floor stations; purchasing, supplier management and shipping; sales pipeline and customer management; budgeting; and human resources administration. Employees use KIOS through a web browser or a desktop application, and the system records approvals, signatures, and revision history electronically. Because these areas share common data, a part, document, or purchase is recorded once and can be traced from design through procurement, production, inspection and shipment. We believe this supports the traceability our commercial, aerospace, defense, and government customers require.

KIOS also includes a governed artificial intelligence (AI) layer. AI agents built on commercially available large language models operate within KIOS as service users. They are subject to the same role-based permissions, approval workflows, and audit logging as employees. Within those limits, agents can draft and proofread documents, review engineering drawings, answer questions using Company records, prepare reports, and respond to internal requests submitted by email or chat. The platform includes tiered role-based access controls, multi-factor and step-up authentication for sensitive areas, encrypted storage for legal and personnel records, export-control (ITAR) designations for restricted content, and IT general controls evidence reporting. We believe that owning this platform, rather than licensing multiple third-party systems, gives us greater control over our data, lets us adapt workflows quickly as the business changes, and may reduce software licensing and integration costs over time. Internally developed systems also carry risks. These include reliance on a limited number of personnel with knowledge of the platform, the need for continued investment in maintenance and cybersecurity, and the possibility that the system does not perform as expected. We continue to evaluate extending KIOS to additional processes, including financial reporting, subject to SOX, SOC 2, and our evaluation of internal control over financial reporting.

Results of Operations

Three and Nine Months Ended September 30, 2026, Compared With Three and Nine Months Ended September 30, 2025

Unless otherwise noted, the following discussion of our results of operations relates to our continuing operations. The results of our former BTC mining business are presented as discontinued operations, and amounts for the three and nine months ended September 30, 2025 have been recast to exclude them. The results of discontinued operations are discussed separately below under “Discontinued Operations.”

Revenue

	For the Three Months Ended
	September 30,		Variances
	2026	2025	$	%
Product sales	$6,489,053	$1,624,929	$4,864,124	299%
Contract services	226,040	362,276	(136,236)	(38)%
Grant revenue	681,623	501,032	180,591	36%
Total Revenue	$7,396,716	$2,488,237	$4,908,479	197%

	For the Nine Months Ended
	September 30,		Variances
	2026	2025	$	%
Product sales	$9,272,454	$4,763,554	$4,508,900	95%
Contract services	1,263,765	1,956,405	(692,640)	(35)%
Grant revenue	1,618,811	501,032	1,117,779	223%
Total Revenue	$12,155,030	$7,220,991	$4,934,039	68%

For the three months ended September 30, 2026 and 2025, we generated $7.4 million and $2.5 million, respectively, of revenues from continuing operations from 26 and 25 customers in each period. For the nine months ended September 30, 2026 and 2025, we generated $12.2 million and $7.2 million, respectively, of revenues from continuing operations from 49 and 50 customers in each period.

Our customers and prospective customers for product and service revenue are diverse organizations, many of which have multiple levels of management, controls/procedures, and contract evaluation/authorization. Furthermore, our solutions are new and do not necessarily fit into pre-existing patterns of purchase commitments. Accordingly, the business activity cycle between expression of initial customer interest to shipping, acceptance, performance of services, and billing can be lengthy, unpredictable, and lumpy, which can influence the timing, consistency and reporting of sales growth.

Product Revenue

Product sales consist of battery systems delivered through our KULR ONE platform — including space, defense and aviation battery assemblies (“KULR ONE products”), battery modules for battery energy storage system BESS applications, battery management system hardware and lithium iron phosphate (“LFP”) battery packs — together with fiber thermal interface (“FTI”) products, thermal runaway shields (“TRS”), internal short circuit (“ISC”) and screened cells and devices, and battery storage and transport products, including cases, sleeves and kits (“Safe Cases”).

We had 22 product sales customers during the three months ended September 30, 2026, compared with 18 during the three months ended September 30, 2025. Product sales for the period were driven principally by two large orders from new customers based in Japan, which together accounted for approximately $5.7 million, or 88%, of product sales for the period. Each order consisted of KULR ONE K1M battery modules for BESS programs, with the orders totaling approximately $3.4 million and $2.3 million. The increase in product sales compared to the prior year period was primarily due to these two orders, partially offset by lower sales to certain existing aerospace and defense customers and the non-recurrence of prior year sales of atmospheric water generators and exoskeleton products, which we no longer sell.

We had 41 product sales customers during the nine months ended September 30, 2026, compared with 36 during the nine months ended September 30, 2025. Product sales for the period were driven principally by the two K1M BESS orders from new customers based in Japan, which accounted for approximately $5.7 million, or 61%, of product sales, together with an FTI program of approximately $1.1 million delivered to a new defense customer, LFP battery packs sold to a new customer and increased sales of custom lithium-ion battery assemblies to an existing defense customer. The increase compared to the prior year period was primarily due to these orders, partially offset by lower sales to our largest space customer of approximately $1.2 million, the non-recurrence of prior year sales of atmospheric water generators and exoskeleton products, which we no longer sell, and lower sales of phase change material (“PCM”) heatsinks, Safe Cases and other components.

Service Revenue

Contract services consist of battery engineering and design services, including non-recurring engineering (“NRE”), battery pack and battery management system development, and engineering consulting; cell screening and characterization; pack-level qualification and abuse testing, including calorimetry, propagation resistance testing and impingement zone mapping; and KULR VIBE vibration services.

We had 6 contract services customers during the three months ended September 30, 2026, compared with 13 during the three months ended September 30, 2025. Contract services revenue for the 2026 period was driven principally by battery management system development services, recognized over time, for our largest services customer and calorimetry testing services for our second largest services customer, which together accounted for approximately $0.2 million, or 76%, of contract services revenue. The decrease compared to the prior year period was primarily attributable to approximately $0.3 million of calorimetry, cell testing and propagation resistance testing services performed in the 2025 period that did not recur and lower KULR VIBE services volume, partially offset by the battery management system development services and services performed for other new customers.

We had 16 contract services customers during the nine months ended September 30, 2026, compared with 30 during the nine months ended September 30, 2025. Contract services revenue for the 2026 period was driven principally by battery management system development services, including NRE, recognized over time for our largest services customer and engineering services for our second largest services customer, which together accounted for approximately $0.6 million, or 49%, of contract services revenue. The decrease compared to the prior year period was primarily attributable to the completion of a large government-funded engineering program and three other significant engineering services contracts in progress during 2025, partially offset by services performed for new customers and increased calorimetry testing services for an existing customer.

Grant Revenue

Grant revenue during the three and nine months ended September 30, 2026 was $681,623 and $1,618,811, respectively, compared with $501,032 for each of the three and nine months ended September 30, 2025, related to the reimbursement of qualifying costs. Grant revenue consists of an award from the Texas Space Commission to perform research and development of cold-temperature lithium-ion battery solutions for the next generation of Lunar and Martian missions which is part of our ongoing major or central activities. The contract award was executed on September 23, 2025. Revenue is earned on the award once specific grant conditions have been met, which is generally when the costs relevant to the condition have been incurred by the Company. The increase in grant revenue for both the three and nine months ended September 30, 2026 reflects a full period of activity under the award, which was executed near the end of the three months ended September 30, 2025. Grant revenue for the 2026 periods consisted of reimbursable costs incurred under the award for work performed on the program.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue consists of the cost of our products as well as labor expenses directly related to product sales or contract services. The following tables present the gross profit and gross profit margin by revenue type for the periods presented.

	For the Three Months Ended
	September 30, 2026		Gross Profit
	Revenue	COGS	$	%
Gross Margins
Product sales	$6,489,053	$6,708,004	$(218,951)	(3)%
Contract services	226,040	418,884	(192,844)	(85)%
Grant revenue	681,623	—	681,623	100%
Total	$7,396,716	$7,126,888	$269,828	4%

	For the Three Months Ended
	September 30, 2025		Gross Profit
	Revenue	COGS	$	%
Gross Margins
Product sales	$1,624,929	$1,534,520	$90,409	6%
Contract services	362,276	532,367	(170,091)	(47)%
Grant revenue	501,032	—	501,032	100%
Total	$2,488,237	$2,066,887	$421,350	17%

	For the Nine Months Ended
	September 30, 2026		Gross Profit
	Revenue	COGS	$	%
Gross Margins
Product sales	$9,272,454	$9,355,683	$(83,229)	(1)%
Contract services	1,263,765	1,822,203	(558,438)	(44)%
Grant revenue	1,618,811	—	1,618,811	100%
Total	$12,155,030	$11,177,886	$977,144	8%

	For the Nine Months Ended
	September 30, 2025		Gross Profit
	Revenue	COGS	$	%
Gross Margins
Product sales	$4,763,554	$2,892,749	$1,870,805	39%
Contract services	1,956,405	2,912,422	(956,017)	(49)%
Grant revenue	501,032	—	501,032	100%
Total	$7,220,991	$5,805,171	$1,415,820	20%

Revenue mix plays an important part in our reported margins for any period. Because we are introducing new revenue streams at an early stage in our development cycle, the margins earned can vary significantly between periods, customers, products and services due to the learning process, customer negotiating strengths, and product mix.

Product Revenue Margins

For the three months ended September 30, 2026, the gross profit margin on product sales decreased compared to the prior year period, driven primarily by the low margin on the two initial K1M BESS module orders and gross losses on several custom battery assembly programs where direct labor and other production costs exceeded contract value. The prior year period benefited from high-margin sales of KULR ONE Space battery assemblies, partially offset by approximately $0.4 million of exoskeleton product costs for which no revenue was recognized because collectability from the customer was not probable.

For the nine months ended September 30, 2026, the gross profit margin on product sales decreased compared to the prior year period, driven primarily by the low margin on the two initial K1M BESS module orders, gross losses on several custom battery assembly programs, including custom lithium-ion battery assemblies for an existing defense customer, where direct labor and other production costs exceeded contract value, low margins on LFP battery packs, and approximately $0.2 million of Caban-related transition services and facility costs. These decreases were partially offset by the higher-margin FTI program delivered during the nine months ended September 30, 2026. The prior year period benefited from high-margin sales of KULR ONE Space battery assemblies and Safe Cases.

Service Revenue Margins

For the three months ended September 30, 2026, the gross loss margin on contract services increased compared to the prior year period, driven primarily by lower contract services revenue, a gross loss on the battery management system development program for our largest contract services customer due to excess labor and material costs, and labor costs for rework and follow-on support provided to customers on completed projects, partially offset by lower outsourced labor and depreciation costs. Substantially all other contract services projects generated positive gross margins in both periods.

For the nine months ended September 30, 2026, the gross loss margin on contract services decreased compared to the prior year period, driven primarily by lower outsourced labor costs and fewer hours incurred on service contracts, partially offset by a gross loss of approximately $0.5 million on the battery management system development program for our largest contract services customer due to excess labor and material costs.

Grant Revenue Margins

Grant revenue, which represents a reimbursement of costs, reflected a full gross margin contribution. The related costs include $0.7 million and $1.6 million, respectively, for the three and nine months ended September 30, 2026 and are classified within research and development expenses. The reimbursable costs related to the $0.5 million of grant revenue for the three and nine months ended September 30, 2025 consisted of equipment purchases totaling $0.2 million, and R&D expenses totaling $0.3 million.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the design and development of battery systems for our KULR ONE platform, including battery management systems and chargers, which include costs of internal engineers, contract engineers and third-party engineering firms. R&D expenses consist of reimbursable and non-reimbursable expenses. Reimbursable R&D expenses are costs incurred pursuant to the Texas Space Commission award, which are reimbursed through grant revenue. Non-reimbursable R&D expenses consist of all other R&D costs not eligible for reimbursement under the Texas Space Commission award. R&D expenses are charged to operations as incurred. The following table presents the dollar and percentage variances in R&D expenses for the periods presented.

	For the Three Months Ended
	September 30,		Variances
	2026	2025	$	%
Operating Expenses
Research and development – reimbursable expenses	$690,871	$281,086	$409,785	146%
Research and development – non-reimbursable expenses	4,328,625	2,041,924	2,286,701	112%
Research and development - total	$5,019,496	$2,323,010	$2,696,486	116%

	For the Nine Months Ended
	September 30,		Variances
	2026	2025	$	%
Operating Expenses
Research and development – reimbursable expenses	$1,646,895	$281,086	$1,365,809	486%
Research and development – non-reimbursable expenses	8,128,760	6,928,578	1,200,182	17%
Research and development - total	$9,775,655	$7,209,664	$2,565,991	36%

The increase in reimbursable R&D expenses for the three and nine months ended September 30, 2026, was primarily attributable to having three and nine months’ worth of reimbursable expenses in 2026 versus one month of reimbursable expenses in 2025 due to the effective date of the grant in September 2025.

The increase in non-reimbursable R&D expenses for the three and nine months ended September 30, 2026 was primarily attributable to significant investment in three areas during the third quarter. First, we developed new battery programs and battery designs for autonomous platforms, including uncrewed aerial, uncrewed underwater and directed energy applications, which required additional internal and contract engineering resources to carry new configurations through design, build and qualification. Second, we continued our development program for our own battery charger and battery management system BMS products, which are designed to meet the sourcing requirements of the National Defense Authorization Act NDAA, including increased third-party engineering costs. Third, we incurred costs associated with bringing up our battery production lines in Texas for new KULR ONE battery configurations, including process development, first-article builds and qualification runs, which were charged to research and development as incurred.

We expect that our non-reimbursable R&D expenses will decrease beginning in the fourth quarter of 2026 and further in 2027. The production line bring-up activities and the new battery pack development programs that contributed to the increase in the third quarter are expected to be substantially completed during the fourth quarter of 2026, after which the related engineering, first-article and qualification costs will not recur at the same level. Our BMS and charger development programs are expected to be completed in early 2027, after which the related third-party engineering costs will not recur. We have also deployed KULR ONE Studio Designer Pro, an AI-based engineering design tool trained on our proprietary intellectual property, including more than 900 battery pack designs on file ranging from 1S to 72S configurations and characterization data for 34 cell types from nine cell vendors; we expect the tool, which is an all in one AI driven CAE and CAD platform, to reduce the engineering hours and outside services required to design and verify each new KULR ONE battery configuration. In addition, during the fourth quarter of 2026 we implemented a reduction in force intended to streamline our development process, lower our cost structure, shorten turnaround time on customer programs and concentrate our engineering resources on our strategic customer accounts. Although we expect to incur severance and related costs ranging from $0.35 million to $0.65 million in connection with the reduction, we expect to generate approximately $4 million in annualized cost savings upon full implementation. Reimbursable costs under the Texas Space Commission award will continue to be incurred and recognized as grant revenue as qualifying work is performed. The amount and timing of any decrease will depend on the number and complexity of R&D programs, the pace of qualification activities and the extent to which our design tools deliver the expected productivity improvements.

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

	For the Three Months Ended
	September 30,		Variances
	2026	2025	$	%
Operating Expenses
Selling, general, and administrative	$5,907,843	$6,062,159	$(154,316)	(3)%

	For the Nine Months Ended
	September 30,		Variances
	2026	2025	$	%
Operating Expenses
Selling, general, and administrative	$18,451,019	$19,534,409	$(1,083,390)	(6)%

The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2026 was primarily attributable to the conclusion of strategic investment and corporate development activities that drove costs higher during 2025, including a minority investment in an external company that did not recur during the three and nine months ended September 30, 2026. Accounting, legal, consulting, and other professional fees decreased as these activities wound down. Marketing, travel, insurance, and personnel-related expenses similarly reflect lower activity levels in the current period compared to the elevated investment and expansion efforts undertaken throughout 2025, partially offset by higher personnel costs associated with new hires and costs associated with our new facility.

Impairment Expense

There were no impairment expenses for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, impairment expenses were $0 and $1.4 million, respectively, due to the write-off of equipment deposits.

Credit Losses

During the nine months ended September 30, 2026, we recorded a credit loss of $0.5 million on Auto-Vibe assets. There was no comparable charge for Auto-Vibe assets in the prior year period.

For the three months ended September 30, 2026, credit losses on accounts receivable were approximately $0.3 million, which related to a single customer and was determined based on a specific assessment of that customer’s ability to pay. For the nine months ended September 30, 2026, credit losses on accounts receivable were approximately $1.6 million, which related to two customers and were determined based on specific assessments of each customer’s ability to pay. For the three and nine months ended September 30, 2025, credit losses on accounts receivable were approximately $0.8 million, which related to a single customer and was determined based on a specific assessment of that customer’s ability to pay.

Other Income (Expense)

The following table presents the dollar and percentage variances in other income (expense) for the periods presented.

	For the Three Months Ended
	September 30,		Variances
	2026	2025	$	%
Other Income (Expense)
Change in fair value of digital assets	$15,777,022	$6,837,563	$8,939,459	131%
Impairment of equity investment	—	(3,325,045)	3,325,045	(100)%
Credit loss on loan receivable	—	(1,832,690)	1,832,690	(100)%
Interest income	99,774	130,408	(30,634)	(23)%
Digital asset fees and commissions	(120,331)	—	(120,331)	N/A
Miscellaneous income	39	89,815	(89,776)	(100)%
Interest expense	(70,710)	(135,390)	64,680	(48)%
Total Other Income (Expense)	$15,685,794	$1,764,661	$13,921,133	789%

	For the Nine Months Ended
	September 30,		Variances
	2026	2025	$	%
Other Income (Expense)
Change in fair value of digital assets	$(15,582,358)	$14,456,623	$(30,038,981)	(208)%
Impairment of equity investment	—	(3,325,045)	3,325,045	(100)%
Credit loss on loan receivable	—	(1,832,690)	1,832,690	(100)%
Interest income	185,737	467,807	(282,070)	(60)%
Digital asset fees and commissions	(120,331)	—	(120,331)	N/A
Miscellaneous income	7,039	409,091	(402,052)	(98)%
Interest expense	(305,198)	(147,911)	(157,287)	106%
Gain on debt extinguishment, net	—	50,000	(50,000)	(100)%
Amortization of debt discount	—	(82,878)	82,878	(100)%
Total Other Income (Expense)	$(15,815,111)	$9,994,997	$(25,810,108)	(258)%

The three and nine month aggregate variances primarily relate to the variance associated with the change in the fair value of digital assets, partially offset by the change in the impairment and credit loss charges.

Discontinued Operations

The following tables present the dollar and percentage variances in the results of discontinued operations for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended
	September 30,		Variances
	2026	2025	$	%
Discontinued Operations
Revenue	$199,689	$4,085,968	$(3,886,279)	(95)%
Cost of revenue	269,792	3,878,438	(3,608,646)	(93)%
Gross profit (loss)	(70,103)	207,530	(277,633)	(134)%
Selling, general, and administrative	150,000	201,644	(51,644)	(26)%
Income (loss) from discontinued operations, net of tax	$(220,103)	$5,886	$(225,989)	(3,839)%

	For the Nine Months Ended
	September 30,		Variances
	2026	2025	$	%
Discontinued Operations
Revenue	$1,467,982	$5,454,292	$(3,986,310)	(73)%
Cost of revenue	2,367,042	5,321,177	(2,954,135)	(56)%
Gross profit (loss)	(899,060)	133,115	(1,032,175)	(775)%
Selling, general, and administrative	445,890	302,466	143,424	47%
Income (loss) from discontinued operations, net of tax	$(1,344,950)	$(169,351)	$(1,175,599)	694%

Loss from discontinued operations, net of tax, was $220,103 and $1,344,950 for the three and nine months ended September 30, 2026, respectively, compared with income from discontinued operations, net of tax, of $5,886 and a loss from discontinued operations, net of tax, of $169,351 for the three and nine months ended September 30, 2025, respectively. Discontinued operations consist entirely of our former BTC mining business, which we exited in July 2026.

Revenue from mining of digital assets was $0.2 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, compared with $4.1 million and $5.5 million for the three and nine months ended September 30, 2025, respectively. The decrease was primarily due to fewer BTC earned, reflecting the expiration and termination of our machine lease agreements in July 2026, and a lower average fair value of BTC on the dates earned. We earned 3.12 and 35.73 BTC during the three months ended September 30, 2026 and 2025, respectively, and 20.35 and 49.95 BTC during the nine months ended September 30, 2026 and 2025, respectively, at an average fair value of approximately $64,003 and $114,357 per BTC for the three months ended September 30, 2026 and 2025, respectively, and $72,137 and $109,195 per BTC for the nine months ended September 30, 2026 and 2025, respectively. We earned no BTC from mining operations after July 2026.

Cost of revenue of discontinued operations, which consists of lease and non-lease costs incurred under our machine lease agreements, was $0.3 million and $2.4 million for the three and nine months ended September 30, 2026, respectively, compared with $3.9 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. Mining revenue excludes BTC received from the lessors as compensation for machine downtime, which we record as a reduction of mining and lease costs. The aggregate fair value of BTC received as downtime compensation was $321,089 and $310,634 for the three months ended September 30, 2026 and 2025, respectively, and $339,790 and $631,160 for the nine months ended September 30, 2026 and 2025, respectively. The three months ended September 30, 2026 includes only one month of lease and hosting costs.

Selling, general and administrative expenses of discontinued operations were $0.15 million and $0.4 million for the three and nine months ended September 30, 2026, respectively. The three months ended September 30, 2026 consisted of the $0.15 million early termination fee paid under the Soluna termination agreement, and the nine months ended September 30, 2026 also included consultant costs incurred earlier in the year. Selling, general and administrative expenses of discontinued operations were $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and consisted of consultant costs.

No income tax benefit was recognized on the loss from discontinued operations due to the full valuation allowance on our deferred tax assets. We do not expect to incur further costs related to our former Bitcoin mining business.

Discontinued Bitcoin Treasury Strategy

In December 2024, we adopted BTC as our primary treasury reserve asset. Our strategy included acquiring and holding BTC using cash that exceeded our working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase BTC. During the three months ended September 30, 2026, we discontinued our digital asset treasury strategy and exited our BTC mining operations in order to prioritize scaling our operating business, including KULR ONE and related products and services. We do not intend to acquire or hold BTC or other digital assets as treasury reserve assets in the future.

On May 7, 2026, our Board of Directors authorized management to sell digital assets as deemed necessary to fund operations and key business priorities in lieu of issuing equity. For the three and nine months ended September 30, 2026, we earned 3.12 and 20.35 BTC, respectively, from mining operations prior to the exit from those operations. During the three months ended September 30, 2026, we sold all of our BTC holdings. As of September 30, 2026, we held no BTC or other digital assets, no BTC was pledged as collateral, and we were no longer a party to any machine lease or mining services agreements.

The following table presents BTC activity during the nine months ended September 30, 2026:

			Weighted
			Average
	Digital Assets	Bitcoin Held	Per Bitcoin
Fair value as of December 31, 2025	$93,995,256	1,074.21	$87,502
Digital assets purchased	—	—	—
Digital assets mined	1,467,982	20.35	72,137
Received as downtime credits	339,790	4.53	75,009
Change in fair value of digital assets	(15,582,358)	—	—
Dispositions - digital assets sold	(80,220,670)	(1,099.09)	72,988
Fair value as of September 30, 2026	$—	—	$—

Liquidity and Capital Resources

As of November 6, 2026 and September 30, 2026, we had unrestricted cash balances of $50.8 million and $54.5 million, respectively. As of September 30, 2026, we had working capital of $64.4 million. As of September 30, 2026, we held no BTC.

For the nine months ended September 30, 2026 and 2025, net cash used in operating activities from continuing operations was $32.3 million and $22.6 million, respectively. Our net cash used in operations for the nine months ended September 30, 2026, was primarily attributable to our loss from continuing operations of $45.2 million, adjusted for non-cash expenses in the aggregate amount of $22.6 million, plus $9.7 million of net cash used to fund changes in the levels of operating assets and liabilities. Our net cash used in operations for the nine months ended September 30, 2025, was primarily attributable to our loss from continuing operations of $17.5 million, adjusted for non-cash gains in the aggregate amount of $1.7 million, plus $3.4 million of net cash used to fund changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2026, net cash provided by investing activities was $77.0 million, compared to net cash used in investing activities of $85.5 million for the nine months ended September 30, 2025. Net cash provided by investing activities during the nine months ended September 30, 2026, was primarily related to proceeds from the sale of digital assets, net, of $80.1 million, partially offset by equipment deposits of $1.6 million, purchases of property and equipment of $1.0 million, and the payment of a holdback amount related to an asset acquisition of $0.6 million. Net cash used in investing activities during the nine months ended September 30, 2025, was primarily related to investments in digital assets of $79.7 million, investment in preferred stock of $3.3 million, issuance of a loan receivable of $1.8 million, purchases of property and equipment of $0.6 million, and deposits paid for purchases of property and equipment of $0.1 million.

For the nine months ended September 30, 2026, net cash used in financing activities was $0.4 million, compared to net cash provided by financing activities of $107.0 million for the nine months ended September 30, 2025. Net cash used in financing activities during the nine months ended September 30, 2026, was due to payment of employee tax withholding on stock-based compensation of $0.4 million, as proceeds from our loan payable of $20.0 million were fully offset by repayments of our loan payable of $20.0 million. Net cash provided by financing activities during the nine months ended September 30, 2025, was primarily due to proceeds from ATM equity financings totaling $107.3 million and proceeds from our loan payable of $8.0 million, partially offset by loan payable repayments of $4.2 million, issuance costs on ATM equity financing of $2.7 million, repayments of notes payable of $0.6 million, payments for deferred financing costs of $0.6 million, and payment of employee tax withholding on stock-based compensation of $0.3 million.

Cash flows from discontinued operations are presented separately in the condensed consolidated statements of cash flows. Net cash used in operating activities of discontinued operations was $2.8 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively, which primarily reflects cash costs related to the BTC mining leases and BTC consulting services, including amounts that were required to be prepaid in connection with those leases, which were higher in the 2025 nine-month period. Because all revenue related to BTC mining is received in the form of BTC, which is non-cash, the BTC revenue has no impact on cash flows from discontinued operations.

Future cash requirements for our September 30, 2026 current liabilities include approximately $5.0 million for accounts payable and accrued expenses, and $0.6 million for future payments under our operating leases to be made within the next year. Future cash requirements for our long-term liabilities include $2.3 million for future payments under operating leases. Effective July 31, 2026, we terminated our digital asset mining services agreement and we were relieved of future commitments of $2.0 million in exchange for an early termination fee of $0.15 million.

Because borrowings under the Coinbase Master Loan Agreement were collateralized by our BTC, we have no borrowing availability under the facility following the sale of all of our BTC. Our ATM transactions remain paused through December 31, 2026.

Our primary source of liquidity has historically been cash generated from equity and debt offerings and, most recently, proceeds from the sale of our BTC. Because we no longer hold digital assets, BTC is no longer available to us as a source of liquidity. We have a history of recurring net losses and recurring use of cash in operations. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As of September 30, 2026, we believe that our cash on hand and working capital balances will be sufficient to meet our obligations as they become due over the next twelve months from the date these condensed consolidated financial statements were issued. The Company is exploring its capital raising options, including the possible resumption of ATM transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 – Subsequent Events to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Section 205 Action, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as noted below, there are no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2026 (the “2025 Form 10-K”).

During the three months ended September 30, 2026, we sold all of our BTC and discontinued our bitcoin treasury strategy, exited our BTC mining operations and repaid in full our borrowings under the Master Loan Agreement with Coinbase Credit, Inc. As a result of these events, the risks described under “Risks Relating to Our Bitcoin Treasury Strategy and Holdings” in the 2025 Form 10-K are no longer applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

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

KULR TECHNOLOGY GROUP, INC.

Dated: November 10, 2026	By:	/s/ Michael Mo
Michael Mo
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Dated: November 10, 2026	By:	/s/ Michael Kimel
Michael Kimel
Chief Financial Officer
(Principal Financial and Accounting Officer)